Form 10-K
period 1996-05-25
MERIX CORP
filed 1996-07-26
CIK 921365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-K
(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED MAY 25, 1996

                                     OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       COMMISSION FILE NUMBER 0-23818

                             MERIX CORPORATION
           (Exact name of registrant as specified in its charter)

                 OREGON                                     93-1135197
     (State or other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                   Identification Number)

 1521 POPLAR LANE, FOREST GROVE, OREGON                        97116
(Address of principal executive offices)                    (Zip Code)

                               (503)359-9300
                      (Registrant's telephone number)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                    NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                COMMON STOCK

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 21, 1996 was $84.6 million based upon the composite closing price of the Registrant's Common Stock on the Nasdaq National Market System on that date.

The number of shares of the Registrant's Common Stock outstanding as of June 21, 1996 was 6,133,496 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's proxy statement in connection with its 1996 annual meeting of shareholders are incorporated by reference into Part III.

                             MERIX CORPORATION
                                 FORM 10-K

                             TABLE OF CONTENTS

PART I                                                                     PAGE

      Item 1.   Business..................................................... 3

      Item 2.   Properties................................................... 9

      Item 3.   Legal Proceedings............................................ 9

      Item 4.   Submission of Matters to a Vote of Security Holders.......... 9

PART II

      Item 5.   Market for the Registrant's Common Stock and Related
                Stockholder Matters..... ....................................10

      Item 6.   Selected Financial Data......................................10

      Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................11

      Item 8.   Financial Statements and Supplementary Data..................17

      Item 9.   Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure..........................31

PART III

      Item 10.  Directors and Executive Officers of the Registrant...........32

      Item 11.  Executive Compensation.......................................32

      Item 12.  Security Ownership of Certain Beneficial
                Owners and Management........................................32

      Item 13.  Certain Relationships and Related Transactions...............32

PART IV

      Item 14.  Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K..........................................32

                Signatures...................................................35

                                   PART I

ITEM 1. BUSINESS.

      Merix Corporation (Merix or the Company) is a leading manufacturer of technologically advanced electronic interconnect products, custom engineered to meet customers' specific needs. These products include multilayer rigid, flexible, and high performance printed circuit boards used to connect the microprocessors, integrated circuits and other components essential to the functioning of electronic equipment. The Company's customers include a diversified base of manufacturers in the industrial instrumentation, computer, and communications segments of the electronics industry.

      Merix, an Oregon corporation, was formed in March 1994 to succeed to the business conducted by the Circuit Board Division (the Division) of Tektronix, Inc. (Tektronix), which had been in the electronic interconnect manufacturing business for over 30 years. On June 1, 1994, Merix acquired the assets and assumed certain liabilities (the Acquisition) of the Division in connection with the initial public offering of its common stock, and began to operate as an independent corporation. See Note 1 of the Notes to Financial Statements in Item 8. The term "Company" is used in this document to refer to both Merix and its predecessor, the Division. The Company's corporate offices are located at 1521 Poplar Lane, Forest Grove, Oregon 97116 and the telephone number is (503)359-9300.


ACQUISITIONS

      In fiscal 1996, the Company completed the acquisition and integration of two printed circuit board fabrication operations. On October 31, 1995, the Company acquired certain assets of Hewlett-Packard Company's (HP) Loveland, Colorado printed circuit fabrication operation and on December 31, 1995, the Company acquired from Rogers Corporation certain assets of the Soladyne printed circuit fabrication operation located in San Diego, California. The assets acquired in both acquisitions consisted principally of manufacturing equipment and inventory. See Note 3 of the Notes to Financial Statements in Item 8.


ELECTRONIC INTERCONNECT INDUSTRY OVERVIEW

      Interconnect products, including rigid and flexible printed circuit boards, are the basic platforms used to connect the microprocessors, integrated circuits and other components essential to the functioning of electronic equipment. Such products consist of a pattern of electrical circuitry etched from copper that is laminated to a board made of insulating material. The manufacture of these and other complex interconnect products requires increasingly sophisticated engineering and manufacturing expertise and substantial capital investment. This has contributed to increasing reliance by original equipment manufacturers
(OEMs) on independent manufacturers for such products.

      According to industry reports, the U.S. domestic market for all interconnect products was approximately $7 billion in 1995, including both "captive" and "independent" producers. Captive producers are typically divisions of larger OEMs that manufacture interconnect products for use in their own product lines. Independent producers, such as the Company, manufacture interconnect products for multiple OEMs, and represented approximately 85% of the U.S. domestic market revenues in 1995. The market share of independent producers has increased in recent years as OEMs have found that independent producers can often provide greater flexibility, higher levels of responsiveness and faster delivery at a lower overall cost than their own captive operations.

      Historically, the industry has been highly fragmented. Increasing technology demands and resulting demands for capital investment are expected to contribute to a growing trend toward consolidation of the independent producers.

CUSTOMERS, MARKETING AND SALES

      The Company's customers include a diversified base of leading OEMs in the industrial instrumentation, computer, and communications segments of the electronics industry. These customers often use leading-edge technologies and their product requirements generally drive the advancement of electronic interconnect manufacturing technology.

      The Company also manufactures and sells products to electronic manufacturing service industry (EMSI) customers such as Benchmark
Electronics, Inc., Pro-Log Corporation, Solectron Corporation, and SCI Systems, Inc. which assemble components on the products for resale to OEMs. The Company seeks to expand existing relationships and establish relationships with other EMSI customers to gain access to more OEM customers.

      The Company seeks to develop strategic relationships with its customers and markets its products and services through a direct sales force. The Company's sales people advise customers with respect to applicable technology, manufacturability of designs and cost implications.

      The Company believes continuous improvement in product technology is essential to satisfy customer needs. To gain knowledge of future technology needs, the Company holds technology planning and review meetings with its major customers, attends technical conferences and trade shows, and hosts an annual conference with its customers and suppliers. These activities also enhance the Company's visibility in the marketplace.

      In fiscal year 1996, the following four customers represented approximately 69.3% of net sales: Tektronix, Motorola, Hewlett-Packard, and Teradyne represented 20.6%, 19.5%, 18.7% and 10.5% of sales, respectively. Immediately prior to consummation of the Acquisition, Tektronix, through participating divisions and subsidiaries, entered into seven separate three-year supply agreements with the Company under which they agreed to purchase annually from the Company at least the lesser of 90% of their aggregate requirements for printed circuit boards, flexible circuits and related tooling and test fixtures or $28.5 million worth of the Company's products. In connection with the acquisition of the Loveland operation, the Company entered into a two-year supply agreement under which HP agreed to purchase, at market prices, at least $35 million of product in the first year and at least $25 million in the second year.


MANUFACTURING AND ENGINEERING

Product Profiles

      The Company specializes in high density, multilayer printed circuit boards produced using a variety of materials. The majority of the Company's multilayer rigid circuit boards are manufactured on a standard base laminate material having broad functionality. The Company also produces high performance circuit boards constructed from specialty materials and flexible circuits. The Company's products and their applications are described below.

      Rigid Epoxy Substrate Circuits. This product group consists of epoxy/glass laminate circuit boards used in virtually all segments of the electronics industry and is manufactured at the Forest Grove and Loveland facilities. The Company also manufactures rigid-flex circuits which are a hybrid of the rigid and flexible circuits. Such boards combine performance characteristics of rigid circuits with the spatial advantages of flexible circuits. For fiscal years 1996 and 1995, rigid circuits represented 73.6% and 72.1%, respectively, of the Company's net sales.

         High Performance Circuits. High performance circuit boards are used in electronic products requiring high speed and high frequency interconnect solutions, such as cellular phone base stations and other communications, computing and instrumentation products and are manufactured at the Forest Grove and Soladyne facilities. High performance circuits are manufactured using specialty materials with properties that address the need for faster speeds, higher operating temperatures and higher frequencies.

The Company has developed the expertise and specialized engineering processes required to manufacture high performance circuit boards using a broad range of materials, including Duroid(R), Cyanate Ester and GETEK(R). The Company believes that it is one of the few merchant suppliers capable of producing high performance circuits using a combination of high performance base materials at acceptable quality and yield levels. For fiscal years 1996 and 1995, high performance circuits represented 23.6% and 25.2%, respectively, of the Company's net sales.

      Flexible Circuits. Flexible circuits are thin, lightweight circuits used to interconnect other circuit boards and electronic devices within electronic equipment. The Company produces high density, mechanically complex flexible circuits that offer the advantages of improved signal speeds and circuit densities, reduced part size, reduced weight, and flexibility. Flexible circuits are used in high speed computers and other electronic equipment as replacements to cables, wiring and other interconnect devices to improve product reliability and performance. Flexible circuits, which represented 2.8% and 2.7% of the Company's net sales in 1996 and 1995, respectively, are manufactured at the Forest Grove facility.

Manufacturing Processes

      The manufacture of complex multilayer interconnect products involves the use of a variety of sophisticated production processes and equipment. In general, the Company receives circuit designs directly from its customers in the form of computer aided design files that it reviews to ensure manufacturability. Using these computer files, the Company generates images of the circuit patterns that it develops on individual layers using advanced photographic processes. Through a variety of plating and etching processes, the Company adds and removes conductive and insulating materials. Separate layers are combined, or laminated together, using intense heat and pressure under vacuum. Connections between layers are achieved by plating through small holes called vias. Vias are made by highly specialized equipment capable of achieving extremely fine tolerances with high accuracy.

      The Company embraces Total Quality Management to meet the highest industry standards for product quality. The Company has remained ISO 9001 certified since 1992, when it was the first independent circuit board operation in the United States to be certified to this level of international quality standards. In May 1996, the Company's Forest Grove facility received the Shingo Prize for Manufacturing Excellence. The Shingo Prize is awarded annually by the National Association of Manufacturers to recognize North American domestic manufacturing companies that demonstrate excellence in manufacturing leading to quality enhancement, productivity improvement, and customer satisfaction. During fiscal year 1995, the Company was awarded the Oregon Quality "Governor's Trophy" Award for outstanding quality systems and performance.

      The Company specializes in products with extremely fine geometries and tolerances including trace and space widths below .002 inches and via diameters below .006 inches. Because of the tolerances involved, the Company uses clean rooms in certain manufacturing processes where tiny particles can create defects on the circuit patterns, and uses automated optical inspection (AOI) to ensure consistent quality.

      The Company operates on a twenty-four hour, five or six day manufacturing work week schedule, with non-scheduled days reserved for maintenance.

      In December 1995, the Company entered into a sub-license agreement with HP's Printed Circuit Organization under which the Company has the rights to use the DYCOstrateTM interconnect substrate technology. DYCOstrateTM is a trademark of Dyconex Patente AG, a Swiss company. The Company believes that the DYCOstrateTM technology will offer customers a better price/performance ratio in high-volume applications than traditional technologies. The Company expects to begin shipping products utilizing this technology in the latter half of fiscal year 1997. However, there is a risk that engineering delays could result in deferral of the initial shipment date and a risk that customer acceptance will not be forthcoming.

SUPPLIER RELATIONSHIPS

      Historically, the majority of raw materials used in the manufacture of the Company's products have been readily available. However, as product changes increase the industry's use of new laminate materials, the potential for shortages in the supply of these materials increases. To date, material shortages or price fluctuations have not had a materially adverse effect on the Company.

      In order to reduce lead times and inventory carrying costs, to enhance the quality and reliability of its supply of raw materials and to reduce transportation and other logistics costs, the Company has entered into strategic relationships with certain of its suppliers of laminates, drill bits and other raw materials, and for certain services. In 1993, Matsushita Electronics Materials, a key laminate supplier, completed an 82,000 square foot factory adjacent to the Company's Forest Grove facility to produce laminates previously imported by the Company from Japan. During 1994, Insulectro, a key supplier of raw materials and services, completed construction of a warehouse distribution center adjacent to the Company's Forest Grove facility. In addition, Probe Test Fixtures, Inc. provides on-site electrical test services to the Company.

      The Company strives to develop and maintain good working relationships with its key suppliers to enhance operation of the business. Supplier management programs drive improvements and working relationships between the parties. These programs include, but are not limited to, quarterly review meetings, joint product and process development, and participation in an annual technology needs assessment meeting with the Company's key and strategic customers.


ENVIRONMENTAL CONTROLS

      Electronic interconnect product manufacturing requires the use of a variety of materials, including metals and chemicals. As a result, the Company is subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste, and other hazardous materials, as well as air quality regulations. Water used in the manufacturing process must be treated to remove metal particles and other contaminates before it can be discharged into the municipal sanitary sewer system. The Company operates and maintains effluent water treatment systems and utilizes approved laboratory testing procedures at each of its manufacturing facilities under effluent discharge permits issued by a number of governmental authorities. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. The Company believes that its waste treatment complies with all current environmental protection requirements in all material respects. However, there can be no assurance that violations will not occur in the future. Further, to the extent that environmental laws change, environmental expenditures could increase.

      Certain waste products generated by the Company's manufacturing facilities require further treatment or controlled disposal. In connection with the Acquisition, the Company entered into an agreement with Tektronix to provide tanker and containerized waste handling, storage, and disposal in accordance with applicable environmental regulations for a three-year period. At the Loveland and Soladyne operations, the Company utilizes third parties for waste handling, storage and disposal services in accordance with the applicable environmental regulations.

      The Company is a recognized leader in the professional management of industrial chemicals, waste treatment and recycling. As part of its commitment to reduce potential impacts on the environment, the Company has eliminated the use of all ozone depleting compounds in manufacturing. The Company has also eliminated the use of certain other hazardous chemicals, such as chromium, trichloroethylene and perchloroethylene.

BACKLOG

      The Company's backlog was approximately $19.9 million at the end of fiscal year 1996 compared with $18.7 million at the end of fiscal year 1995. A substantial portion of the Company's backlog is typically scheduled for delivery within 60 days. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement and a certain portion of the Company's backlog is subject to cancellation or postponement without significant penalty. Accordingly, the Company's backlog is not necessarily indicative of future sales or earnings.


COMPETITION

      Competitive factors in the market for electronic interconnect products include product quality, technological capability, responsiveness to customers in delivery and service, and price. The Company believes that competition in the market segments served by the Company is based more on product quality, technical capability and delivery than on price. The Company believes its primary competitive strengths are its ability to provide a wide array of interconnect products at a high quality within a shorter lead-time, engineering and manufacturing expertise, and customer service and support.

      The electronic interconnect industry in the United States is highly fragmented. An industry source estimates the number of companies producing circuit boards in the United States is between 750 and 800 companies. There are no dominant manufacturers in the industry and, according to an industry source, the top 10 merchant suppliers accounted for approximately 25% of total circuit board sales by independent suppliers in 1995. The Company faces competition from captive interconnect product manufacturers, many of which have substantial resources and production capabilities. These manufacturers may seek orders in the open market to fill excess capacity, thereby increasing competition.


PATENTS AND OTHER INTELLECTUAL PROPERTY

      The Company's success depends in part on proprietary technology and manufacturing expertise. While the Company attempts to protect its proprietary technology through patents, copyrights and trade secrets, it believes that its success will depend more upon further innovation and technological advances. Companies in the electronics industry from time to time receive letters from third parties alleging infringement of patent rights. The Company has received no such letters; however, Tektronix, prior to the Acquisition, received a notice of infringement from Jerome H. Lemelson, alleging infringement of several of Mr. Lemelson's "barcode reader," "machine vision," "video imaging," "beam processing" and certain other patent claims. Mr. Lemelson contends that any modern manufacturing facility such as that operated by the Company must necessarily infringe on at least some of the asserted patent claims at some time during the course of product design, fabrication, or testing. In connection with the Acquisition, Tektronix agreed to assume any liabilities, in excess of any manufacturer's indemnity, relating to the claim made by Mr. Lemelson for products of the Company shipped to customers prior to the consummation of the Acquisition. Tektronix and Mr. Lemelson have announced that Tektronix has entered into an agreement with Mr. Lemelson to license certain of Mr. Lemelson's patents. Should Mr. Lemelson assert a claim against the Company and be able to identify processes or products of the Company for which a license is legally required, although there can be no assurance, the Company expects Mr. Lemelson to license the patented technology to the Company under terms that would not have a material financial impact.

EXECUTIVE OFFICERS

      The following table sets forth certain information with respect to the executive officers of the Company.

NAME                           AGE                         POSITION
- - ----                           ---                         --------
Deborah A. Coleman             43        Chairman and Chief Executive Officer
Lawrence C. Neitling           48        President, Chief Operating Officer and Director
Joseph H. Howell               44        Senior Vice President and Chief Financial Officer
Terri L. Timberman             38        Vice President - Human Resources
Samuel R. DeSimone, Jr.        36        Vice President -  Corporate Development,
                                         General Counsel and Secretary

      Deborah A. Coleman serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. From November 1992 to the inception of the Company, Ms. Coleman served as Vice President, Materials Operations of Tektronix and was responsible for management of the operations of the Circuit Board Division of Tektronix. Prior to joining Tektronix, Ms. Coleman held various positions at Apple Computer, Inc. for 11 years., including Vice President of Information Systems and Technology, Chief Financial Officer and Vice President of Worldwide Manufacturing Operations.

      Lawrence C. Neitling serves as a member of the Board of Directors and as President and Chief Operating Officer of the Company. From 1985 until the inception of the Company, Mr. Neitling served as Operations Manager and General Manager of the Circuit Board Division of Tektronix.

      Joseph H. Howell serves as Senior Vice President and Chief Financial Officer of the Company. From 1988 until joining the Company in January 1995, Mr. Howell served as Controller of Borland International, Inc., where he was appointed Vice President in 1991 and acting Chief Financial Officer in 1994.

      Terri L. Timberman serves as Vice President - Human Resources of the Company. Ms. Timberman joined the Circuit Board Division in February 1994. From 1992 until joining the Company, Ms. Timberman served in various human resource management positions for Tektronix. Prior to 1992, Ms. Timberman served as Director of Human Resources for TriQuint Semiconductor, Inc.

      Samuel R. DeSimone, Jr. serves as Vice President - Corporate Development, General Counsel and Secretary. From 1990 until joining the Company in September 1995, Mr. DeSimone was a partner at the law firm of Lane Powell Spears Lubersky in Portland, Oregon. Prior to 1990, Mr. DeSimone worked for the law firm of Testa, Hurwitz & Thibeault in Boston, Massachusetts.


EMPLOYEES

      As of May 25, 1996 the Company had a total of 1,523 employees, of which 1,293 were regular employees and 230 were temporary agency employees. None of the Company's employees are represented by a labor union. The Company has never experienced an employee-related work stoppage. The average length of service for the Company's regular employees is approximately 10 years. The Company believes its relationship with its employees is good. The Company also believes that the continued hiring and retention of engineers and management personnel is integral to the success of the Company.

ITEM 2. PROPERTIES.

      The Company owns a 73-acre industrial land site located in Forest Grove, Oregon on which a 174,000-square-foot manufacturing facility and 6,300-square-foot waste treatment facility are located. Pursuant to a trust deed granted by the Company to Tektronix, such site is subject to a mortgage securing the Company's obligation to repay $10 million pursuant to a note delivered by the Company to Tektronix in connection with the Acquisition. See Note 1 of the Notes to Financial Statements in Item 8. During the fourth quarter of fiscal year 1995, the Company acquired a vacant 37,500-square-foot building approximately one mile from this manufacturing facility. This building was retrofitted to provide interim office space for administrative personnel previously located in the manufacturing facility pending completion of the Company's new 62,500-square-foot administration and training facility, which is being constructed on the Company's Forest Grove industrial land site and is scheduled for completion in the first quarter of fiscal 1997. The approximately 20,000 square feet of space in the Forest Grove manufacturing facility vacated by the administrative personnel was retrofitted to increase manufacturing capacity. Additionally, the Company currently intends to retrofit the interim office space to increase manufacturing capacity, after relocating administrative personnel to the new administration and training facility.

      In connection with the acquisition of the Loveland operation, the Company entered into a five year lease with HP for 120,000 square feet of manufacturing space housing the acquired operations. Prior to the end of the lease term, the Company intends to construct a facility in Colorado to replace the manufacturing capacity of the leased space. In connection with the acquisition of the operations at the Soladyne operation, the Company assumed a lease held by Rogers Corporation for the 37,000-square-foot manufacturing facility housing the acquired operations. The lease has five years remaining.


ITEM 3. LEGAL PROCEEDINGS.

      There are no material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

      Merix's Common Stock is traded on the Nasdaq National Market. The Company's initial public offering price was $9.00. Prior to the offering on May 25, 1994, there had been no public market for Merix's Common Stock. The range of the high and low bid prices for the Company's Common Stock as reported by The Wall Street Journal for the most recent fiscal quarters was as follows:

                                                HIGH          LOW
                  FISCAL YEAR 1996:
                      Quarter 1              $34 3/4      $23 1/2
                      Quarter 2               38 3/4       29
                      Quarter 3               38           27
                      Quarter 4               39 1/8       30 1/4


                  FISCAL YEAR 1995:
                      Quarter 1              $13 3/4      $ 8 1/2
                      Quarter 2               17 3/4       12 1/8
                      Quarter 3               25 5/8       16
                      Quarter 4               29           20 5/8

      There were approximately 4,700 shareholders of record as of July 17, 1996.

      The Company has never declared any dividends. Merix currently intends to retain all future earnings, if any, for use in the Company's business and, accordingly, does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

      Financial information for fiscal years 1994, 1993 and 1992 relates to the Circuit Board Division of Tektronix, and is not necessarily indicative of the results that would have occurred had the Division operated as a separate entity for the fiscal years presented.

                                               1996        1995      1994(2)     1993(2)     1992(2)
                                               ----        ----      -------     -------     -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
        STATEMENT OF INCOME DATA:

        Net sales.........................    $155,634    $101,448     $78,442     $70,340     $68,526
        Net income........................      12,793      10,564       6,791       5,146       5,720
        Primary earnings per share (1)....       $1.98       $1.67       $1.12       $ .85       $ .94

        BALANCE SHEET DATA:

        Working capital...................      34,047      34,201      28,215       4,213       5,846
        Total assets......................     111,170      69,597      52,254      24,487      26,285
        Long-term debt....................      26,670       6,427       8,073         240           -
        Equity............................      66,353      52,319      38,093      16,271      19,523

        ----------------

        (1) Primary earnings per share for fiscal years 1994, 1993 and 1992 are pro forma based on the initial 6,055 shares outstanding following the Acquisition.

        (2)  See Note 1 to the Financial Statements included in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ACQUISITIONS (IN THOUSANDS)

      On October 31, 1995, the Company acquired certain assets of Hewlett-Packard Company's (HP) Loveland, Colorado printed circuit board manufacturing facility for a total purchase price of approximately $26,868. Of this amount $23,600 was paid to HP for the purchase of fixed assets and inventory, $427 was assumed as a liability for the purchase of manufacturing equipment, $1,813 was paid to others for costs related to the transaction and $1,028 was accrued for the estimated cost of the Company's contractual obligation to renovate leased manufacturing facilities in Loveland at the conclusion of the lease term. Assets acquired include inventory and supplies of $1,955, fixed assets, principally manufacturing equipment, of $22,427 and goodwill of $2,486.

      Of the purchase price paid in cash, $20 million was borrowed on the Company's unsecured bank line of credit. This instrument matures on July 29, 1996, at which time it may be extended or converted to a variety of other borrowing instruments at the then current market rates of interest, with an ultimate due date of the credit facility of no later than September 1, 2000.

      The Company's primary purpose in acquiring this operation was to add manufacturing capacity and create a second manufacturing operation for products produced for its current customers. In connection with this transaction, the Company and HP entered into a two year supply agreement under which HP agreed to purchase, at market prices, at least $35 million of product in the first year and at least $25 million in the second year.

      On December 31, 1995, the Company acquired certain assets, consisting principally of inventory and manufacturing equipment, of the Soladyne printed circuit fabrication operation from Rogers Corporation. Soladyne is located in San Diego, California, and Rogers is one of the Company's suppliers of high performance material. The purchase price was not material to the financial position of the Company.

RESULTS OF OPERATIONS (IN THOUSANDS)

      Financial information for fiscal year 1994 relates to the Circuit Board Division of Tektronix, and is not necessarily indicative of the results which would have occurred had the Division operated as a separate entity for that fiscal year. In 1994, the Company sold products to Tektronix at the Company's approximate cost. In order to provide comparability, the Company's sales to Tektronix for 1994 are presented based on pricing terms that the Company and Tektronix believe were equivalent to those that would have prevailed between independent parties, based upon (i) independent bids acquired by Tektronix from time to time for products of the type manufactured by the Company and (ii) their knowledge of prevailing industry prices.

                                                                              PERCENTAGE OF NET SALES
                                                                              -----------------------
                                      1996        1995         1994         1996        1995         1994
                                      ----        ----         ----         ----        ----         ----
Net sales..................       $155,634    $101,448      $78,442       100.0%      100.0%       100.0%
Cost of sales..............        118,234      72,380       58,364        76.0%       71.3%        74.4%
                                   -------    --------      -------      -------      ------        -----
Gross profit...............         37,400      29,068       20,078        24.0%       28.7%        25.6%
Operating expenses:
  Engineering..............          5,019       3,523        2,729         3.2%        3.5%         3.5%
  Selling, general and
    administrative.........         11,399       8,726        6,427         7.3%        8.6%         8.2%
                                   -------    --------      -------      -------      ------        -----
  Total operating expenses.         16,418      12,249        9,156        10.5%       12.1%        11.7%
Operating income...........         20,982      16,819       10,922        13.4%       16.6%        13.9%
Interest expense...........          1,333         721           19          .8%         .7%            -
Other income, net..........            690         940           50          .4%         .9%          .1%
                                   -------    --------      -------      -------      ------        -----
Income before taxes........         20,339      17,038       10,953        13.0%       16.8%        14.0%
Income taxes...............          7,546       6,474        4,162          .8%        6.4%         5.3%
                                   -------    --------      -------      -------      ------        -----
Net income                         $12,793    $ 10,564      $ 6,791         8.2%       10.4%         8.7%
                                   =======    ========      =======      =======      ======        =====

      Sales by product lines, market segments and largest customers as a percent of net sales are as follows:

                                                                             PERCENTAGE OF NET SALES
                                                                             -----------------------
                                    1996          1995        1994        1996        1995         1994
                                    ----          ----        ----        ----        ----         ----
PRODUCT LINES
   Rigid                        $114,530       $73,144     $61,029       73.6%       72.1%        77.8%
   High Performance               36,750        25,571      12,943       23.6%       25.2%        16.5%
   Flexible                        4,354         2,733       4,470        2.8%        2.7%         5.7%
                                --------      --------     -------      ------      ------       ------
     Total                      $155,634      $101,448     $78,442      100.0%      100.0%       100.0%
                                ========      ========     =======      ======      ======       ======
MARKET SEGMENTS
   Computers                     $33,206       $19,261    $ 25,528       21.3%       19.0%        32.5%
   Communications                 43,798        40,058      24,845       28.2%       39.5%        31.6%
   Test and  Instruments          55,828        35,103      24,138       35.9%       34.6%        30.9%
   Contract Mfg.                  20,606         6,793       3,931       13.2%        6.7%         5.0%
   Other                           2,196           233           -        1.4%        0.2%            -
                                --------      --------     -------      ------      ------       ------
     Total                      $155,634      $101,448     $78,442      100.0%      100.0%       100.0%
                                ========      ========     =======      ======      ======       ======
LARGEST CUSTOMERS
   Tektronix                     $32,010       $31,577     $29,024       20.6%       31.1%        37.0%
   Motorola                       30,427        23,170      12,786       19.5%       22.8%        16.3%
   Hewlett-Packard                29,100             -           -       18.7%           -            -
   Teradyne                       16,389        11,497       7,295       10.5%       11.4%         9.3%
   Storage Technology              9,491         9,899       9,570        6.1%        9.8%        12.2%
   Other                          38,217        25,305      19,767       24.6%       24.9%        25.2%
                                --------      --------     -------      ------      ------       ------
     Total                      $155,634      $101,448     $78,442      100.0%      100.0%       100.0%
                                ========      ========     =======      ======      ======       ======

      The Company's five largest customers comprised 75.4%, 75.1%, and 74.8% of net sales for fiscal years 1996, 1995 and 1994, respectively. The Company expects that a small number of customers will continue to account for a substantial majority of its sales and that the relative dollar amount and mix of product sold to any of these customers can change significantly from year to year. There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, or that the mix of products purchased will be in the same ratio. The loss of one or more principal customers or a change in the mix of product sales could have a material adverse effect on the Company's business, financial condition and results of operations.


COMPARISON OF FISCAL YEARS 1996 AND 1995  (IN THOUSANDS)

      Fiscal year. The Company's fiscal year is the 52 or 53 week period ending the last Saturday in May. Fiscal years 1996 and 1995 were 52 week years; fiscal year 1997 will be a 53 week year with the extra week occurring in the third quarter.

      Net Sales. The Company is engaged in the single business segment of producing custom, complex, technologically advanced printed circuit boards to customer specifications. Accordingly, the Company does not disclose separately the sales or results of operations of the Forest Grove, Loveland or Soladyne operations. The Company classifies its products, principally based on the type of production materials used, as rigid, high performance, and flexible printed circuit boards.

      Net sales for fiscal year 1996 were $155,634 representing a 53.4% increase over prior year net sales of $101,448. The overall increase in net sales resulted principally from the acquisition of the Loveland and Soladyne operations, from increased sales of high performance products which increased by $11,179, or 44% as compared to sales of high performance products in 1995, and from capacity and productivity increases to meet customer demand at the Forest Grove facility.

      The Company, along with many of its competitors, is experiencing lower demand that the Company believes will result in lower sales and net income in the first half of fiscal year 1997. Two of the Company's largest customers have recently issued press releases indicating that they are also experiencing a softness in demand. This could result in a reduction in sales orders from these customers which could have a material adverse effect on the Company's sales and earnings. The interconnect industry has added production capacity within the last year which, together with the current reduced demand, could intensify price competition that could also negatively impact sales and earnings. Additionally, the Company closed all of its facilities the week of July 4, 1996 for the purpose of completing capital equipment installations and major facilities maintenance projects. Although there can be no assurances that they will be effective, the Company is taking actions to mitigate the effect of these conditions, including the qualification of new customers to broaden the Company's customer base. Based on comments from several customers, the Company believes that industry conditions should improve and customers' inventory adjustments should be worked through by the end of calendar 1996. However, there can be no assurance that this will occur.

      New Product Development. The Company continues to invest in new product research and development as technology leadership will become increasingly important to the interconnect industry. In December 1995, the Company entered into a sub-license agreement with HP's Printed Circuit Organization under which the Company has the rights to use the DYCOstrateTM interconnect substrate technology. The Company believes that the DYCOstrateTM technology will offer customers a better price/performance ratio in high-volume applications than traditional technologies. The Company expects to begin shipping products utilizing the technology in the latter half of fiscal year 1997. However, there is a risk that engineering delays could result in deferral of the initial shipment date and a risk that customer acceptance of the technology will not be forthcoming.

      Gross Margins. The Company's gross margin was 24.0% in fiscal year 1996, compared with 28.7% in the prior year. The Company's gross margin can be affected by various factors, including sales volumes, product mix, production yields, price changes and changes in the Company's cost structure.

High performance products are generally more complex and carry higher margins than the Company's rigid products. The Company's product mix in fiscal year 1996 included a higher percentage of rigid product due to the acquisition of the Loveland operation which produces exclusively rigid product. The Company performs component subassembly on certain of its high performance products as a customer accommodation. Such subassembly services carry substantially lower gross margins than circuit board production.

      Gross margins decreased in fiscal year 1996 principally as a result of product mix, including the effect of the Loveland operation, and an increase in sales of products that include component subassembly. Prior to its acquisition by the Company, the Loveland operation generated relatively low margins due to its captive status. The Company is investing in productivity and capacity improvements in order to improve these margins. However, there are no assurances that these margins will be higher in the future.

      While the exact impact is not known at this time, the Company expects that lower sales in the first half of fiscal year 1997 will result in a lower gross margin for this period. In addition, the Company's depreciation and other fixed manufacturing costs will increase in fiscal year 1997 as a result of recent capital investments. In an attempt to mitigate the effect of expected lower sales, the Company is taking steps to reduce costs, including reductions in discretionary spending and decreases in the temporary work force.

      Engineering. Engineering expenses were $5,019 and $3,523 in fiscal years 1996 and 1995, respectively, and were 3.2% and 3.5% of net sales, respectively, each year. Engineering expenses have increased due to additional engineering staff as a result of the acquisitions of the Loveland and Soladyne operations. Engineering expenses are expected to increase as a percent of sales in the first half of fiscal year 1997 due to their relatively fixed nature and the anticipated lower sales level for this period. The Company believes that it is necessary to continue to invest in engineering efforts to remain competitive, but there can be no assurance that such investments will result in increased sales or profits.

      Selling, General and Administrative. Selling, general and administrative expenses were $11,399 and $8,726 in fiscal years 1996 and 1995, respectively, and were 7.3% and 8.6% of net sales, respectively. Selling, general and administrative expenses as a percent of sales decreased due to the relatively fixed nature of certain general and administrative expenses. These expenses increased primarily to support growth and a multi-site environment. Selling, general and administrative expenses are expected to increase as a percent of sales in the first half of fiscal year 1997 due to their relatively fixed nature and the anticipated lower sales level for this period.

      Interest Expense. Interest expense increased in fiscal year 1996 from the prior year due to the interest resulting from the $20 million bank borrowing used to fund the acquisition of the Loveland operation.

      Other Income, net. Other income, net consists principally of interest income from invested cash. The decrease in interest and other income from the prior year is due principally to lower balances of such cash.

      Income Taxes. The Company's effective tax rate of 37% in fiscal year 1996 is lower than the effective tax rate of 38% in 1995, principally due to the State of Oregon reducing the current year corporate income tax rate as a method of refunding excess income taxes collected in prior years. The effect of the reduction was to increase net income for the fiscal year by $204. The Company expects its effective tax rate in fiscal year 1997 to be approximately 38%.

COMPARISON OF FISCAL YEARS 1995 AND 1994 (IN THOUSANDS)

      Net Sales. Net sales for fiscal year 1995 were $101,448 representing a 29.3% increase over prior year net sales of $78,442. The overall increase in net sales resulted principally from increased sales of the Company's high performance products, which increased by 96.8%, compared with the prior year. During fiscal year 1995, approximately 95.5% of the Company's net sales of high performance products and substantially all of its high performance growth related to Motorola, one of the Company's largest customers.

      Gross Margins. The Company's gross margin was 28.7% in fiscal year 1995, compared with 25.6% in the prior year. Gross margins increased in fiscal year 1995 principally as a result of the increased sales of high performance products and the allocation of fixed costs over higher production volumes.

      Engineering. Engineering expenses were $3,523 and $2,729 in fiscal years 1995 and 1994, respectively, and were 3.5% of net sales each year. Engineering expenses increased principally as a result of hiring additional engineers and salary increases.

      Selling, General and Administrative. Selling, general and administrative expenses were $8,726 and $6,427 in fiscal years 1995 and 1994, respectively, and were 8.6% and 8.2% of net sales, respectively.

      Prior to fiscal year 1995, the Company was a division of Tektronix. The increase in selling, general and administrative expenses, both in amount and as a percentage of net sales in fiscal year 1995, resulted principally from increased costs related to being an independent company. Such increased costs include, among others, a substantial increase in sales department personnel, the addition of executive officers and related staff and new expenses related to public reporting and investor relations activities.

      Interest Expense. Interest expense increased in fiscal year 1995 from the prior year due to the interest incurred on the $10,000 note entered into with Tektronix in conjunction with the Acquisition.

      Interest and Other Income. The increase in interest and other income from the prior year is due principally to the investment of cash received as a result of the completion of the Acquisition and cash generated from operations.

      Income Taxes. The Company's effective tax rate of 38% in fiscal year 1995 is consistent with the effective tax rate in fiscal year 1994.


LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

      Cash and short-term investments at May 25, 1996 were $19,358, compared with $26,891 at May 27, 1995. Working capital was $34,047 at May 25, 1996 and $34,201 at May 27, 1995. The Company generated cash from operations of $16,883 in fiscal year 1996, and used $39,323 in investing activities, of which $28,720 was associated with the acquisition of the Loveland and Soladyne operations. Prior to fiscal year 1995, substantially all of the cash generated by the Company's operations was remitted to Tektronix pursuant to Tektronix's centralized cash management program.

      During fiscal year 1996, $19,417 of the Company's investments matured and $14,000 of short-term investments, principally U.S. state and local government securities, were purchased. The Company's policy is to hold such short-term investments to maturity. During fiscal year 1996, the Company had capital expenditures of $16,111, principally for expansion of manufacturing capacity and the construction of the Company's new administration and training building in Forest Grove.

      The Company's facilities expenditures consisted of $5,230 for the construction of the new administration and training building, $451 for renovation of the current interim administration building, and $874 for renovation of the factory space vacated by administrative and sales personnel. In addition to these facility investments, the Company acquired $9,556 of capital equipment during fiscal year 1996, excluding the capital equipment purchased in connection with the acquisition of the Loveland and Soladyne operations.

      The Company has a $30 million unsecured bank line of credit against which it has borrowed $20 million. This borrowing bears interest at Bankers Acceptance plus one percent (6.38% at May 31, 1996) and matures on July 29, 1996, at which time it may be extended or converted to a variety of borrowing instruments at the then current market rates of interest, with an ultimate due date of the credit facility of no later than September 1, 2000. Borrowings under the line of credit in excess of $20 million bear interest at LIBOR plus .875 percent. Borrowings available under the line of credit were $10,000 at May 31, 1996. The outstanding balance under the Company's line of credit is included in long-term debt based on the Company's ability and intent to repay the balance on a long-term basis.

      The Company is currently seeking $40 million of long-term debt to repay amounts under the existing bank line of credit and for working capital and general corporate purposes. If successful, such borrowing will increase interest income and interest expense in fiscal year 1997 compared to fiscal year 1996.

      The Company's future needs for financial resources include amounts to support investments in additional facilities and equipment. The Company's ability to obtain additional debt, or the terms under which such debt might be available, may be impacted by its increased bank borrowings in fiscal year 1996 compared to fiscal year 1995. The Company believes that its existing capital resources, cash generated from operations and proceeds from potential future financing activities will be sufficient to meet its working capital and capital expenditure requirements through fiscal 1997. The Company intends to pursue possible business acquisitions, but currently has no specific acquisition commitments.


FORWARD-LOOKING INFORMATION

      Information contained in this Form 10-K regarding fiscal year 1997 and in the 1996 Annual Report to Shareholders regarding goals of the Company, including: anticipated customer demand, sales and net income; industry conditions and customer inventory adjustments; gross margins; engineering and selling, general and administrative costs as a percent of net sales; cost reduction efforts; estimated effective tax rate for fiscal 1997; interest income and expense; initial expectations in regard to the commencement of shipments of products utilizing DYCOstrateTM technology and related customer acceptance; and Company goals with respect to market share, revenue growth, customer diversification, return on equity, shareholder value, technology leadership, human resources and supply chain integration constitute forward-looking statements. Information contained in forward looking statements is based on current expectations, is subject to change and may differ materially from actual results. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking information that involves a number of risks and uncertainties. Factors that could cause actual results to differ materially from the forward-looking information include, but are not limited to, the matters discussed in this Form 10-K as well as the following: business conditions and growth in the general economy and the interconnect industry; production delays; product mix; the highly competitive interconnect environment; cancellation or reduction of orders; effective utilization of existing and new manufacturing resources; customer acceptance of new technologies; environmental issues; pricing pressures by key customers; costs and yield issues associated with production; capacity constraints; availability of parts and supplies from third parties on a timely basis and at reasonable prices; ability to execute financing strategies; and other risks listed from time to time in the Company's Securities and Exchange Commission reports or otherwise disclosed by the Company. Any forward-looking statements should be considered in light of these factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                             MERIX CORPORATION

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Merix Corporation:

      We have audited the accompanying balance sheets of Merix Corporation as of May 25, 1996 and May 27, 1995 and the related statements of income, shareholders' equity, and cash flows for the years ended May 25, 1996, May 27, 1995, and May 28, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. These financial statements give retroactive effect to the reorganization of entities under common control which has been accounted for using a methodology similar to a pooling of interests as described in Note 1 to the financial statements.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of Merix Corporation as of May 25, 1996 and May 27, 1995, and the results of its operations and its cash flows for the years ended May 25, 1996, May 27, 1995, and May 28, 1994 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Portland, Oregon
June 18, 1996

                             MERIX CORPORATION

                               BALANCE SHEETS
                               (IN THOUSANDS)
                                                                                        MAY 31
                                                                                   1996           1995
                                                                               --------        -------
ASSETS

Current assets:

    Cash and cash equivalents.............................................    $  12,191        $14,307

    Short-term investments................................................        7,167         12,584

    Accounts receivable - net of allowance of $78 and $53, respectively...       21,401          9,493

    Accounts receivable - affiliates......................................        3,138          3,281

    Inventories (Note 5)..................................................        6,435          4,449

    Other current assets..................................................          589            938
                                                                              ---------        -------

    Total current assets..................................................       50,921         45,052

Property, plant and equipment (Note 6)....................................      101,731         62,161

Accumulated depreciation..................................................      (46,155)       (42,296)
                                                                              ---------        -------

    Property, plant and equipment - net...................................       55,576         19,865

Deferred income taxes (Note 9)............................................        2,283          4,680

Goodwill, net  (Note 3)...................................................        2,390              -
                                                                              ---------        -------
Total assets..............................................................    $ 111,170        $69,597
                                                                              =========        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Accounts payable......................................................    $   7,456        $ 4,273

    Accrued compensation..................................................        4,502          3,171

    Current portion of long-term debt (Note 7)............................        1,931          1,913

    Income taxes payable (Note 9).........................................           67            159

    Other accrued liabilities.............................................        2,918          1,335
                                                                              ---------        -------

    Total current liabilities.............................................       16,874         10,851

Long-term debt  (Note 7)..................................................       26,670          6,427

Other liabilities ........................................................        1,273              -
                                                                              ---------        -------
    Total liabilities.....................................................       44,817         17,278
                                                                              ---------        -------

Commitments and contingencies (Note 14)...................................            -              -

Shareholders' equity:

    Preferred stock, no par value; authorized 10,000
      shares; none issued.................................................            -              -

    Common stock, no par value; authorized 50,000 shares; issued
    and outstanding 1996: 6,133 shares, 1995: 6,075 shares................       43,733         42,262

    Unearned compensation.................................................         (737)          (507)

    Retained earnings.....................................................       23,357         10,564
                                                                              ---------        -------

    Total shareholders' equity............................................       66,353         52,319

                                                                              =========        =======
Total liabilities and shareholders' equity................................    $ 111,170        $69,597
                                                                              =========        =======


            See the accompanying Notes to Financial Statements.

                             MERIX CORPORATION

                            STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      YEARS ENDED MAY 31
                                                              1996            1995           1994
                                                                                          (NOTE 1)
                                                         ---------       ---------      ---------
Net sales........................................        $ 155,634       $ 101,448      $  78,442
Cost of sales....................................          118,234          72,380         58,364
                                                         ---------       ---------      ---------

Gross profit.....................................           37,400          29,068         20,078
                                                         ---------       ---------      ---------

Operating expenses:
  Engineering....................................            5,019           3,523          2,729
  Selling, general and administrative............           11,399           8,726          6,427
                                                         ---------       ---------      ---------

  Total operating expenses.......................           16,418          12,249          9,156
                                                         ---------       ---------      ---------

Operating income.................................           20,982          16,819         10,922
Interest expense.................................            1,333             721             19
Other income, net................................              690             940             50
                                                         ---------       ---------      ---------

Income before taxes..............................           20,339          17,038         10,953
Income taxes.....................................            7,546           6,474          4,162
                                                         ---------       ---------      ---------

Net income.......................................        $  12,793       $  10,564      $   6,791
                                                         =========       =========      =========


Earnings per share...............................           $ 1.98         $  1.67        $  1.12
                                                         =========       =========      =========

Weighted average shares of common stock and
common stock equivalents outstanding.............            6,449           6,340          6,055
                                                         =========       =========      =========


            See the accompanying Notes to Financial Statements.

                             MERIX CORPORATION

                     STATEMENTS OF SHAREHOLDERS' EQUITY
                               (IN THOUSANDS)


                                                        COMMON STOCK           UNEARNED       RETAINED      DIVISION
                                                    SHARES       AMOUNT      COMPENSATION     EARNINGS       EQUITY        TOTAL
                                                   --------     --------     ------------     ---------     ---------     --------
Balance at May 31, 1993..........................                                                             $16,271      $16,271
Net income.......................................                                                               6,791        6,791
Net asset transfers to Tektronix.................                                                                (308)        (308)
Net cash received from Tektronix.................                                                                 887          887
                                                   --------     --------     ------------     ---------     ---------     --------
Balance at May 31, 1994 prior to
  reorganization of entities under
  common control (Note 1)........................                                                              23,641       23,641

Additional net assets contributed by Tektronix
   as part of the acquisition (Note 1)...........                                                              14,452       14,452
Reorganization of entities under common control
   (Note 1)......................................     6,000     $ 38,093                                      (38,093)           -
Restricted stock awards (Note 8).................        55          495           $ (495)                                       -
                                                   --------     --------     ------------     ---------     ---------     --------
Balance at June 1, 1994 after the
  reorganization of entities under
  common control (Note 1)........................     6,055       38,588             (495)                                  38,093
Net income.......................................                                             $  10,564                     10,564
Purchase price adjustment (Note 9)...............                  3,279                                                     3,279
Exercise of stock options........................        10           90                                                        90
Tax benefit related to stock-based compensation..                     72                                                        72
Restricted stock awards..........................        10          233             (233)                                       -
Amortization of unearned compensation............                                     221                                      221
                                                   --------     --------     ------------     ---------     ---------     --------
Balance at May 31, 1995..........................     6,075       42,262             (507)       10,564                     52,319
Net income.......................................                                                12,793                     12,793
Exercise of stock options........................        40          429                                                       429
Tax benefit related to stock-based
   compensation..................................                    445                                                       445
Restricted stock awards..........................        18          597             (597)                                       -
Amortization of unearned
   compensation..................................                                     367                                      367
                                                   --------     --------     ------------     ---------     ---------     --------
Balance at May 31, 1996..........................     6,133     $ 43,733           $ (737)    $  23,357     $       -     $ 66,353
                                                   ========     ========     ============     =========     =========     ========


            See the accompanying Notes to Financial Statements.

                             MERIX CORPORATION

                          STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                                                                 YEARS ENDED MAY 31
                                                                                       1996             1995             1994
                                                                                       ----             ----             ----
                                                                                                                       (NOTE 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income..................................................................   $ 12,793         $ 10,564         $  6,791
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization...........................................      5,643            2,930            2,827
        Deferred income taxes...................................................      2,397              570              (26)
        Amortization of unearned compensation...................................        367              221                -
        Other...................................................................          3                -              (27)
        Changes in assets and liabilities (exclusive of effects of purchase of Loveland and Soladyne assets):
          Accounts receivable...................................................    (11,765)          (1,028)          (3,404)
          Inventories...........................................................        303              582              326
          Other current assets..................................................        692             (913)              (7)
          Accounts payable......................................................      3,183            1,207             (245)
          Accrued compensation..................................................      1,331            3,171           (2,340)
          Income taxes payable..................................................        353              231                -
          Other accrued  liabilities............................................      1,583              480              586
                                                                                   --------         --------         --------

    Net cash provided by operating activities...................................     16,883           18,015            4,481
                                                                                   --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Loveland and Soladyne assets....................................    (28,720)               -                -
    Capital expenditures........................................................    (16,111)          (6,875)          (5,306)
    Short-term investments:
          Purchases.............................................................    (14,000)         (21,900)               -
          Maturities............................................................     19,417            9,316                -
    Proceeds from sale of assets................................................         91               60               96
                                                                                   --------         --------         --------
    Net cash used in investing activities.......................................    (39,323)         (19,399)          (5,210)
                                                                                   --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term borrowing.........................................................
           Proceeds.............................................................     20,000                -                -
           Principal payments...................................................       (105)          (1,900)            (158)
    Exercise of stock options...................................................        429               90                -
    Net cash received from Tektronix............................................          -                -              887
                                                                                   --------         --------         --------
    Net cash provided by (used in) financing activities.........................     20,324           (1,810)             729
                                                                                   --------         --------         --------
Decrease in cash and cash equivalents...........................................     (2,116)          (3,194)               -
    Cash and cash equivalents at beginning of year..............................     14,307           17,501                -
    Cash received in the Acquisition............................................          -                -           17,501
                                                                                   --------         --------         --------
      Cash and cash equivalents at end of year..................................   $ 12,191         $ 14,307         $ 17,501
                                                                                   ========         ========         ========

SUPPLEMENTAL DISCLOSURES:
    Cash paid for:
        Interest................................................................   $    697         $    721         $     19
        Taxes...................................................................      4,799            5,670                -
    Noncash transactions:
        Assets acquired by recognition of lease renovation liability............      1,273                -                -
        Software license acquired through financing agreement...................        367                -                -
        Tax benefit related to stock-based compensation.........................        445               72                -
        Purchase price adjustment (Note 9)......................................          -            3,279                -
        Net asset transfers to Tektronix........................................          -                -             (308)
        Reorganization of entities under common control:........................
           Note payable to Tektronix............................................          -                -           10,000
           Other net noncash assets acquired ...................................          -                -           30,592

            See the accompanying Notes to Financial Statements.

                             MERIX CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                           (DOLLARS IN THOUSANDS)


NOTE 1.  ACQUISITION AND BASIS OF PRESENTATION

      Merix Corporation (Merix) was initially incorporated as a wholly-owned subsidiary of Tektronix, Inc. (Tektronix) on March 22, 1994 in the State of Oregon to acquire the business conducted by the Circuit Board Division (the Division) of Tektronix. The term "Company" is used in this document to refer to both Merix Corporation and its predecessor, the Circuit Board Division of Tektronix. This acquisition was completed on June 1, 1994 in conjunction with Merix's initial public offering (the Acquisition). Under terms of the related Asset Transfer Agreement, Tektronix transferred to the Company all of the assets used exclusively in the Division's business and approximately $17,500 in cash in exchange for 6,000,000 shares of common stock and a note in the principal amount of $10,000 (the Note). The Note bears interest at the rate of 7.5% per annum and is payable over five years. The Company granted Tektronix a security interest in the Company's real property (including improvements) to secure repayment of the Note pursuant to a Trust Deed.

      Merix also assumed certain obligations and liabilities arising out of or relating to the circuit board business or the transferred assets, as if the Company had operated the business from its commencement and the business had never been owned by Tektronix. The Company indemnified Tektronix and its affiliates for all such assumed liabilities, and Tektronix indemnified the Company for the liabilities specifically retained by Tektronix. The transfer of assets under the Asset Transfer Agreement included the transfer of certain technology. The Company granted Tektronix a perpetual, non-exclusive, royalty-free license under patents, copyrights and trade secrets that were transferred to the Company.

      For financial reporting purposes, the Acquisition has been accounted for using a methodology similar to a pooling of interests in order to reflect the reorganization of entities under common control (Merix and the Division). Accordingly, the financial statements for fiscal year 1994 have been prepared to give retroactive effect to the reorganization. However, these financial statements are still not necessarily indicative of the financial position and results of operations which would have occurred had the Company been an independent company.

      For income tax purposes, the Acquisition has been accounted for as a purchase with the purchase price being allocated to the assets acquired and liabilities assumed based on their fair market value as determined by an independent appraisal.


NOTE 2. ACCOUNTING POLICIES

      Fiscal Year

      The Company's fiscal year is the 52 or 53 week period ending the last Saturday in May. Fiscal years 1996, 1995 and 1994 were 52-week years ending May 25, May 27, and May 28, respectively. For convenience, these periods have been presented in these financial statements as ending May 31.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

                             MERIX CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Cont.)
                           (DOLLARS IN THOUSANDS)


      Balance Sheet Financial Instruments: Fair Values

      The carrying amount reported in the balance sheet for investments, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt approximates its fair value because the related interest rates are comparable to rates currently available to the Company for debt with similar terms and maturities.

      Cash and Cash Equivalents

      Cash and cash equivalents are comprised of cash in banks and highly liquid investments with maturities of three months or less when purchased. Prior to fiscal year 1995, Tektronix provided a centralized cash management function; accordingly, the Company did not maintain separate cash accounts and its cash disbursements and collections were settled through division equity.

      Investments

      The Company classifies securities at acquisition into one of three categories: held to maturity, available for sale, or trading. At May 31, 1996 and 1995, all of the Company's investments, principally short-term municipal securities, with original maturities of more than 90 days are classified as held to maturity and are valued at amortized cost.

      Inventories

      Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis.

      Property and Depreciation

      Land, buildings and equipment are carried at cost less accumulated depreciation. Depreciation is calculated based on the estimated useful lives of depreciable assets as follows: 40 years for buildings, 10 to 20 years for grounds, and 3 to 7 years for operating equipment, and is provided using the straight line method.

      Goodwill

      The cost of goodwill is amortized on a straight line basis over the estimated period benefited of 15 years. Goodwill amortization for fiscal year 1996 was $96.

      Revenue Recognition

      Revenue from product sales is recognized at the time of shipment. Service revenue is recognized as services are provided. For fiscal year 1994, sales to Tektronix and its subsidiaries are reported at prices as if Tektronix and its subsidiaries were external customers to the Division.

                             MERIX CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Cont.)
                           (DOLLARS IN THOUSANDS)


      Engineering Expense

      Expenditures for engineering of products and manufacturing processes are expensed as incurred.

      Warranty

      The Company generally warrants its products for a period of up to four months from shipment. Accordingly, a provision for the estimated cost of the warranty is recorded upon shipment.

      Earnings per Share

      Earnings per share for fiscal years 1996 and 1995 were computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalent shares are computed using common stock options and the treasury stock method. Earnings per share data and weighted average shares outstanding for fiscal year 1994 are pro forma based on the shares outstanding following the Acquisition and initial public offering.

      Recent Accounting Pronouncements

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the financial statements.

      The Company expects to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans and to adopt only the disclosure requirements of SFAS 123, beginning with fiscal year 1997. Accordingly, SFAS No. 123 is not expected to have a material effect on the Company's results of operations or financial position.

      Reclassifications

      Reclassifications from prior periods have been made to conform with the current method of presentation.


NOTE 3.  ACQUISITIONS

      On October 31, 1995, the Company acquired certain assets of Hewlett-Packard (HP) Company's Loveland, Colorado printed circuit fabrication operation for a total purchase price of approximately $26,868. Of this amount $23,600 was paid to HP for the purchase of fixed assets and inventory, $427 was assumed as a liability for the purchase of manufacturing equipment, $1,813 was paid to others for costs related to the transaction, and $1,028 was accrued as a long-term liability for the estimated cost of the Company's contractual obligation to renovate leased manufacturing facilities in Loveland at the conclusion of the lease term. The fair value of assets acquired consisted of $1,955 for inventory and supplies, $22,427 for fixed assets, principally manufacturing equipment, and $2,486 for goodwill. Of the purchase price paid in cash, $20 million was borrowed on the Company's unsecured bank line of credit. See Note 7.

      In connection with the acquisition, the Company entered into a five-year lease agreement with HP to lease the HP owned printed circuit fabrication facility in Loveland. Monthly payments under the lease are $171. See Note 14. Also in connection with this transaction, the Company and HP entered into a two

                             MERIX CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Cont.)
                           (DOLLARS IN THOUSANDS)


year supply agreement under which HP agreed to purchase, at market prices, at least $35 million of product in the first year and at least $25 million in the second year.

      On December 31, 1995, the Company acquired certain assets of the Soladyne printed circuit fabrication operation, consisting principally of inventory and manufacturing equipment, from Rogers Corporation, one of the Company's suppliers of high performance material. Soladyne is located in San Diego, California. The purchase price is not material to the financial position of the Company. In connection with the acquisition, the Company assumed the existing lease for the Soladyne facility with five years remaining. Monthly payments under the lease are $24, with an annual increase rate of 3-5% each year over the life of the lease. See Note 14.


NOTE 4. CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable and investments. The risk in trade accounts receivable is limited due to the creditworthiness of companies comprising the Company's customer base and their dispersion across many different sectors of the electronics industry and geographies. The risk in investments is limited due to the creditworthiness of investees comprising the portfolio, the diversity of the portfolio and relative low risk of municipal securities. At May 31, 1996, the Company does not believe it had any significant credit risks.


NOTE 5.  INVENTORIES

                                                          MAY 31
                                                     1996          1995
                                                  -------       -------
Raw materials................................     $ 2,254       $ 1,781
Work in process..............................       3,104         1,975
Finished goods...............................       1,077           693
                                                  -------       -------
    Total....................................     $ 6,435       $ 4,449
                                                  =======       =======


NOTE 6.   PROPERTY, PLANT AND EQUIPMENT

                                                           MAY 31
                                                       1996          1995
                                                  ---------      --------
Land.........................................     $   2,190      $  2,068
Buildings and grounds........................        16,345        10,446
Machinery and equipment......................        71,030        43,707
Construction in progress.....................        12,166         5,940
                                                  ---------      --------
    Total....................................     $ 101,731      $ 62,161
                                                  =========      ========

                             MERIX CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Cont.)
                           (DOLLARS IN THOUSANDS)


NOTE 7.   LONG-TERM DEBT

                                                                               MAY 31
                                                                            1996         1995
                                                                       ---------     --------
Note payable to Tektronix, payable in five annual installments
  including interest at 7.5%, secured by a Trust Deed...............   $   8,267     $  8,267
Bank line of credit,  interest only is payable monthly unless the borrowing is converted to term debt, at which time the $20,000 is
  due in 36 equal monthly payments, including interest, of $621.....      20,000            -
Other...............................................................         334           73
                                                                      ----------    ---------
Total...............................................................      28,601        8,340
Less current portion................................................      (1,931)      (1,913)
                                                                      ----------    ---------
Long-term debt......................................................   $ 26,670      $  6,427
                                                                       ========      ========

      The Company has an unsecured $30 million bank line of credit against which it has borrowed $20 million. This borrowing bears interest at Bankers Acceptance plus one percent (6.38% at May 31, 1996). The instrument matures on July 29, 1996, at which time it may be extended or converted to a variety of borrowing instruments at the then current market rates of interest, with an ultimate due date of the credit facility of no later than September 1, 2000. Borrowings under the line of credit in excess of $20 million bear interest at LIBOR plus .875 percent. The outstanding balance under the Company's line of credit is included in long-term debt above based on the Company's ability and intent to repay the balance on a long-term basis. The line of credit includes certain financial covenants, including minimum liquidity and liabilities to net worth ratios. As of May 31, 1996, the Company was in compliance with all covenants.

      Future principal payments for long-term debt are as follows: 1997, $1,931; 1998, $6,184; 1999, $8,755; 2000, $9,286; and 2001, $2,446.


NOTE 8.   STOCK INCENTIVE PLAN

      In March 1994, the Company adopted the 1994 Stock Incentive Plan (the 1994 Plan) for employees, consultants and directors of the Company. The 1994 Plan covers 1,000,000 shares of common stock and permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock and cash bonus rights, and restricted stock grants and performance based awards to employees, independent contractors and consultants. A committee of the Board of Directors has the authority to determine non-qualified stock option prices. To date, all options granted have been at the fair market value of the stock at the date of grant. The options vest ratably over a four-year period beginning on the first anniversary of their issuance with a maximum term of 10 years. The 1994 Plan provides for automatic option grants to directors not affiliated with Merix or Tektronix of 20,000 shares at the time first elected to the board and 5,000 shares annually thereafter. The options generally become exercisable ratably over a four year period beginning one year after the date of grant and expire ten years after the date of grant.

      The 1994 Plan was amended in October 1995 to cover an additional 500,000 shares of common stock that may be issued pursuant to stock options granted at prices not less than fair market value at the date of grant.

                             MERIX CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Cont.)
                           (DOLLARS IN THOUSANDS)


         A summary of non-qualified stock option activity is as follows:

                                                                         OPTION PRICE
                                                          SHARES           PER SHARE
                                                          ------           ---------
           Outstanding at May 31, 1994.........          200,000             $9.00
              Granted..........................          488,300           9.00-25.00
              Canceled.........................          (34,450)          9.00-25.00
              Exercised........................          (10,000)             9.00
                                                       ---------
           Outstanding at May 31, 1995.........          643,850           9.00-25.00
              Granted..........................          310,700          23.62-37.75
              Canceled.........................           (7,336)          9.00-32.25
              Exercised........................          (39,808)          9.00-25.00
                                                       ---------
           Outstanding at May 31, 1996.........          907,406          $9.00-$37.75
                                                       =========

           Options exercisable at May 31, 1996           170,843          $9.00-$25.00
                                                       =========


      Restricted stock awards are subject to vesting and other terms as specified at the time of issuance by a committee of the Board of Directors. Generally, restricted stock awards vest ratably over a three-year period beginning on the first anniversary of their issuance. Unearned compensation expense is recognized ratably over the vesting period. A summary of restricted stock award activity is as follows:

                                                                       VALUE
                                                      SHARES         PER SHARE
                                                      ------         ---------
           Unvested balance at May 31, 1994....             -            -
              Awarded..........................        65,000       $9.00-$23.25
              Vested...........................        (5,000)           9.00
                                                     --------
           Unvested balance at May 31, 1995....        60,000        9.00-23.25
              Awarded..........................        17,700       23.62-37.75
              Vested...........................       (19,998)       9.00-23.25
                                                     --------
           Unvested balance at May 31, 1996....        57,702       $9.00-$37.75
                                                     ========


NOTE 9.   INCOME TAXES

      Income tax expense consists of federal and state income taxes. Deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities using currently enacted tax rates. In fiscal year 1994, the Company was included in the consolidated income tax return of Tektronix. The financial statements reflect Tektronix's allocation of income tax expense to the Company calculated on the basis of its filing separate income tax returns and, for purposes of these statements, all current income tax liabilities due Tektronix were settled through division equity.

                             MERIX CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Cont.)
                           (DOLLARS IN THOUSANDS)


      The provision for income taxes consisted of the following:

                                                                          MAY 31
                                                                 1996        1995       1994
                                                                 ----        ----       ----
Current:
  Federal...............................................      $ 4,443     $ 4,859    $ 3,467
  State.................................................          706       1,045        721
                                                              -------     -------    -------
     Total current......................................        5,149       5,904      4,188
                                                              -------     -------    -------

Deferred:
  Federal...............................................        1,939         518        (22)
  State.................................................          458          52         (4)
                                                              -------     -------    -------

     Total deferred.....................................        2,397         570        (26)
                                                              -------     -------    -------

Income taxes............................................      $ 7,546     $ 6,474    $ 4,162
                                                              =======     =======    =======

      The principal differences between taxes on income computed at the federal statutory rate of 35% in fiscal years 1996 and 1995 and 34% in fiscal year 1994 and recorded income tax expense were as follows:

                                                                          MAY 31
                                                                 1996         1995        1994
                                                                 ----         ----        ----
Tax computed at statutory rate..........................      $ 7,118      $ 5,963     $ 3,724
State income taxes, net of federal benefit..............          757          731         476
Tax exempt interest.....................................         (280)        (273)          -
Other, net..............................................          (49)          53         (38)
                                                              -------      -------     -------
Income taxes............................................      $ 7,546      $ 6,474     $ 4,162
                                                              =======      =======     =======

      Significant components of the Company's deferred tax asset were as follows:

                                                                       MAY 31
                                                                 1996         1995
                                                                 ----         ----
Deferred tax assets:
  Fixed asset basis difference..........................     $  1,020      $ 3,901
  Intangible assets basis difference....................          469          549
  Inventories...........................................          499          122
  Vacation accrual......................................          275           80
  Warranty reserve......................................           75           86
  Other.................................................          (55)         (58)
                                                             --------      -------
  Total.................................................     $  2,283      $ 4,680
                                                             ========      =======


The Company finalized its tax basis purchase price allocation for the Acquisition at the end of fiscal year 1995, resulting in an increase in deferred tax assets and common stock of $3,279.


NOTE 10.  BENEFIT PLANS

      Effective June 1, 1994, the Company adopted a defined contribution plan, which meets the requirements of Section 401(k) of the Internal Revenue Code, for all regular employees. Under this plan, the Company contributes 50 cents for each dollar contributed by an employee up to 6% of the employee's base pay. During fiscal years 1996 and 1995, the Company's contribution expense was $884 and $578, respectively.

                             MERIX CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Cont.)
                           (DOLLARS IN THOUSANDS)


      In fiscal year 1994, the Company participated in the Tektronix defined benefit and defined contribution retirement plans which covered substantially all of the employees of the Division. The Company's contribution expense was $324 in fiscal year 1994.

      Additionally, Tektronix charged the Company for a pro rata share of post retirement benefits. Expenses included in the financial statements are $449 for fiscal year 1994. The Company no longer provides post retirement benefits.


NOTE 11. SIGNIFICANT CUSTOMERS

      Customers who individually represent 10% or more of net sales for the respective year are as follows:

                                                             YEAR ENDED MAY 31
                                                       1996         1995        1994
                                                       ----         ----        ----
Tektronix........................................      20.6%        31.1%       37.0%
Motorola.........................................      19.5         22.8        16.3
Hewlett-Packard..................................      18.7           *           *
Teradyne   ......................................      10.5         11.4          *
Storage Technology...............................        *            *         12.2

*  Revenues were less than 10%.


NOTE 12.   CORPORATE ALLOCATIONS

      In fiscal year 1994, Tektronix provided substantial services to the Company, including general management, treasury, tax, financial audit, financial reporting, benefits administration, insurance, information management, legal, accounts payable and receivable and credit functions. Tektronix historically charged the Company for these services through corporate allocations which were generally based on a percent of net sales. The amount of corporate allocations was dependent upon the total amount of anticipated allocable costs incurred by Tektronix less amounts charged as a specific cost or expense rather than by allocation. The Company also participated in the Tektronix profit sharing and incentive compensation plans.

      Corporate allocations were as follows:

                                                              YEAR ENDED MAY 31
                                                                     1994
                                                                     ----
     Corporate allocations .................................       $1,970
     Profit sharing and incentive compensation plans........          524
                                                                   ------
       Total................................................       $2,494
                                                                   ======

      In addition to the above allocations, there were direct charges from Tektronix as follows:

                                                              YEAR ENDED MAY 31
                                                                     1994
                                                                     ----
     Cost of sales..........................................       $1,359
     Selling, general and administrative....................          608
                                                                   ------
        Total................................................      $1,967
                                                                   ======

                             MERIX CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Cont.)
                           (DOLLARS IN THOUSANDS)


      The Company believes that the combined corporate allocations and direct charges from Tektronix were reasonable during fiscal year 1994. However, these costs are not necessarily indicative of the costs which would have been incurred had the Company operated as a separate entity for fiscal year 1994. The above Corporate allocations are included in selling, general and administrative expense.


NOTE 13.  RELATED PARTY TRANSACTIONS

      Immediately prior to consummation of the Acquisition, Tektronix, through certain participating divisions and subsidiaries, entered into seven separate Supply Agreements with the Company. During the three-year term of the Supply Agreements, the participating divisions and subsidiaries agreed to purchase from the Company annually at least the lesser of 90% of their aggregate requirements for printed circuit boards, flexible circuits and related tooling and test fixtures or $28,500. Prices are calculated in accordance with an agreed-upon formula, subject to certain adjustments and may not exceed prices charged to other customers by the Company for comparable products and quantities.

      Included in net sales for fiscal years 1996, 1995, and 1994 are product sales to Tektronix of $32,010, $31,577 and $29,024, respectively.

      In addition, the Company and Tektronix entered into Waste Management and Master Services Agreements covering certain environmental matters for a three-year term. The fiscal year 1996 and 1995 expense pursuant to these agreements was $426 and $336, respectively.


NOTE 14. COMMITMENTS AND CONTINGENCIES

      Litigation

      In the normal course of business, the Company is party to various legal claims, actions and complaints, including actions involving patent infringement and other intellectual property claims. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position and results of operations.

      Operating Leases

      The Company leases facilities for its printed circuit fabrication operations under operating leases at its Loveland and Soladyne operations. See Note 3. Minimum rental payments under operating leases that have non-cancelable lease terms in excess of 12 months are as follows:

                                                   MINIMUM RENTAL PAYMENTS
         FISCAL YEAR                                UNDER OPERATING LEASES

         1997                                               $2,376
         1998                                                2,386
         1999                                                2,380
         2000                                                1,185
         2001                                                  257
                                                            ------
         Total minimum lease payments                       $8,584
                                                            ======

      Rental expense under operating leases was $1,333, $12 and $4 in fiscal years 1996, 1995 and 1994, respectively.

                             MERIX CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Cont.)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 15. QUARTERLY FINANCIAL DATA  (UNAUDITED)

      Summary quarterly financial data is as follows:


                                                                              1996
                                                                              ----
                                                           1st Qtr     2nd Qtr    3rd Qtr     4th Qtr
                                                           -------     -------    -------     -------
              Net sales..............................     $ 27,713    $ 33,564   $ 46,896    $ 47,461
              Gross profit...........................        7,392       8,277     10,810      10,921
              Operating income.......................        4,180       4,738      5,856       6,208
              Net income.............................        2,708       2,911      3,518       3,655
              Earnings per share.....................          .42         .45        .55         .57

                                                                              1995
                                                                              ----
                                                           1st Qtr     2nd Qtr    3rd Qtr     4th Qtr
                                                           -------     -------    -------     -------
              Net sales..............................     $ 22,736    $ 24,839   $ 26,222    $ 27,651
              Gross profit...........................        5,887       7,538      7,602       8,041
              Operating income.......................        3,181       4,521      4,433       4,684
              Net income.............................        1,982       2,647      2,973       2,962
              Earnings per share.....................          .33         .42        .47         .46


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      No information is required to be reported under this item.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this item regarding directors is included under "Election of Directors" in Merix's Proxy Statement for the 1996 annual meeting of shareholders. The information required by this item regarding executive officers is contained under "Executive Officers" in
Item 1 of Part I hereof.


ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this item is included under "Executive Compensation" and "Report of the Compensation Committee on Executive Compensation" in Merix's Proxy Statement for the 1996 annual meeting of shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item is included under "Voting Securities and Principal Shareholders" and "Election of Directors" in Merix's Proxy Statement for the 1996 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is included under "Certain Relationships and Related Transactions" in Merix's Proxy Statement for the 1996 annual meeting of shareholders.


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Index to financial statements.

         MERIX CORPORATION                                        PAGE REFERENCE
         -----------------                                        --------------

         Independent Auditors' Report                                    17
         Balance Sheet as of May 25, 1996 and May 27, 1995               18
         Statements of Income for fiscal years ended May 25, 1996,
             May 27, 1995, and May 28, 1994                              19
         Statements of Shareholders' Equity for fiscal years ended
             May 25, 1996, May 27, 1995, May 28, 1994                    20
         Statements of Cash Flows for fiscal years ended May 25, 1996,
             May 27, 1995 and May 28, 1994                               21
         Notes to Financial Statements                                   22

(a)2. Financial Statement Schedules

      All schedules have been omitted since they are either not required or the information is included in the financial statements included herewith.

(b)Reports on Form 8-K

      The Company filed a report on Form 8-K dated October 31, 1995 reporting the acquisition of certain assets of Hewlett-Packard Company's Loveland, Colorado printed circuit fabrication operation.

EXHIBITS

         3.1(1)   Articles of Incorporation of the Registrant (Exhibit 3.1)
         3.2(1)   Bylaws of the Registrant (Exhibit 3.2)
         4.1(1)   Article II of the Registrant's Articles of Incorporation
                  (Exhibit 3.1)
        10.1(2)   Asset Transfer Agreement between Tektronix and Merix
                  (including Note and Trust Deed and Assignment of Rents
                  and Leases) (Exhibit 10.1)
        10.2(2)   Registration Rights Agreement between Merix and Tektronix
                  (Exhibit 10.2)
        10.3(2)   Waste Management Agreement between Merix and Tektronix
                  (Exhibit 10.3)
        10.4(2)   Services Agreement between Merix and Tektronix (Exhibit 10.4)
       +10.5(4)   Stock Incentive Plan of the Registrant, as amended
       +10.6(2)   Indemnity Agreement between Merix and Deborah A. Coleman
                  as of April 4, 1994 (Exhibit 10.6)
       +10.7(2)   Indemnity Agreement between Merix and Lawrence C. Neitling as of April 4, 1994 (Exhibit 10.7)
       +10.8(2)   Indemnity Agreement between Merix and John P. Karalis
                  as of April 4, 1994 (Exhibit 10.9)
       +10.9(2)   Indemnity Agreement between Merix and Carl W. Neun
                  as of April 4, 1994 (Exhibit 10.10)
       +10.10(2)  Indemnity Agreement between Merix and Carlene M. Ellis as of May 24, 1994 (Exhibit 10.11)
       +10.11(2)  Indemnity Agreement between Merix and Charles M. Boesenberg as of May 24, 1994 (Exhibit 10.12)
       +10.12(2)  Indemnity Agreement between Merix and Dr. Koichi Nishimura as of May 24, 1994 (Exhibit 10.13)
       +10.13(3)  Indemnity Agreement between Merix and Terri L. Timberman as of May 25, 1994 (Exhibit 10.14)
       +10.14(3)  Indemnity Agreement between Merix and Joseph H. Howell as of January 30, 1995 (Exhibit 10.15)
       +10.15     Indemnity Agreement between Merix and Samuel R. DeSimone, Jr.
                  as of September 11, 1995
        10.16(1)  Form of Supply Agreement (Exhibit 10.7)
       +10.17(2)  Executive Severance Agreement between Merix and
                  Deborah A. Coleman (Exhibit 10.15)
       +10.18(2)  Executive Severance Agreement between Merix and
                  Lawrence C. Neitling (Exhibit 10.16)
       +10.19(3)  Executive Severance Agreement between Merix and
                  Terri L. Timberman (Exhibit 10.19)
       +10.20(3)  Executive Severance Agreement between Merix and
                  Joseph H. Howell (Exhibit 10.20)
       +10.21     Executive Severance Agreement between Merix and
                  Samuel R. DeSimone, Jr.
        10.22(5)  Business Loan Agreement with Bank of America dated
                  September 1, 1995 (Exhibit 10.18)
       !10.23(6)  Master Asset Purchase Agreement between Merix and
                  Hewlett-Packard Company dated October 10, 1995 (Exhibit 2)

        10.24(7) Amendment No. 1 to Business Loan Agreement with Bank of America dated January 10, 1996 (Exhibit 10.1)
        11.1      Computation of Earnings Per Share
        23.1      Independent Auditors' Consent
        27.1      Financial Data Schedule

                  (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-77348.
                  (2)  Incorporated by reference to the Company's Form
                       10-K for the fiscal year ended May 28, 1994 (File No. 0-23818).
                  (3)  Incorporated by reference to the Company's Form
                       10-K for the fiscal year ended May 27, 1995 (File No. 0-23818).
                  (4) Incorporated by reference to Appendix A of the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders (File No. 0-23818).
                  (5)  Incorporated by reference to the Company's Form
                       10-Q for the quarterly period ended August 27, 1995 (File No. 0-23818).
                  (6) Incorporated by reference to the Company's Current Report on Form 8-K dated October 31, 1995 (File
                       No. 0-23818).
                  (7)  Incorporated by reference to the Company's Form
                       10-Q for the quarterly period ended February 24, 1996 (File No. 0-23818).
                  + This Exhibit constitutes a management contract or compensatory plan or arrangement.
                  ! Confidential treatment requested for portions of this Exhibit.

                                 SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of July, 1996

                                  MERIX CORPORATION

                                  By: JOSEPH H. HOWELL
                                      -------------------------------
                                      Joseph H. Howell,
                                      Senior Vice President and Chief
                                      Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 24, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

          SIGNATURE                                     TITLE
          ---------                                     -----

      DEBORAH A. COLEMAN               Chairman and Chief Executive Officer
- - -----------------------------          (Principal Executive Officer)
      Deborah A. Coleman

     LAWRENCE C. NEITLING              President, Chief Operating Officer
- - -----------------------------          and Director
     Lawrence C. Neitling

       JOSEPH H. HOWELL                Senior Vice President  and Chief
- - -----------------------------          Financial Officer (Principal Accounting
       Joseph H. Howell                and Financial Officer)

        JOHN P. KARALIS                Director
- - -----------------------------
        John P. Karalis

         CARL W. NEUN                  Director
- - -----------------------------
         Carl W. Neun

       CARLENE M. ELLIS                Director
- - -----------------------------
       Carlene M. Ellis

     CHARLES M. BOESENBERG             Director
- - -----------------------------
     Charles M. Boesenberg

     DR. KOICHI NISHIMURA              Director
- - -----------------------------
     Dr. Koichi Nishimura

                               EXHIBIT INDEX
                               -------------
 Exhibit                                                              Sequential
   No.     Exhibit Description                                         Page No.
   ---     -------------------                                         --------

  3.1(1)   Articles of Incorporation of the Registrant (Exhibit 3.1)
  3.2(1)   Bylaws of the Registrant (Exhibit 3.2)
  4.1(1)   Article II of the Registrant's Articles of Incorporation
           (Exhibit 3.1)
 10.1(2) Asset Transfer Agreement between Tektronix and Merix (including Note and Trust Deed and Assignment of Rents and Leases) (Exhibit 10.1)
 10.2(2)   Registration Rights Agreement between Merix and Tektronix
           (Exhibit 10.2)
 10.3(2)   Waste Management Agreement between Merix and Tektronix
           (Exhibit 10.3)
 10.4(2)   Services Agreement between Merix and Tektronix (Exhibit 10.4)
+10.5(4)   Stock Incentive Plan of the Registrant, as amended
+10.6(2) Indemnity Agreement between Merix and Deborah A. Coleman as of April 4, 1994 (Exhibit 10.6)
+10.7(2) Indemnity Agreement between Merix and Lawrence C. Neitling as of April 4, 1994 (Exhibit 10.7)
+10.8(2) Indemnity Agreement between Merix and John P. Karalis as of April 4, 1994 (Exhibit 10.9)
+10.9(2) Indemnity Agreement between Merix and Carl W. Neun as of April 4, 1994 (Exhibit 10.10)
+10.10(2)  Indemnity Agreement between Merix and Carlene M. Ellis as of May 24, 1994 (Exhibit 10.11)
+10.11(2)  Indemnity Agreement between Merix and Charles M. Boesenberg as of May 24, 1994 (Exhibit 10.12)
+10.12(2)  Indemnity Agreement between Merix and Dr. Koichi Nishimura as of May 24, 1994 (Exhibit 10.13)
+10.13(3)  Indemnity Agreement between Merix and Terri L. Timberman as of May 25, 1994 (Exhibit 10.14)
+10.14(3)  Indemnity Agreement between Merix and Joseph H. Howell as of January 30, 1995 (Exhibit 10.15)
+10.15 Indemnity Agreement between Merix and Samuel R. DeSimone, Jr. as of September 11, 1995
 10.16(1)  Form of Supply Agreement (Exhibit 10.7)
+10.17(2)  Executive Severance Agreement between Merix and
           Deborah A. Coleman (Exhibit 10.15)
+10.18(2)  Executive Severance Agreement between Merix and
           Lawrence C. Neitling (Exhibit 10.16)
+10.19(3)  Executive Severance Agreement between Merix and
           Terri L. Timberman (Exhibit 10.19)
+10.20(3)  Executive Severance Agreement between Merix and
           Joseph H. Howell (Exhibit 10.20)
+10.21     Executive Severance Agreement between Merix and
           Samuel R. DeSimone, Jr.
 10.22(5)  Business Loan Agreement with Bank of America dated
           September 1, 1995 (Exhibit 10.18)
!10.23(6)  Master Asset Purchase Agreement between Merix and
           Hewlett-Packard Company dated October 10, 1995 (Exhibit 2)

 Exhibit                                                              Sequential
   No.     Exhibit Description                                         Page No.
   ---     -------------------                                         --------

 10.24(7) Amendment No. 1 to Business Loan Agreement with Bank of America dated January 10, 1996 (Exhibit 10.1)
 11.1      Computation of Earnings Per Share
 23.1      Independent Auditors' Consent
 27.1      Financial Data Schedule

           (1)  Incorporated by reference to the Registrant's
                Registration Statement on Form S-1, Registration No.
                33-77348.
           (2)  Incorporated by reference to the Company's Form
                10-K for the fiscal year ended May 28, 1994 (File
                No. 0-23818).
           (3)  Incorporated by reference to the Company's Form
                10-K for the fiscal year ended May 27, 1995 (File
                No. 0-23818).
           (4)  Incorporated by reference to Appendix A of the
                Company's Proxy Statement for the 1995 Annual
                Meeting of Shareholders (File No. 0-23818).
           (5)  Incorporated by reference to the Company's Form
                10-Q for the quarterly period ended August 27,
                1995 (File No. 0-23818).
           (6)  Incorporated by reference to the Company's Current
                Report on Form 8-K dated October 31, 1995 (File
                No. 0-23818).
           (7)  Incorporated by reference to the Company's Form
                10-Q for the quarterly period ended February 24,
                1996 (File No. 0-23818).
           +    This Exhibit constitutes a management contract or
                compensatory plan or arrangement.
           !    Confidential treatment requested for portions of
                       this Exhibit.