Form 10-Q
period 1996-08-31
MERIX CORP
filed 1996-10-02
CIK 921365

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q
(MARK ONE)
[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended AUGUST 31, 1996

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

                               (503) 359-9300
                      (Registrant's telephone number)



          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
          (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

          The number of shares of the Registrant's Common Stock outstanding as of September 30, 1996 was 6,136,696 shares.

                             MERIX CORPORATION
                                 FORM 10-Q

                             TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION                                           PAGE


  Item 1.  Financial Statements:

             Condensed Balance Sheets as of August 31, 1996 and
               May 25, 1996................................................  3

             Condensed Statements of Income for the three months
               ended August 31, 1996 and August 26, 1995...................  4

             Condensed Statements of Cash Flows for the three
               months ended August 31, 1996 and August 26, 1995............  5

             Notes to Condensed Financial Statements.......................  6


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  7



PART II    OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K................................ 11

           Signature....................................................... 12

                       PART I. FINANCIAL INFORMATION

                             MERIX CORPORATION

                          CONDENSED BALANCE SHEETS
                         (UNAUDITED, IN THOUSANDS)



                                                           AUGUST 31,                 MAY 25,
                                                                1996                    1996
                                                     ---------------          --------------
ASSETS
Cash and short-term investments                           $   15,674              $   19,358
Accounts receivable, net                                      24,254                  24,539
Inventories (Note 2)                                           6,455                   6,435
Other current assets                                           1,199                     589
                                                     ---------------          --------------
  Total current assets                                        47,582                  50,921

Property, plant and equipment, net (Note 3)                   59,280                  55,576
Deferred income taxes                                          1,615                   2,283
Goodwill, net                                                  2,384                   2,390
                                                     ---------------          --------------
     Total assets                                         $  110,861              $  111,170
                                                     ===============          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                          $    9,295              $    7,456
Accrued compensation                                           3,496                   4,502
Current portion of long-term debt                              2,051                   1,931
Other accrued liabilities                                      2,168                   2,985
                                                     ---------------          --------------
  Total current liabilities                                   17,010                  16,874

Commitments and contingencies (Note 4)                             -                       -
Long-term liability                                            1,273                   1,273
Long-term debt                                                24,681                  26,670
                                                     ---------------          --------------
  Total liabilities                                           42,964                  44,817

Shareholders' equity                                          67,897                  66,353
                                                     ---------------          --------------
     Total liabilities and shareholders' equity           $  110,861              $  111,170
                                                     ===============          ==============


 The accompanying notes are an integral part of the condensed financial statements.

                             MERIX CORPORATION

                       CONDENSED STATEMENTS OF INCOME
         (UNAUDITED, IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)



                                                    THREE MONTHS ENDED
                                           -----------------------------------
                                               AUGUST 31,            AUGUST 26,
                                                    1996                  1995
                                           -------------         -------------
Net sales                                       $ 41,116             $  27,713
Cost of sales                                     33,764                20,321
                                           -------------         -------------
Gross profit                                       7,352                 7,392
                                           -------------         -------------

Engineering                                        1,650                 1,086
Selling, general and administrative                3,432                 2,126
                                           -------------         -------------
Total operating expense                            5,082                 3,212
                                           -------------         -------------

Operating income                                   2,270                 4,180
Interest and other income (expense), net           (244)                   187
                                           -------------         -------------
Income before taxes                                2,026                 4,367
Income taxes                                         770                 1,659
                                           -------------         -------------
Net income                                      $  1,256              $  2,708
                                           =============         =============


Earnings per common and common
  equivalent shares outstanding:                $   0.20              $   0.42

Weighted average number of common and
  common equivalent shares outstanding:            6,320                 6,497


 The accompanying notes are an integral part of the condensed financial statements.

                             MERIX CORPORATION

                     CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED, IN THOUSANDS)


                                                                       THREE MONTHS ENDED
                                                                ----------------------------------
                                                                    AUGUST 31,           AUGUST 26,
                                                                         1996                 1995
                                                                -------------         ------------
Cash flows from operating activities:
  Net income..................................................        $ 1,256              $ 2,708
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization...........................          2,034                  804
      Deferred income taxes...................................            668                  746
      Amortization of unearned compensation...................            108                   69
      Other...................................................            (11)                 (39)
      Changes in assets and liabilities:
         Accounts receivable..................................            285               (2,082)
         Inventories..........................................            (20)                 896
         Other current assets.................................           (610)                (993)
         Accounts payable.....................................          1,839                  635
         Accrued compensation.................................         (1,006)              (1,517)
         Other accrued liabilities............................           (648)                 853
                                                                -------------         ------------

Net cash provided by operating activities.....................          3,895                2,080
                                                                -------------         ------------

Cash flows from investing activities:
   Capital expenditures.......................................         (5,727)              (2,997)
   Short-term investments:
     Purchases................................................         (7,196)              (8,000)
     Maturities...............................................          3,160                6,038
   Proceeds from sale of assets...............................              7                   52
                                                                -------------         ------------
Net cash used in investing activities.........................         (9,756)              (4,907)
                                                                -------------         ------------

Cash flows from financing activities:
   Exercise of stock options..................................             11                   58
   Principal payments on long-term debt.......................         (1,870)                 (59)
                                                                -------------         ------------
Net cash used in financing activities.........................         (1,859)                  (1)
                                                                -------------         ------------

Decrease in cash and cash equivalents.........................         (7,720)              (2,828)
Cash and cash equivalents at beginning of period..............         12,191               14,307
                                                                -------------         ------------
Cash and cash equivalents at end of period....................          4,471               11,479
Short-term investments........................................         11,203               14,546
                                                                -------------         ------------

Cash and short-term investments at end of period..............      $  15,674            $  26,025
                                                                =============         ============


Noncash transactions:
  Tax benefit related to stock-based compensation.............      $     169            $     112


 The accompanying notes are an integral part of the condensed financial statements.

                             MERIX CORPORATION

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (DOLLARS IN THOUSANDS)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended May 25, 1996.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year.

         Reclassifications from prior periods have been made to conform with the current method of presentation.


NOTE 2.  INVENTORIES

                                               AUGUST 31,         MAY 25,
                                                    1996            1996
                                             -----------     -----------

Raw materials............................        $ 2,180         $ 2,254
Work in process..........................          3,279           3,104
Finished goods...........................            996           1,077
                                             -----------     -----------


    Total................................        $ 6,455         $ 6,435
                                             ===========     ===========


NOTE 3.  PROPERTY, PLANT AND EQUIPMENT


                                               AUGUST 31,         MAY 25,
                                                    1996            1996
                                             -----------     -----------

Land.....................................        $ 2,190         $ 2,190
Buildings and grounds....................         16,519          16,345
Machinery and equipment..................         73,389          71,030
Construction in progress.................         15,286          12,166
                                             -----------     -----------

Total....................................        107,384         101,731
Less accumulated depreciation............        (48,104)        (46,155)
                                             -----------     -----------

Property, plant and equipment, net.......        $59,280         $55,576
                                             ===========     ===========

NOTE 4.  COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company is party to various legal claims, actions and complaints, including actions involving patent infringement and other intellectual property claims. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position and results of operations.


NOTE 5.  ACCOUNTING FOR STOCK BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. SFAS 123 permits companies to continue to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share of the compensation cost related to stock-based awards as measured by the fair value method in its 1997 annual report.


NOTE 6.  SUBSEQUENT EVENT

         On September 10, 1996, the Company completed a private placement of $40 million of senior unsecured notes. The notes bear interest at 7.92%, payable on a semi-annual basis, with payment of principal in five equal annual installments commencing on September 15, 1999. Proceeds from the notes were used to pay off $20 million outstanding under the Company's bank line of credit and will be used to fund capital equipment purchases, capacity expansion and possible acquisitions. The notes include financial covenants with respect to minimum net worth, interest coverage and financial leverage.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

         This discussion and analysis is designed to be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-K for the fiscal year ended May 25, 1996.


RESULTS OF OPERATIONS

         Fiscal year. The Company's fiscal year is the 52 or 53 week period ending the last Saturday in May. Fiscal years 1996 and 1995 were 52 week years; fiscal year 1997 will be a 53 week year with the extra week occurring in the quarter ended August 31, 1996.

         Net Sales. Net sales for the first quarter of fiscal 1997 were $41,116, an increase of 48% over net sales of $27,713 in the first quarter of fiscal 1996. The increase in sales is due principally to the acquisition of the Loveland and Soladyne manufacturing facilities in the second and third quarters of fiscal 1996, respectively.

         The Company's five largest customers comprised 72% and 73% of net sales for the three month periods ended August 31, 1996 and August 26, 1995, respectively. Sales to some of the Company's five largest customers are expected to decline in the second quarter of fiscal year 1997 as compared to the first quarter. The Company has stated that its objective is to increase sales in the second quarter of fiscal 1997 as compared to the first quarter and believes this can only be achieved by increasing sales to new customers and to existing customers other than its five largest customers. The Company is taking actions to increase sales by broadening its customer base, and expects that a small number of customers will continue to account for a substantial majority of its sales until efforts to broaden its customer base are successful. There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, that the mix or volume of products purchased will be in the same ratio or that actions to broaden its customer base and increase sales to new and existing customers will be successful. The loss of one or more principal customers or a change in the mix of product sales could have a material adverse effect on the Company's business, financial condition and results of operations.

         Sales by product lines, market segments and major customers as a percent of net sales are as follows:


                                       THREE MONTHS ENDED
                           -----------------------------------------
                               AUG. 31, 1996           AUG. 26, 1995
                           -----------------       -----------------
PRODUCT LINES
   Rigid                    71%      $29,121        75%      $20,785
   High Performance         27%       11,330        22%        6,097
   Flexible                  2%          665         3%          831
     TOTAL                 100%      $41,116       100%      $27,713
MARKET SEGMENTS
   Computers                29%      $11,792        15%       $4,157
   Communications           24%       10,060        31%        8,591
   Test and Instruments     31%       12,646        40%       11,085
   Contract Mfg.            14%        5,630        14%        3,880
   Other                     2%          988         0%            -
     TOTAL                 100%      $41,116       100%      $27,713
LARGEST CUSTOMERS
   Hewlett-Packard          22%       $9,165         2%         $554
   Tektronix                19%        7,966        30%        8,314
   Motorola                 18%        7,484        19%        5,265
   Teradyne                  5%        2,102        15%        4,157
   Storage Technology        8%        3,127         7%        1,940
   Other                    28%       11,272        27%        7,483
     TOTAL                 100%      $41,116       100%      $27,713

         The Company's 90 day backlog was approximately $17.6 million at August 31, 1996, as compared to $19.9 million at May 25, 1996. Changes in backlog reflect variations in customer ordering patterns, the decrease in customer lead times, and the lower demand from some of the Company's largest customers. A substantial portion of the Company's backlog is typically scheduled for delivery within 60 days. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement and a certain portion of the Company's backlog is subject to cancellation or postponement without significant penalty. The Company's backlog is not necessarily indicative of future sales or earnings.

         Gross Margins. The Company's gross margin was 17.9% in the three months ended August 31, 1996 compared with 26.7% in the same period of the prior year. Gross margin in the first quarter of fiscal 1997 decreased in relation to the same quarter in the prior year principally due to lower sales in relation to the level of fixed costs. A significant portion of the Company's manufacturing costs are relatively fixed from quarter to quarter. Fixed costs increased in the current quarter compared with those in the same quarter in the prior year due principally to the acquisition of the Loveland and Soladyne sites and due to recent capital investments to add manufacturing capacity and capability at all manufacturing facilities. Accordingly, the level and mix of sales are the major factors in determining the Company's quarterly gross margin.

         Engineering. Engineering expenses were $1,650 and $1,086 in the quarters ended August 31, 1996 and August 26, 1995, respectively, and were 4.0% and 3.9% of sales, respectively. Engineering expenses have increased due to additional engineering staff as a result of the acquisition of the Loveland and Soladyne operations. The Company believes that it is necessary to continue to invest in engineering efforts to remain competitive, but there can be no assurance that such investments will result in increased sales or profits.

         Selling, General and Administrative. Selling, general and administrative expenses were $3,432 and $2,126 in the quarters ended in August 31, 1996 and August 26, 1995, respectively, and were 8.3% and 7.7% of sales, respectively. These expenses increased to support sales growth and multiple manufacturing sites. On September 2, 1996, the Company moved the administrative and support employees located in its temporary administrative building into its new administration and training facility. The Company expects the new building to increase operating expenses, including depreciation, by approximately $100 per quarter.

         Interest and Other Income (Expense), net. Interest and other income (expense), net was $(244) and $187 for the three months ended August 31, 1996 and August 26, 1995, respectively. The change in other income in the quarter ended August 31, 1996 from the same period in the prior year is due principally to $319 in additional interest expense resulting from the $20 million bank borrowing to fund the Loveland acquisition and to a reduction in interest income of approximately $68 due to lower balances of invested cash. The Company expects interest expense, net of additional interest income, to increase approximately $260 per quarter beginning in the second quarter of fiscal 1997 as a result of the $40 million private placement.

         Income Taxes. The Company estimates that its effective income tax rate for the year ended May 31, 1996 will be 38 percent. Accordingly, it has applied this rate for the three months ended August 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and short-term investments at August 31, 1996 were $15,674 compared with $19,358 at May 25, 1996. Working capital was $30,572 at August 31, 1996 and $34,047 at May 25, 1996. The Company generated cash from operations of $3,895 in the three months ended August 31, 1996 and used $9,756 in investing activities. The Company purchased $7,196 in short-term investments, principally U.S., state and local government securities, and redeemed $3,160 of matured short-term investments. The Company's policy is to hold such short-term investments to maturity.

         During the first three months of fiscal year 1997, the Company had $5,727 of capital expenditures, consisting of $4,765 for manufacturing equipment and $962 for facilities. The capital expenditures for facilities consisted principally of expenditures relating to completion of the new administration and training building. On September 2, 1996, the Company moved the administrative and support employees located in its temporary administrative building into its new administration and training facility. Final disbursements of approximately $400 relating to construction of the building will be made in the second quarter.

         On September 10, 1996, the Company completed a private placement of $40 million of senior unsecured notes. The notes bear interest at 7.92%, payable on a semi-annual basis, with payment of principal in five equal annual installments commencing on September 15, 1999. Proceeds from the notes were used to pay off $20 million outstanding under the Company's bank line of credit, and will be used to fund capital equipment purchases, capacity expansion and possible acquisitions. The notes include financial covenants with respect to minimum net worth, interest coverage and financial leverage.

         The Company's future needs for financial resources include amounts to support investments in additional facilities and equipment. The Company believes that its existing capital resources, including the proceeds from the $40 million private placement, and cash generated from operations will be sufficient to meet its working capital and capital expenditure requirements through fiscal 1997. The Company intends to pursue possible business acquisitions, but currently has no specific acquisition commitments.


FORWARD-LOOKING STATEMENTS

         Information set forth in this Quarterly Report on Form 10-Q relating to the remainder of fiscal year 1997, including: anticipated customer demand and sales; customer diversification; interest expense, net; additional expense and capital expenditures related to the new administrative and training facility; and the estimated effective tax rate for fiscal 1997 constitute forward-looking statements. Information contained in forward looking statements is based on current expectations, is subject to change and may differ materially from actual results. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking information that involves a number of risks and uncertainties. Factors that could cause actual results to differ materially from the forward-looking information include, but are not limited to, the matters discussed in this Form 10-Q as well as the following: anticipated customer demand, sales and net income; business conditions and growth in the general economy and the interconnect industry; production delays; product mix; the highly competitive interconnect environment; cancellation or reduction of orders; effective utilization of existing and new manufacturing resources; customer acceptance of new technologies; environmental issues; pricing pressures by key customers; costs and yield issues associated with production; capacity constraints; availability of parts and supplies from third parties on a timely basis and at reasonable prices; ability to execute financing strategies; and other risks listed from time to time in the Company's Securities and Exchange Commission reports or otherwise disclosed by the Company. Any forward-looking statements should be considered in light of these factors.

                         PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         10.1:       Note Purchase Agreement dated September 10, 1996

         27:         Financial Data Schedule

    (b)  Reports on Form 8-K:

         None

                                 SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this first day of October, 1996.

                                  MERIX CORPORATION


                                  By: JOSEPH HOWELL
                                      ------------------------------------
                                      Joseph Howell
                                      Senior Vice President and
                                        Chief Financial Officer
                                     (On behalf of the registrant as
                                        Principal Financial Officer)

EXHIBIT INDEX
                                                                     Sequential
Exhibit                                                               Page No.
--------------------------------------------------------------------------------

10.1:  Note Purchase Agreement dated September 10, 1996

27:    Financial Data Schedule