Form 10-Q
period 1996-11-30
MERIX CORP
filed 1997-01-13
CIK 921365

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q
(MARK ONE)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended NOVEMBER 30, 1996

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock outstanding as of December 31, 1996 was 6,140,095 shares.

                             MERIX CORPORATION
                                 FORM 10-Q

                             TABLE OF CONTENTS


PART I      FINANCIAL INFORMATION                                           PAGE

   Item 1.  Financial Statements:

              Condensed Balance Sheets as of November 30, 1996 and
                May 25, 1996...................................................3

              Condensed Statements of Income for the three and six
                months ended November 30, 1996 and November 25, 1995...........4

              Condensed Statements of Cash Flows for the six months
                ended November 30, 1996 and November 25, 1995..................5

              Notes to Condensed Financial Statements..........................6


   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................8


PART II      OTHER INFORMATION


   Item 4.   Submission of Matters to a Vote of Security Holders..............12

   Item 6.   Exhibits and Reports on Form 8-K.................................12

             Signature........................................................13

                       PART I. FINANCIAL INFORMATION

                             MERIX CORPORATION

                          CONDENSED BALANCE SHEETS
                         (UNAUDITED, IN THOUSANDS)


                                                       NOVEMBER 30,              MAY 25,
                                                          1996                     1996
                                                     ---------------          --------------
ASSETS

Cash and short-term investments                             $ 32,123               $  19,358
Accounts receivable, net                                      21,573                  24,539
Inventories (Note 2)                                           6,838                   6,435
Other current assets                                           1,395                     589
                                                     ---------------          --------------
  Total current assets                                        61,929                  50,921

Property, plant and equipment, net (Note 3)                   60,945                  55,576
Deferred income taxes                                          1,615                   2,283
Other assets                                                   2,674                   2,390
                                                     ---------------          --------------
     Total assets                                          $ 127,163              $  111,170
                                                     ===============          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                             $ 5,539                $  7,456
Accrued compensation                                           2,525                   4,502
Current portion of long-term debt (Note 4)                     2,020                   1,931
Other accrued liabilities                                      3,269                   2,985
                                                     ---------------          --------------
  Total current liabilities                                   13,353                  16,874

Other liabilities                                              1,273                   1,273
Long-term debt (Note 4)                                       44,681                  26,670
                                                     ---------------          --------------
  Total liabilities                                           59,307                  44,817

Shareholders' equity                                          67,856                  66,353
                                                     ---------------          --------------
     Total liabilities and shareholders' equity            $ 127,163              $  111,170
                                                     ===============          ==============


 The accompanying notes are an integral part of the condensed financial statements.

                             MERIX CORPORATION

                       CONDENSED STATEMENTS OF INCOME
         (UNAUDITED, IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                             ---------------------------------   ---------------------------------
                                                     NOV. 30,          NOV. 25,          NOV. 30,          NOV. 25,
                                                        1996              1995              1996              1995
                                             ---------------   ---------------   ---------------   ---------------
   Net sales                                        $ 35,841          $ 33,564          $ 76,957          $ 61,277
   Cost of sales                                      30,755            25,287            64,519            45,608
                                             ---------------   ---------------   ---------------   ---------------
   Gross profit                                        5,086             8,277            12,438            15,669
                                             ---------------   ---------------   ---------------   ---------------

   Engineering                                         1,544             1,049             3,194             2,135
   Selling, general and administrative                 3,319             2,490             6,751             4,616
                                             ---------------   ---------------   ---------------   ---------------
   Total operating expense                             4,863             3,539             9,945             6,751
                                             ---------------   ---------------   ---------------   ---------------

   Operating income                                      223             4,738             2,493             8,918
   Interest and other income (expense), net             (457)              (44)             (701)              144
                                             ---------------   ---------------   ---------------   ---------------
   Income before taxes                                  (234)            4,694             1,792             9,062
   Income taxes                                          (91)            1,783               679             3,442
                                             ===============   ===============   ===============   ===============
   Net income                                       $   (143)         $  2,911          $  1,113          $  5,620
                                             ===============   ===============   ===============   ===============


   Earnings per common and common
     equivalent shares outstanding:                 $  (0.02)         $   0.45          $   0.18          $   0.86

   Weighted average number of common and
     common equivalent shares outstanding:             6,298             6,541             6,309             6,518


 The accompanying notes are an integral part of the condensed financial statements.

                             MERIX CORPORATION

                     CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED, IN THOUSANDS)


                                                                     SIX MONTHS ENDED
                                                                ---------------------------
                                                                NOVEMBER 30,    NOVEMBER 25,
                                                                       1996            1995
                                                                -----------     -----------
Cash flows from operating activities:
  Net income.................................................       $ 1,113         $ 5,620
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...........................         4,211           1,903
     Deferred income taxes...................................           668             982
     Amortization of unearned compensation...................           217             153
     Other...................................................            85               -
     Changes in assets and liabilities:
       Accounts receivable...................................         2,966          (6,380)
       Inventories...........................................          (403)            190
       Other current assets..................................          (806)         (1,166)
       Accounts payable......................................        (1,917)          3,450
       Accrued compensation..................................        (1,977)           (176)
       Other accrued liabilities.............................           421           1,366
                                                                -----------     -----------

Net cash provided by operating activities....................         4,578           5,942
                                                                -----------     -----------

Cash flows from investing activities:
  Acquisitions...............................................             -         (25,258)
  Capital expenditures.......................................        (9,646)         (6,236)
  Short-term investments:
    Purchases................................................       (12,110)        (11,000)
    Maturities...............................................         6,353          12,270
  Other long-term assets.....................................          (368)              -
  Proceeds from sale of assets...............................            65              52
                                                                -----------     -----------
Net cash used in investing activities........................       (15,706)        (30,172)
                                                                -----------     -----------

Cash flows from financing activities:
  Long-term debt:
    Proceeds.................................................        40,000          20,000
    Principal payments.......................................       (21,900)            (73)
  Exercise of stock options..................................            36             348
                                                                -----------     -----------
Net cash provided by financing activities....................        18,136          20,275
                                                                -----------     -----------

Increase (decrease) in cash and cash equivalents.............         7,008          (3,955)
Cash and cash equivalents at beginning of period.............        12,191          14,307
                                                                -----------     -----------
Cash and cash equivalents at end of period...................        19,199          10,352
Short-term investments.......................................        12,924          11,314
                                                                -----------     -----------
Cash and short-term investments at end of period.............     $  32,123       $  21,666
                                                                ===========     ===========

Noncash transactions:
  Tax benefit related to stock-based compensation............     $     152       $     248
  Assets acquired by recognition of lease renovation
    liability................................................             -       $   1,028


 The accompanying notes are an integral part of the condensed financial statements

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

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the six months ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year.

         Reclassifications from prior periods have been made to conform with the current method of presentation.


NOTE 2.  INVENTORIES

                                                   NOVEMBER 30,         MAY 25,
                                                          1996            1996
                                                 -------------   -------------
Raw materials................................          $ 2,400         $ 2,254
Work in process..............................            2,756           3,104
Finished goods...............................            1,682           1,077
                                                 -------------   -------------
    Total....................................          $ 6,838         $ 6,435
                                                 =============   =============


NOTE 3.   PROPERTY, PLANT AND EQUIPMENT


                                                   NOVEMBER 30,        MAY 25,
                                                          1996           1996
                                                --------------  -------------
Land.........................................         $  2,190        $ 2,190
Buildings and grounds........................           22,915         16,345
Machinery and equipment......................           85,036         77,196
Construction in progress.....................                -          6,000
                                                --------------  -------------

Total........................................          110,141        101,731
Less accumulated depreciation................          (49,196)       (46,155)
                                                --------------  -------------
Property, plant and equipment, net...........         $ 60,945       $ 55,576
                                                ==============  =============

NOTE 4.   LONG-TERM DEBT

                                                       NOVEMBER 30,          MAY 25,
                                                              1996             1996
                                                       -----------      -----------
Senior unsecured notes, principal payable in
  five equal annual installments commencing
  on September 15, 1999, with interest at
  7.92% payable on a semi-annual basis..............     $  40,000        $       -
Note payable to Tektronix, payable in five
  annual installments including interest at
  7.5%, secured by a Trust Deed.....................         6,427            8,267
Bank line of credit.................................             -           20,000
Other...............................................           274              334
                                                       -----------      -----------
Total...............................................        46,701           28,601
Less current portion................................        (2,020)          (1,931)
                                                       -----------      -----------
Long-term debt......................................     $  44,681        $  26,670
                                                       ===========      ===========

         On September 10, 1996, the Company completed a $40 million private placement of senior unsecured notes with two insurance companies. Proceeds from the notes were used in part to retire $20 million outstanding under the Company's unsecured bank line of credit. On October 31, 1996, the Company entered into a renegotiated bank line of credit. The new unsecured $30 million revolving line of credit agreement expires on September 30, 1998. Borrowings under the line of credit will accrue interest at the bank's prime rate or other rate options available at the time of borrowing. The senior unsecured notes and the bank line of credit agreements contain various financial covenants such as minimum net worth, interest coverage, financial leverage, quick ratio, and profitability requirements. As of November 30, 1996, the Company was in compliance with all covenants.

         Future principal payments by fiscal year for long-term debt are as follows: 1997, $2,020; 1998, $2,261; 1999, $2,420; 2000, $8,000; 2001,
$8,000; and thereafter $24,000.


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


RESULTS OF OPERATIONS

         Net Sales. Net sales for the second quarter of fiscal 1997 were $35,841, an increase of 7% from net sales of $33,564 in the second quarter of fiscal 1996. Net sales for the six months ended November 30, 1996 were $76,957, an increase of 26% from net sales of $61,277 during the same period in the prior year. The increase in net sales for the three and six month periods in fiscal 1997 is due principally to the acquisition of the Loveland and Soladyne manufacturing facilities. This increase is offset in part by a decrease in sales to certain of the Company's significant customers, especially Motorola and Teradyne (see table below). Sales to Motorola decreased because it is transitioning to a new generation of certain products, during which time it is consuming existing inventory. The Company expects to begin production for this next generation of Motorola's products during calendar 1997. However, the Company believes that future sales to Motorola may have lower margins. Sales to Teradyne decreased due to a decline in Teradyne's sales to its customers. The Company expects net sales in the third quarter to be higher than in the second quarter of fiscal 1997, but also believes that certain higher costs and anticipated changes in product mix may result in near breakeven earnings.

         The Company's five largest customers comprised 78% and 76% of net sales for the three month periods ended November 30, 1996 and November 25, 1995, respectively, and 75% and 74% of net sales for the six month periods ended November 30, 1996 and November 25, 1995, respectively. The Company has stated that its principal short-term objective is to diversify its customer base in order to grow sales and reduce the risks associated with a concentration of sales to a relatively small number of customers. The Company is taking actions to increase sales by broadening its customer base, and expects that a small number of customers will continue to account for a substantial majority of its sales until efforts to broaden its customer base are successful. There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, that the mix or volume of products purchased will be in the same ratio or that actions to broaden its customer base and increase sales to new and existing customers will be successful. The loss of one or more principal customers or a change in the mix of product sales could have a material adverse effect on the Company's business, financial condition and results of operations.

         Sales by product lines, market segments and major customers as a percent of net sales are as follows:

                                     THREE MONTHS ENDED                            SIX MONTHS ENDED
                            -------------------------------------          ------------------------------------
                               NOV. 30, 1996         NOV.25, 1995             NOV. 30, 1996       NOV. 25, 1995
                            ----------------     ----------------          ----------------     ---------------
 PRODUCT LINES
     Rigid                   78%    $ 27,913      70%    $ 23,629           74%    $ 57,034      72%   $ 44,414
     High Performance        20%       7,295      27%       8,967           24%      18,625      25%     15,064
     Flexible                 2%         633       3%         968            2%       1,298       3%      1,799
       TOTAL                100%    $ 35,841     100%    $ 33,564          100%    $ 76,957     100%   $ 61,277
   MARKET SEGMENTS
     Computers               28%    $  9,915      15%    $  5,114           28%    $ 21,707      15%   $  9,271
     Communications          19%       6,966      32%      10,573           22%      17,026      31%     19,164
     Test and Instruments    36%      12,995      38%      12,906           33%      25,641      39%     23,991
     Contract Mfg.           15%       5,352      13%       4,201           14%      10,982      13%      8,081
     Other                    2%         613       2%         770            2%       1,601       1%        770
        TOTAL               100%    $ 35,841     100%    $ 33,564          100%    $ 76,957     100%   $ 61,277
   LARGEST CUSTOMERS
      Hewlett-Packard        32%    $ 11,397      10%    $  3,404           27%    $ 20,562       6%   $  3,958
      Tektronix              20%       7,237      23%       7,591           20%      15,203      26%     15,905
      Motorola               12%       4,346      23%       7,838           15%      11,830      21%     13,103
      Teradyne                7%       2,348      14%       4,539            6%       4,450      14%      8,696
      Storage Technology      7%       2,333       6%       1,913            7%       5,460       6%      3,853
      Other                  22%       8,180      24%       8,279           25%      19,452      26%     15,762
        TOTAL               100%    $ 35,841     100%    $ 33,564          100%    $ 76,957     100%   $ 61,277

         The Company's 90 day backlog was approximately $13.1 million at November 30, 1996, compared to $19.9 million at May 25, 1996. Changes in backlog reflect variations in customer ordering patterns, the decrease in customer lead times, and the lower demand from some of the Company's largest customers. A substantial portion of the Company's backlog is typically scheduled for delivery within 60 days and not generally subject to significant penalties for cancellation or postponement. The Company's backlog is not necessarily indicative of future sales or earnings.

         On December 9, 1996, the Company entered into a long-term supply agreement with Amkor Electronics, Inc. (Amkor) to manufacture laminate-based chip carrier packages. In connection with this agreement, the Company purchased certain assets, including manufacturing equipment, and licensed process know-how from Amkor. The purchased assets will be located at the Company's Forest Grove manufacturing site. Volume shipments under the supply agreement are scheduled to commence in fiscal 1998. The purchase price was not material to the financial position of the Company.

         Gross Margins. Gross margin for the second quarter of fiscal 1997 was 14.2%, compared to 24.7% in the second quarter of fiscal 1996. Gross margin for the six months ended November 30, 1996 was 16.2%, compared to 25.6% in the same period in the prior year. Gross margin in fiscal 1997 decreased in relation to the same period in the prior year principally due to lower sales in relation to the level of fixed costs. A significant portion of the Company's manufacturing costs are relatively fixed from quarter to quarter. Fixed costs are higher in fiscal 1997 as a result of the acquisitions of the Loveland and Soladyne sites in fiscal 1996. In addition, product mix also contributed to lower gross margins in the quarter and for the six months. Accordingly, the level and mix of sales are the major factors in determining the Company's gross margin.

         Engineering. Engineering expenses were $1,544 and $1,049, and 4.3% and 3.1% of sales, in the quarters ended November 30, 1996 and November 25, 1995, respectively. Engineering expenses were $3,194 and $2,135, and 4.2% and 3.5% of sales, for the six month periods ended November 30, 1996 and November 25, 1995, respectively. Engineering expenses have increased due to additional engineering staff as a result of the acquisition of the Loveland and Soladyne operations. The Company believes that it is necessary to continue to invest in engineering efforts to remain competitive, but there can be no assurance that such investments will result in increased sales or profits.

         Selling, General and Administrative. Selling, general and administrative expenses were $3,319 and $2,490, and 9.3% and 7.4% of sales, in the quarters ended November 30, 1996 and November 25, 1995, respectively. Selling, general and administrative expenses were $6,751 and $4,616, and 8.8% and 7.5% of sales, in the six month periods ended November 30, 1996 and November 25, 1995, respectively. This increase is due principally to increased costs associated with the Company's increase in selling efforts to add new customers. Additionally, general and administrative amounts increased to support multiple manufacturing sites and sales growth.

         Interest and Other Income (Expense), net. Interest and other income (expense), net was $(457) and $(44) for the three months ended November 30, 1996 and November 25, 1995, respectively, and $(701) and $144 for the six month periods ended November 30, 1996 and November 25, 1995, respectively. The change in other income (expense) in the second quarter and for the six months ended November 30, 1996 in relation to the same periods in the prior year is due principally to additional interest expense from the $40 million private placement.

         Income Taxes. The Company estimates that its effective income tax rate for the year ended May 31, 1996 will be approximately 38 percent. Accordingly, it has applied this rate to determine the tax provision for the six months ended November 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and short-term investments at November 30, 1996 were $32,123 compared with $19,358 at May 25, 1996. Working capital was $48,576 at November 30, 1996 and $34,047 at May 25, 1996. The Company generated cash from operations of $4,578 in the six months ended November 30, 1996 and used $15,706 in investing activities. The Company purchased $12,110 in short-term investments, principally U.S., state and local government securities, and redeemed $6,353 of matured short-term investments. The Company's policy is to hold such short-term investments to maturity.

         During the first six months of fiscal year 1997, the Company had $9,646 of capital expenditures, consisting of $8,468 for manufacturing equipment and $1,178 for facilities. The capital expenditures for facilities consisted principally of expenditures relating to completion of the new administration and training building. On September 2, 1996, the Company moved the administrative and support employees located in its temporary administrative building into its new administration and training facility.

         On September 10, 1996, the Company completed a $40 million private placement of senior unsecured notes with two insurance companies. The notes bear interest at 7.92%, payable on a semi-annual basis, with payment of principal in five equal annual installments commencing on September 15, 1999. Proceeds from the notes were used to pay off $20 million outstanding under the Company's bank line of credit, and will be used to fund capital equipment purchases, capacity expansion and possible acquisitions. On October 31, 1996, the Company entered into a renegotiated bank line of credit. The new unsecured revolving line of credit increases the Company's borrowing limit from $20 million to $30 million, and expires on September 30, 1998. Borrowings under the line of credit will accrue interest at the bank's prime rate or other rate options available at the time of borrowing. The senior unsecured notes and the bank line of credit agreements contain various financial covenants such as minimum net worth, interest coverage, financial leverage, quick ratio, and profitability requirements.

         The Company's future needs for financial resources include amounts to support investments in additional facilities and equipment. The Company believes that its existing capital resources, including the proceeds from the $40 million private placement and bank line of credit, and cash generated from operations will be sufficient to meet its working capital and capital expenditure requirements through calendar 1997. The Company intends to pursue possible business acquisitions, but currently has no specific acquisition commitments.

FORWARD-LOOKING STATEMENTS

         Information set forth in this Quarterly Report on Form 10-Q relating to the remainder of fiscal year 1997, including: anticipated customer demand and sales; customer diversification; anticipated production; and the estimated effective tax rate for fiscal 1997 constitute forward-looking statements. Information contained in forward looking statements is based on current expectations, is subject to change and may differ materially from actual results. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking information that involves a number of risks and uncertainties. Factors that could cause actual results to differ materially from the forward-looking information include, but are not limited to, the matters discussed in this Form 10-Q as well as the following: anticipated customer demand, sales and net income; ability to attract new customers; business conditions and growth in the general economy and the interconnect industry; production delays; product mix; the highly competitive interconnect environment; cancellation or reduction of orders; effective utilization of existing and new manufacturing resources; customer acceptance of new technologies; environmental issues; pricing pressures by key customers; costs and yield issues associated with production; availability of parts and supplies from third parties on a timely basis and at reasonable prices; ability to execute financing strategies; and other risks listed from time to time in the Company's Securities and Exchange Commission reports or otherwise disclosed by the Company. Any forward-looking statements should be considered in light of these factors.

                         PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 23, 1996 at the Company's Annual Meeting of
Shareholders, the holders of the Company's outstanding Common Stock took the actions described below.

         1. The shareholders elected the following persons to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

                                    Votes  For   Votes Withheld   Abstentions
                                    ----------   --------------   -----------
Charles M. Boesenberg                5,556,833                -        81,224
Deborah A. Coleman                   5,528,233           28,600        81,224
Carlene M. Ellis                     5,556,733              100        81,224
John P. Karalis                      5,543,913           12,920        81,224
Lawrence C. Neitling                 5,543,233           13,600        81,224
Carl W. Neun                         5,543,913           12,920        81,224
Dr. Koichi Nishimura                 5,556,633              200        81,224

         2. The shareholders ratified, by the vote indicated below, the appointment of Deloitte and Touche LLP as independent auditors for fiscal 1997.

             Votes For     Votes Against     Abstentions     Broker Nonvotes
             ---------     -------------     -----------     ---------------
             5,583,397            50,925           3,735                  --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:             10:  Loan Agreement dated October 31, 1996
                                    27:  Financial Data Schedule

         (b)  Reports on Form 8-K:  None

                                 SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this tenth day of January, 1997.

                                            MERIX CORPORATION


                                            By: JOSEPH HOWELL
                                                --------------------------

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

10:      Loan Agreement Dated October 31, 1996
27:      Financial Data Schedule