Form 10-Q
period 1997-03-01
MERIX CORP
filed 1997-04-14
CIK 921365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 1, 1997

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock outstanding as of March 31, 1997 was 6,166,281 shares.

                                MERIX CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I        Financial Information                                         Page


    Item 1.   Financial Statements:

                Condensed Balance Sheets as of March 1, 1997 and
                      May 25, 1996............................................ 3

                Condensed Statements of Income for the three and
                      nine months ended March 1, 1997 and
                      February 24, 1996....................................... 4

                Condensed Statements of Cash Flows for the
                      nine months ended March 1, 1997 and
                      February 24, 1996....................................... 5


                Notes to Condensed Financial Statements....................... 6


    Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................... 9


Part II       Other Information


    Item 6.   Exhibits and Reports on Form 8-K................................14

              Signature.......................................................15

                          PART I. FINANCIAL INFORMATION

                                MERIX CORPORATION

                            CONDENSED BALANCE SHEETS
                            (unaudited, in thousands)


                                                                March 1,                 May 25,
                                                                  1997                     1996
                                                             ----------------         ---------------
        Assets

        Cash and short-term investments                          $   29,685              $   19,358
        Accounts receivable, net                                     22,932                  24,539
        Inventories (Note 2)                                          7,442                   6,435
        Other current assets                                          2,572                     589
                                                             ----------------         ---------------
          Total current assets                                       62,631                  50,921

        Property, plant and equipment, net (Note 3)                  63,660                  55,576
        Deferred income taxes                                         1,615                   2,283
        Other assets                                                  2,639                   2,390
                                                             ================         ===============
            Total assets                                         $  130,545              $  111,170
                                                             ================         ===============

        Liabilities and Shareholders' Equity

        Accounts payable                                         $    7,511              $    7,456
        Accrued compensation                                          3,839                   4,502
        Current portion of long-term debt (Note 4)                    2,110                   1,931
        Other accrued liabilities                                     4,211                   2,985
                                                             ----------------         ---------------
          Total current liabilities                                  17,671                  16,874

        Other liabilities                                             1,273                   1,273
        Long-term debt (Note 4)                                      44,561                  26,670
                                                             ----------------         ---------------
          Total liabilities                                          63,505                  44,817

        Shareholders' equity
          Preferred stock, no par value; authorized
            10,000 shares, none issued                                    -                       -
          Common stock, no par value; authorized
            50,000 shares; issued and outstanding
            1997: 6,171 shares, 1996:  6,133 shares                  44,398                  43,733
          Unearned compensation                                        (742)                   (737)
          Retained earnings                                          23,384                  23,357
                                                             ----------------         ---------------
            Total shareholders' equity                               67,040                  66,353
                                                             ----------------         ---------------
              Total liabilities and shareholders' equity         $  130,545              $  111,170
                                                             ================         ===============



         The accompanying notes are an integral part of the condensed financial statements.

                                MERIX CORPORATION

                         CONDENSED STATEMENTS OF INCOME
            (unaudited, in thousands, except earnings per share data)


                                                     Three Months Ended                    Nine Months Ended
                                             -----------------------------------   ----------------------------------
                                                  March 1,          Feb. 24,           March 1,          Feb. 24,
                                                    1997              1996               1997             1996
                                             ------------------ ----------------   ---------------- -----------------
   Net sales                                         $ 35,942         $ 46,896          $ 112,899         $ 108,173
   Cost of sales                                       32,252           36,086             96,771            81,694
                                             ------------------ ----------------   ---------------- -----------------
   Gross profit                                         3,690           10,810             16,128            26,479
                                             ------------------ ----------------   ---------------- -----------------

   Engineering                                          1,414            1,434              4,608             3,569
   Selling, general and administrative                  3,487            3,520             10,238             8,136
                                             ------------------ ----------------   ---------------- -----------------
   Total operating expense                              4,901            4,954             14,846            11,705
                                             ------------------ ----------------   ---------------- -----------------

   Operating income (loss)                             (1,211)           5,856              1,282            14,774
   Interest and other income (expense), net              (540)            (480)            (1,241)             (336)
                                             ------------------ ----------------   ---------------- -----------------
   Income (loss) before taxes                          (1,751)           5,376                 41            14,438
   Income taxes                                          (665)           1,858                 14             5,300
                                             ================== ================   ================ =================
   Net income (loss)                                 $ (1,086)        $  3,518          $      27         $   9,138
                                             ================== ================   ================ =================


   Earnings (loss) per common and common
     equivalent shares outstanding:                  $  (0.18)        $   0.55          $    0.00         $    1.41

   Weighted average number of common and
     common equivalent shares outstanding:              6,147            6,361              6,255             6,466

         The accompanying notes are an integral part of the condensed financial statements.

                                MERIX CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                        Nine Months Ended
                                                                ----------------------------------
                                                                   March 1,           Feb. 24,
                                                                     1997               1996
                                                                ---------------     --------------
Cash flows from operating activities:
  Net income....................................................     $     27           $  9,138
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization...............................        6,413              3,736
    Deferred income taxes.......................................          668                811
  Amortization of unearned compensation.........................          359                261
  Loss on asset disposal........................................           69                  -
  Changes in assets and liabilities:
    Accounts receivable.........................................        1,607            (12,876)
    Inventories.................................................       (1,007)              (586)
    Other current assets........................................       (1,983)                65
    Accounts payable............................................           55              4,085
    Accrued compensation........................................         (663)               593
    Other accrued liabilities...................................        1,443              2,121
                                                                ---------------     --------------

Net cash provided by operating activities.......................        6,988              7,348
                                                                ---------------     --------------

Cash flows from investing activities:
  Acquisitions..................................................            -            (28,472)
  Capital expenditures..........................................      (14,609)           (10,836)
  Short-term investments:
    Purchases...................................................      (15,110)           (11,000)
    Maturities..................................................        9,429             16,445
  Other long-term assets........................................         (375)                 -
  Proceeds from sale of assets..................................          169                  -
                                                                ---------------     --------------
Net cash used in investing activities...........................      (20,496)           (33,863)
                                                                ---------------     --------------

Cash flows from financing activities:
  Long-term debt:
    Proceeds....................................................       40,000             20,212
    Principal payments..........................................      (21,930)               (83)
  Exercise of stock options.....................................           84                310
                                                                ---------------     --------------
Net cash provided by financing activities.......................       18,154             20,439
                                                                ---------------     --------------

Increase (decrease) in cash and cash equivalents................        4,646             (6,076)
Cash and cash equivalents at beginning of period................       12,191             14,307
                                                                ---------------     --------------
Cash and cash equivalents at end of period......................       16,837              8,231
Short-term investments..........................................       12,848              7,139
                                                                ---------------     --------------

Cash and short-term investments at end of period................     $ 29,685           $ 15,370
                                                                ===============     ==============


Supplemental disclosures:
   Tax benefit related to stock-based compensation..............     $    268           $    204
   Assets acquired by recognition of lease renovation liability      $      -           $  1,296
   Income taxes paid............................................     $      -           $  3,575

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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the nine months ended March 1, 1997 are not necessarily indicative of the results to be expected for the full year.

     Reclassifications from prior periods have been made to conform with the current method of presentation.


Note 2.  INVENTORIES

                                                                        March 1,          May 25,
                                                                          1997             1996
                                                                     ---------------   -------------
Raw materials....................................................          $ 2,143         $ 2,254
Work in process..................................................            2,818           3,104
Finished goods...................................................            2,481           1,077
                                                                     ---------------   -------------


    Total........................................................          $ 7,442         $ 6,435
                                                                     ===============   =============


Note 3.  PROPERTY, PLANT AND EQUIPMENT

                                                                        March 1,          May 25,
                                                                          1997             1996
                                                                     ---------------   -------------
Land.............................................................         $  2,190        $  2,190
Buildings and grounds............................................           23,631          16,345
Machinery and equipment..........................................           88,648          77,196
Construction in progress.........................................                -           6,000
                                                                     ---------------   -------------

Total............................................................          114,469         101,731
Less accumulated depreciation....................................          (50,809)        (46,155)
                                                                     ---------------   -------------
Property, plant and equipment, net...............................         $ 63,660        $ 55,576
                                                                     ===============   =============

Note 4.  LONG-TERM DEBT

                                                                        March 1,           May 25,
                                                                          1997               1996
                                                                     ----------------   ---------------
Senior unsecured notes, principal payable in five equal annual installments commencing on September 15, 1999, with interest
  at 7.92% payable on a semi-annual basis...........................       $ 40,000         $       -
Note payable to Tektronix, payable in five annual installments
  including interest at 7.5%, secured by a Trust Deed...............          6,427             8,267
Bank line of credit.................................................              -            20,000
Other...............................................................            244               334
                                                                     ----------------   ---------------
Total...............................................................         46,671            28,601
Less current portion................................................         (2,110)           (1,931)
                                                                     ----------------   ---------------

Long-term debt......................................................       $ 44,561         $  26,670
                                                                     ================   ===============

     On September 10, 1996, the Company completed a $40 million private placement of senior unsecured notes with two insurance companies. Proceeds from the notes were used in part to retire $20 million outstanding under the Company's unsecured bank line of credit. On October 31, 1996, the Company entered into a syndicated $30 million unsecured bank line of credit, which expires on September 30, 1998. Borrowings under the line of credit will accrue interest at the agent's prime rate (8.25% on March 1, 1997) or other rate options available at the time of borrowing. The senior unsecured notes and the bank line of credit agreements contain various financial covenants such as minimum net worth, debt ratio, quick ratio and interest coverage requirements. As of March 1, 1997, the Company was in compliance with all covenants.

     Future principal payments by fiscal year for long-term debt are as follows:
1997, $2,110; 1998, $2,263; 1999, $2,298; 2000, $8,000; 2001, $8,000; and
thereafter $24,000.


Note 5.  NEW ACCOUNTING PRONOUNCEMENTS

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

Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes APB Opinion No. 15, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Following is the pro forma effect of adoption on the Company's earnings per share for the three months and nine months ended March 1, 1997 and February 24, 1996:

                                                                Pro Forma
                                      ---------------------------------------------------------------
                                          Three Months Ended                 Nine Months Ended
                                      ----------------------------       ----------------------------
                                       March 1,        Feb. 24,           March 1,        Feb. 24,
                                         1997            1996               1997            1996
                                      ------------    ------------       ------------    ------------
Earnings per common share                $ (0.18)          $ 0.58             $ 0.00          $ 1.50
                                      ============    ============       ============    ============

Earnings per common share -
    diluted by stock options             $ (0.18)          $ 0.55             $ 0.00          $ 1.41
                                      ============    ============       ============    ============


Note 6.  SHAREHOLDER RIGHTS PLAN

     On March 25, 1997, the Board of Directors adopted a Shareholder Rights Plan (the Plan) designed to preserve and enhance shareholder value and the Company's ability to carry out its long-term business strategy. In connection with the adoption of the Plan, the Board of Directors declared a dividend distribution of one Right per share of common stock, payable to the shareholders of record on April 25, 1997. A Right enables the holder, under certain circumstances, to purchase either Series A Preferred or common stock of Merix. The Company may redeem the Rights for $0.001 per Right under certain circumstances. The Rights will expire in 2007. On March 25, 1997, the Board also reserved 500,000 shares of Series A Preferred Stock for purposes of the Plan. The Company has filed a Form 8-K with the Securities and Exchange Commission, which contains a summary of the terms of the Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)

     This discussion and analysis is designed to be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-K for the fiscal year ended May 25, 1996.


Results of Operations

     Net Sales. Net sales for the third quarter of fiscal 1997 were $35,942, a decrease of 23.4% from net sales of $46,896 in the third quarter of fiscal 1996. Net sales for the nine months ended March 1, 1997 were $112,899, an increase of 4.4% from net sales of $108,173 during the same period in the prior year. The decrease in sales for the three month period in fiscal 1997 was due principally to a decrease in sales to some of the Company's significant customers (see table on the next page). Sales to Motorola decreased because it has been transitioning to a new generation of its cellular base station products. Motorola is consuming its existing inventory of cellular base station parts, which have been a significant part of the Company's sales to Motorola. The Company expects to begin production for this next generation of Motorola's products during calendar 1997, but believes that these future sales may have lower margins. Sales to Hewlett-Packard decreased principally due to a change in sales mix to a higher proportion of lower priced, lower margin products. Sales to Teradyne decreased for the three and nine month period in fiscal 1997 due to a decline in Teradyne's sales to its customers as a result of an earlier softening in the semiconductor industry.

     In addition, the Company experienced overall changes in product mix, which caused average customer selling prices to decline from the prior year. Sales during the first nine months of fiscal 1996 were lower than in fiscal 1997 because Loveland and Soladyne operations were not added until the middle of fiscal 1996. While the Company expects net sales in the fourth quarter of fiscal 1997 to be higher than in the third quarter, there can be no assurance that downward pressure on selling prices and margins will not continue.

     The Company's five largest customers comprised 73% and 77% of net sales for the three month periods ended March 1, 1997 and February 24, 1996, respectively, and 74% and 77% of net sales for the nine month periods ended March 1, 1997 and February 24, 1996, respectively. The Company has stated that its principal short-term objective is to diversify its customer base in order to grow sales and reduce the risks associated with a concentration of sales to a relatively small number of customers. The Company is taking actions to increase sales by broadening its customer base, and expects that a small number of customers will continue to account for a substantial majority of its sales until efforts to broaden its customer base are successful. There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, that the mix or volume of products purchased will be in the same ratio or that actions to broaden its customer base and increase sales to new and existing customers will be successful. The loss of one or more principal customers or a change in the mix of product sales could have a material adverse effect on the Company's business, financial condition and results of operations.

     Sales by product lines, market segments and major customers as a percent of net sales were as follows:

                                       Three Months Ended                           Nine Months Ended
                               ----------------------------------         -----------------------------------
                                 March 1, 1997      Feb. 24, 1996           March 1, 1997       Feb. 24, 1996
                               ---------------      -------------         ---------------       -------------
   Product Lines
     Rigid                    78%     $ 27,933     73%   $ 34,410         75%    $ 84,967     73%    $ 78,824
     High Performance         20%        7,362     24%     11,265         23%      25,987     24%      26,329
     Flexible                  2%          647      3%      1,221          2%       1,945      3%       3,020
       Total                 100%       35,942    100%     46,896        100%     112,899    100%     108,173
   Market Segments
     Computers                30%       10,675     24%     11,349         29%      32,382     19%      20,620
     Communications           21%        7,449     27%     12,636         22%      24,475     29%      31,800
     Test and Instruments     34%       12,150     34%     15,978         33%      37,791     37%      39,969
     Contract Mfg.            14%        5,009     13%      6,201         14%      15,991     13%      14,282
     Other                     1%          659      2%        732          2%       2,260      2%       1,502
       Total                 100%       35,942    100%     46,896        100%     112,899    100%     108,173
   Largest Customers
     Hewlett-Packard          26%        9,522     28%     13,348         27%      30,084     16%      17,306
     Tektronix                19%        6,611     17%      7,874         19%      21,814     22%      23,779
     Motorola                  9%        3,200     19%      9,063         13%      15,030     21%      22,166
     Teradyne                 10%        3,452      9%      4,115          7%       7,902     12%      12,811
     Storage Technology        9%        3,386      4%      2,058          8%       8,846      6%       5,911
     Other                    27%        9,771     23%     10,438         26%      29,223     23%      26,200
       Total                 100%       35,942    100%     46,896        100%     112,899    100%     108,173

     The Company's 90 day backlog was approximately $16.9 million at March 1, 1997, compared to $19.9 million at May 25, 1996. Changes in backlog reflect variations in customer ordering patterns, the decrease in customer lead times, and the lower demand from some of the Company's largest customers. A substantial portion of the Company's backlog is typically scheduled for delivery within 60 days and not generally subject to significant penalties for cancellation or postponement. The Company's backlog is not necessarily indicative of future sales or earnings.

     On December 9, 1996, the Company entered into a long-term supply agreement with Amkor Electronics, Inc. (Amkor) to manufacture laminate-based chip carrier packages. In connection with this agreement, the Company purchased certain assets, including manufacturing equipment, and licensed process know-how from Amkor. The purchased assets are located at the Company's Forest Grove manufacturing site. Volume shipments under the supply agreement are scheduled to commence in fiscal 1998. The purchase price was not material to the financial position of the Company.

     Gross Margins. Gross margin for the third quarter of fiscal 1997 was 10.3%, compared to 23.1% in the third quarter of fiscal 1996. Gross margin for the nine months ended March 1, 1997 was 14.3%, compared to 24.5% in the same period in the prior year. Gross margin in fiscal 1997 declined principally due to lower sales in relation to the level of fixed costs. A significant portion of the Company's manufacturing costs are relatively fixed from quarter to quarter. As sales decrease, these costs become more significant in relation to sales. Fixed costs year to date were higher in fiscal 1997 as a result of the acquisitions of the Loveland and Soladyne sites in fiscal 1996. Additionally, the product mix in fiscal 1997 included a greater proportion of lower priced, lower margin products than in fiscal 1996. Accordingly, the level and mix of sales were the major factors in determining the Company's gross margin. The Company is working to increase the level of sales and improve product mix by lowering the proportion of low margin products sold. However, there can be no assurance that these efforts will be successful or result in an increase in gross margin.

     Engineering. Engineering expenses were $1,414 and $1,434, and 3.9% and 3.1% of sales, in the quarters ended March 1, 1997 and February 24, 1996, respectively. Engineering expenses were $4,608 and $3,569, and 4.1% and 3.3% of sales, for the nine month periods ended March 1, 1997 and February 24, 1996, respectively. Engineering expenses were lower in the prior year because the Loveland and Soladyne operations were not acquired until the middle of fiscal 1996. The Company believes it is necessary to continue to invest in engineering efforts to remain competitive, but there can be no assurance that such investments will result in increased sales or profits.

     Selling, General and Administrative. Selling, general and administrative expenses were $3,487 and $3,520, and 9.7% and 7.5% of sales, in the quarters ended March 1, 1997 and February 24, 1996, respectively. Selling, general and administrative expenses were $10,238 and $8,136, and 9.1% and 7.5% of sales, in the nine month periods ended March 1, 1997 and February 24, 1996, respectively. This increase over the prior year was due principally to costs associated with increased selling efforts. The Company is continuing to invest in expanded selling activity, including a restructuring and relocation of the sales force. However, there can be no assurance these efforts will result in increased sales or profits.

     Interest and Other Income (Expense), net. Interest and other income (expense), net was $(540) and $(480) for the three months ended March 1, 1997 and February 24, 1996, respectively, and $(1,241) and $(336) for the nine month periods ended March 1, 1997 and February 24, 1996, respectively. The change in interest and other income (expense) in the third quarter and for the nine months ended March 1, 1997 in relation to the same periods in the prior year was due principally to additional interest expense from a $40 million private placement of debt.

     Income Taxes. The Company estimates that its effective income tax rate for the year ended May 31, 1997 will be approximately 34 percent. Accordingly, it has applied this rate to determine the tax provision for the nine months ended March 1, 1997.


Liquidity and Capital Resources

     Cash and short-term investments at March 1, 1997 were $29,685 compared with $19,358 at May 25, 1996. Working capital was $44,960 at March 1, 1997 and $34,047 at May 25, 1996. The Company generated cash from operations of $6,988 in the nine months ended March 1, 1997 and used $20,496 in investing activities. The Company purchased $15,110 in short-term investments, and redeemed $9,429 of matured short-term investments. The Company's policy is to hold short-term investments to maturity.

     During the first nine months of fiscal year 1997, the Company had $14,609 of capital expenditures, consisting of $13,117 for manufacturing equipment and $1,492 for facilities. The capital expenditures for facilities related largely to the new administration and training building, which was completed and occupied in September 1996.

     On September 10, 1996, the Company completed a $40 million private placement of senior unsecured notes with two insurance companies. The notes bear interest at 7.92%, payable on a semi-annual basis, with payment of principal in five equal annual installments commencing on September 15, 1999. Proceeds from the notes were used to pay off $20 million outstanding under the Company's bank line of credit and will be used to fund capital equipment purchases, capacity expansion and possible acquisitions. These notes contain various financial covenants such as minimum net worth, debt ratio and interest coverage requirements. Noncompliance with these covenants could result in a penalty, increased interest rate or acceleration of principal payments. As of March 1, 1997, the Company was in compliance with all covenants.

     On October 31, 1996, the Company entered into a syndicated $30 million unsecured bank line of credit which expires on September 30, 1998. Borrowings under the line of credit will accrue interest at the agent's prime rate (8.25% on March 1, 1997) or other rate options available at the time of borrowing. As of March 1, 1997, there were no borrowings outstanding under the line of credit. The bank line of credit agreement contains various financial covenants such as minimum net worth, debt ratio and quick ratio requirements.

     The Company's future needs for financial resources include amounts to support investments in additional facilities and equipment. The Company had capital commitments of approximately $5 million at March 1, 1997. The Company believes that its existing capital resources, including the proceeds from the $40 million private placement of debt and bank line of credit, and cash generated from operations will be sufficient to meet its working capital and capital expenditure requirements through calendar 1997.

Forward-looking Statements

     Information set forth in this Quarterly Report on Form 10-Q relating to the remainder of calendar year 1997, including: anticipated customer demand, sales and sales mix; customer diversification; anticipated production; and the estimated effective tax rate for fiscal 1997 constitute forward-looking statements. Information contained in forward looking statements is based on current expectations, is subject to change and may differ materially from actual results. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking information that involves a number of risks and uncertainties. Factors that could cause actual results to differ materially from the forward-looking information include, but are not limited to, the matters discussed in this Form 10-Q as well as the following: anticipated customer demand, sales and net income; ability to attract new customers; business conditions and growth in the general economy and the interconnect industry; production delays; product mix; the highly competitive interconnect environment; cancellation or reduction of orders; effective utilization of existing and new manufacturing resources; customer acceptance of new technologies; environmental issues; pricing pressures by key customers; costs and yield issues associated with production; availability of parts and supplies from third parties on a timely basis and at reasonable prices; ability to execute financing strategies; and other risks listed from time to time in the Company's Securities and Exchange Commission reports or otherwise disclosed by the Company. Any forward-looking statements should be considered in light of these factors.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)       Exhibits:         27:  Financial Data Schedule

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this fourteenth day of April, 1997.

                                  MERIX CORPORATION


                                  By:  /s/ JOSEPH HOWELL
                                       ------------------------------------
                                       Joseph Howell
                                       Senior Vice President and Chief Financial
                                         Officer
                                       (On behalf of the registrant as Principal
                                         Financial Officer)

EXHIBIT INDEX

                                                                      Sequential
Exhibit                                                                 Page No.
--------------------------------------------------------------------------------

27:    Financial Data Schedule