Form 10-K
period 1997-05-31
MERIX CORP
filed 1997-08-08
CIK 921365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1997

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

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 1, 1997 was $64.1 million based upon the composite closing price of the Registrant's Common Stock on the Nasdaq National Market System on that date.

The number of shares of the Registrant's Common Stock outstanding as of July 1, 1997 was 6,184,327 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement in connection with its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                MERIX CORPORATION
                                    FORM 10-K

                                TABLE OF CONTENTS

Part I                                                                      Page

      Item 1.   Business                                                       2

      Item 2.   Properties                                                     8

      Item 3.   Legal Proceedings                                              8

      Item 4.   Submission of Matters to a Vote of Security Holders            8

Part II

      Item 5.   Market for the Registrant's Common Stock and
                Related Stockholder Matters                                    9

      Item 6.   Selected Financial Data                                        9

      Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           10

      Item 8.   Financial Statements and Supplementary Data                   16

      Item 9.   Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure                           31

Part III

      Item 10.  Directors and Executive Officers of the Registrant            31

      Item 11.  Executive Compensation                                        31

      Item 12.  Security Ownership of Certain Beneficial
                Owners and Management                                         31

      Item 13.  Certain Relationships and Related Transactions                31

Part IV

      Item 14.  Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K                                       31

                Signatures                                                    34

                                     PART I

ITEM 1. BUSINESS.

Merix Corporation (Merix or the Company) is a leading manufacturer of technologically advanced electronic interconnect products, custom engineered to meet customers' specific needs. The Company's principal products are high density, multilayer, rigid printed circuits used to connect the microprocessors, integrated circuits (ICs) and other components essential to the functioning of electronic equipment. The Company has also produced a small amount of flexible circuits, but has recently decided to exit the flexible circuit market. The Company recently entered the market for laminate-based chip carriers that are used to connect ICs to printed circuits. The Company's customers include a diversified base of manufacturers in the industrial instrumentation, computer, and communications segments of the electronics industry.

Merix, an Oregon corporation, was formed in March 1994 to succeed to the business conducted by the Circuit Board Division (the Division) of Tektronix, Inc. (Tektronix), which had been in the electronic interconnect manufacturing business for over 30 years. On June 1, 1994, Merix acquired the assets and assumed certain liabilities (the Acquisition) of the Division in connection with the initial public offering of its common stock, and began to operate as an independent corporation. The term "Company" is used in this document to refer to both Merix and its predecessor, the Division. The Company has manufacturing operations in Forest Grove, Oregon, Loveland, Colorado and San Diego, California (Soladyne division). The Company's corporate offices are located at 1521 Poplar Lane, Forest Grove, Oregon 97116 and the telephone number is (503) 359-9300.


Electronic Interconnect Industry Overview

Printed circuits, including rigid and flexible printed circuits, are the basic platforms used to connect the microprocessors, ICs and other components essential to the functioning of electronic equipment. These products consist of a pattern of electrical circuitry etched from copper that is laminated to a board made of insulating material. The manufacture of these and other complex interconnect products requires increasingly sophisticated engineering and manufacturing expertise and substantial capital investment. This has contributed to increasing reliance by original equipment manufacturers (OEMs) on independent manufacturers for such products.

According to industry reports, the U.S. domestic market for all interconnect products was approximately $7.8 billion in 1996, including both "captive" and "independent" producers. Captive producers are typically divisions of larger OEMs that manufacture interconnect products for use in their own product lines. Independent producers, such as the Company, manufacture interconnect products for multiple OEMs, and represented approximately 85% of the U.S. domestic market revenues in 1996. The market share of independent producers has increased in recent years as OEMs have found that independent producers can often provide greater flexibility, higher levels of responsiveness and faster delivery at a lower overall cost than their own captive operations.

Historically, the industry has been highly fragmented. Increasing technology demands and resulting demands for capital investment are expected to continue to contribute to a growing trend toward consolidation of independent producers.


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

The Company seeks to develop strategic relationships with its customers and markets its products and services through a direct sales force and manufacturers' representatives. The Company's sales strategy includes providing advice to customers with respect to applicable technology, manufacturability of designs and cost implications.

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

In fiscal year 1997, the following five customers represented approximately 74% of net sales: Hewlett-Packard Company (HP), Tektronix, Motorola, Inc., Teradyne, Inc. and Storage Technology Corporation represented approximately 25.4%, 18.4%, 13.0% 8.9% and 7.9% of net sales, respectively. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

Supply Agreements

In December 1996, the Company entered into a four year supply agreement with Amkor Electronics, Inc. (Amkor) under which the Company will manufacture laminate-based substrates for chip carrier products. In connection with this agreement, the Company purchased certain assets, including manufacturing equipment, and licensed process know-how from Amkor. The Company anticipates that volume shipments under the supply agreement with Amkor will commence in fiscal year 1998.

In connection with the Company's acquisition of the Loveland operation (See Note 3 of the Notes to Financial Statements in Item 8 of this Report) from HP in fiscal year 1996, the Company entered into a two-year supply agreement, which expires on October 31, 1997, under which HP agreed to purchase, at market prices, at least $35 million of products in the first year and at least $25 million in the second year.

Immediately prior to consummation of the Acquisition, Tektronix, through participating divisions and subsidiaries, entered into seven separate three-year supply agreements with the Company under which they agreed to purchase annually from the Company at least the lesser of 90% of their aggregate requirements for printed circuit boards, flexible circuits and related tooling and test fixtures or $28.5 million worth of the Company's products. These supply agreements with Tektronix expired on May 31, 1997 and have not been renewed. The Company is continuing to manufacture products for Tektronix, but there can be no assurance that Tektronix will continue to purchase products from the Company at historic levels.


Manufacturing and Engineering

Product Profiles

The Company's principal products are high density, multilayer printed circuits manufactured with materials ranging from standard fiberglass to high performance materials. The Company has also produced a small amount of flexible circuits, but has recently decided to exit the flexible circuit market. The Company recently entered the market for laminate-based chip carriers that are used to connect ICs to printed circuits. The Company's products and their applications are described below.

Rigid Epoxy Substrate Circuits. This product group consists of epoxy/glass laminate circuit boards used in virtually all segments of the electronics industry and is manufactured at the Forest Grove and Loveland facilities. The Company also manufactures rigid-flex circuits which are a hybrid of the rigid and flexible circuits. Such boards combine performance characteristics of rigid circuits with the spatial advantages of flexible circuits. For fiscal years 1997 and 1996, rigid circuits represented approximately 75% and 73%, respectively, of the Company's net sales.

High Performance Circuits. High performance circuits are used in electronic products requiring high speed and high frequency interconnect solutions, such as cellular phone base stations and other communications, computing and instrumentation products and are manufactured at the Forest Grove and Soladyne facilities. High performance circuits are manufactured using specialty materials with properties that address the need for faster speeds, higher operating temperatures and higher frequencies. The Company has developed the expertise and specialized engineering processes required to manufacture high performance circuits using a broad range of materials, including Teflon(R), Duroid(R), Cyanate Ester and GETEK(R). For fiscal years 1997 and 1996, high performance circuits represented approximately 23% and 24%, respectively, of the Company's net sales.

Chip Carrier Products. Chip carriers are very small circuits (typically less than two square inches) that are used to attach ICs to printed circuits. For certain end product applications, laminate-based chip carriers are a preferred alternative to conventional ceramic carriers. In December 1996, the Company entered into a four year supply agreement to manufacture chip carriers for Amkor. Under the agreement, the Company will be Amkor's primary North American supplier of substrates for laminate-based enhanced ball grid array (BGA) chip carriers, provided the Company meets the rigorous qualification and other requirements of Amkor and Amkor's customers. Although the Company believes it is well positioned to capitalize on the emerging chip carrier market, there is no assurance that the Company will be successful in entering and competing in this new market.

Flexible Circuits. Flexible circuits are thin, lightweight circuits used to interconnect other circuit boards and electronic devices within electronic equipment, and are used in high speed computers and other electronic equipment as replacements to cables, wiring and other interconnect devices to improve product reliability and performance. Flexible circuits, which represented approximately 2% and 3% of the Company's net sales in fiscal years 1997 and 1996, respectively, are manufactured at the Company's Forest Grove facility. The Company intends to exit the flexible and rigid-flex circuit markets in order to focus its resources on rigid and high performance printed circuits and chip carrier products. Sales of flexible circuit products are expected to be phased out during the first quarter of fiscal year 1998.

Manufacturing Processes

The manufacture of complex multilayer printed circuits involves the use of a variety of sophisticated production processes and equipment. In general, the Company receives circuit designs directly from its customers in the form of computer aided design files that it reviews to ensure manufacturability. Using these computer files, the Company generates images of the circuit patterns that it develops on individual layers using advanced photographic processes. Through a variety of plating and etching processes, the Company adds and removes conductive and insulating materials. Separate layers are combined, or laminated together, using intense heat and pressure under vacuum. Connections between layers are achieved by plating through small holes called vias. Vias are made by highly specialized equipment capable of achieving extremely fine tolerances with high accuracy.

The formation of very small holes (microvias) permits the Company's customers to increase circuit densities and reduce overall circuit board size to meet their design requirements. Because mechanical drill bits below a certain size break during the drilling process, microvia formation requires new manufacturing processes. In December 1995, the Company entered into a sub-license agreement with HP's Printed Circuit Organization under which the Company obtained the rights to use the DYCOstrate(R) interconnect substrate technology (DYCOstrate). DYCOstrate is a trademark of Dyconex Patente AG, a Swiss company. The Company is currently using both DYCOstrate and Plasma Etched Redistribution Layer (PERL) technologies to manufacture microvias as small as .004 inches. These technologies utilize plasma

(excited gases) to etch microvias. As an alternative to plasma etching, the Company is currently evaluating the use of laser drilling equipment for the formation of microvias.

The Company specializes in products with extremely fine geometries and tolerances. Because of the tolerances involved, the Company uses clean rooms in certain manufacturing processes where tiny particles can create defects on the circuit patterns, and uses automated optical inspection (AOI) to ensure consistent quality.

The manufacturing of chip carriers shares some of the same equipment and processes as printed circuits, but also requires the use of certain other specialized equipment used only in the manufacture of chip carriers. For example, after the Company manufactures a panel with dozens of chip carriers, it uses specialized singulation equipment and processes to cut the panel into individual or strips of carriers.

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

In order to reduce lead times and inventory carrying costs, to enhance the quality and reliability of the supply of raw materials and to reduce transportation and other logistics costs, the Company has entered into strategic relationships with certain of its suppliers of laminates, raw materials and services. Matsushita Electronics Materials, a key laminate supplier, operates an 82,000 square foot factory adjacent to the Company's Forest Grove facility to produce laminates previously imported by the Company from Japan. Insulectro, a supplier of raw materials and services, operates a warehouse distribution center adjacent to the Company's Forest Grove facility. In addition, Probe Test Fixtures, Inc. provides on-site electrical test services to Company's Forest Grove facility.

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

Certain waste products generated by the Company's manufacturing facilities require further treatment or controlled disposal. In connection with the Acquisition, the Company entered into an agreement with Tektronix to provide tanker and containerized waste handling, storage, treatment and disposal arrangement services for the Forest Grove facility in accordance with applicable environmental regulations for the three year period ended May 31, 1997. The Company and Tektronix extended the agreement with certain revisions which eliminate disposal arrangement services and reduce waste treatment services. The Forest Grove facility's waste materials not treated by Tektronix, and those from the Loveland and Soladyne facilities, are sent to approved third parties for recycling, reclaim, treatment or disposal.

The Company is a recognized leader in the professional management of industrial chemicals, waste treatment and recycling. The Company's commitment to responsible management of hazardous chemicals has resulted in eliminating from use in manufacturing many hazardous chemicals common to the Company's industry such as ozone depleting substances, chromium, trichloroethylene and perchloroethylene.


Backlog

The Company's 90 day backlog was approximately $26.4 million at the end of fiscal year 1997 and $19.9 million at the end of fiscal year 1996. Backlog at the end of fiscal year 1997 included $6.8 million of orders with delivery dates beyond lead time which have not been previously included in the Company's backlog calculation. Backlog at the end of fiscal year 1996 has not been restated to include these orders. A substantial portion of the Company's backlog is typically scheduled for delivery within 60 days. A certain portion of the Company's backlog is subject to cancellation or postponement without significant penalty. Accordingly, the Company's backlog is not necessarily indicative of future sales or earnings. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement.


Competition

Competitive factors in the market for printed circuits include product quality, technological capability, responsiveness to customers in delivery and service, and price. The Company believes that competition in the printed circuit market segments served by the Company is based more on product quality, technical capability and delivery than on price. The Company believes its primary competitive strengths are its ability to provide a wide array of interconnect products at a high quality within a shorter lead time, engineering and manufacturing expertise, and customer service and support.

The printed circuit industry in the United States is highly fragmented. An industry source estimates the number of companies producing circuit boards in the United States is between 750 and 800 companies. According to an industry source, the top 10 merchant suppliers accounted for approximately 23% of total circuit board sales by independent suppliers in 1996. Increasing technology demands and resulting demands for capital investment are expected to continue to contribute to a growing trend toward consolidation of independent producers. The Company also faces potential competition from captive printed circuit manufacturers, many of which have substantial resources and production capabilities, who may seek orders in the open market to fill excess capacity, thereby increasing competition.

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

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company.

Name                        Age                          Position
----                        ---                          --------
Deborah A. Coleman          44      Chair, Chief Executive Officer and President
Joseph H. Howell            45      Senior Vice President and Chief Financial
                                    Officer
Joseph Reichbach            52      Senior Vice President - Sales and Marketing
Terri L. Timberman          39      Vice President - Human Resources and Quality
Samuel R. DeSimone, Jr.     37      Vice President -  Corporate Development and
                                    Secretary
Mark H. Hynes               39      Vice President - Site Operations
Charles William Payne       59      Vice President - Engineering and Chief
                                    Technology Officer

Deborah A. Coleman serves as Chair of the Board of Directors, Chief Executive Officer and President of the Company. From November 1992 to the inception of the Company, Ms. Coleman served as Vice President, Materials Operations of Tektronix, where she led worldwide procurement, distribution, component engineering and component manufacturing operations. Prior to joining Tektronix, Ms. Coleman held various positions at Apple Computer, Inc. for 11 years, including Chief Financial Officer, Vice President Information Systems & Technology, and Vice President of Operations. Ms Coleman serves on the Board of Directors of Applied Materials, Inc., Octel Communications Corporation and Synopsys, Inc.

Joseph H. Howell serves as Senior Vice President and Chief Financial Officer of the Company. From 1988 until joining the Company in January 1995, Mr. Howell served as Controller of Borland International, Inc., where he was appointed Vice President in 1991 and acting Chief Financial Officer in 1994.

Joseph Reichbach serves as Senior Vice President - Sales and Marketing of the Company. From 1989 until joining the Company in February 1997, Mr. Reichbach served as Vice President of Sales for North America for Analog Devices, Inc.

Terri L. Timberman serves as Vice President - Human Resources and Quality of the Company. Ms. Timberman joined the Circuit Board Division in February 1994. From 1992 until joining the Company, Ms. Timberman served in various human resource management positions for Tektronix. Prior to 1992, Ms. Timberman served as Director of Human Resources for TriQuint Semiconductor, Inc.

Samuel R. DeSimone, Jr. serves as Vice President - Corporate Development and Secretary. From 1990 until joining the Company in September 1995, Mr. DeSimone was a partner at the law firm of Lane Powell Spears Lubersky in Portland, Oregon. Prior to 1990, Mr. DeSimone worked for the law firm of Testa, Hurwitz & Thibeault in Boston, Massachusetts.

Mark H. Hynes serves as Vice President - Site Operations. From 1990 until joining the Company in November 1995, Mr. Hynes served as the Operations Manager of the Loveland Circuit Board Facility of Hewlett-Packard Company. Prior to 1990, Mr. Hynes served as Engineering Manager of that facility.

Charles William Payne serves as Vice President - Engineering and Chief Technology Officer of the Company. Mr. Payne joined the Company in 1991 and served as an engineering manager and then Director of Engineering until May 1995 when he became Vice President - Engineering and Chief Technology Officer. Prior to 1991, Mr. Payne served as Executive Manager of the Printed Circuit Facility of Intergraph Corporation.


Employees

As of May 31, 1997 the Company had a total of 1,572 employees, of which 1,348 were regular employees and 224 were temporary agency employees. None of the Company's employees are represented by a labor union. The Company has never experienced an employee-related work stoppage. The average length of service for the Company's regular employees is approximately 10 years. The Company believes its relationship with its employees is good. The Company also believes that the continued hiring and retention of engineers and management personnel is integral to the success of the Company.


ITEM 2. PROPERTIES.

The Company owns a 73-acre industrial land site located in Forest Grove, Oregon on which a 174,000-square-foot manufacturing facility, a 6,300-square-foot waste treatment facility and a new 62,500-square- foot administration and training facility are located. Pursuant to a trust deed granted by the Company to Tektronix, such site is subject to a mortgage securing the Company's obligation to repay $10 million pursuant to a note payable to Tektronix in connection with the Acquisition. See Note 1 of Notes to Financial Statements in Item 8. Additionally, during the fourth quarter of fiscal year 1995, the Company acquired a vacant 37,500-square-foot building approximately one mile from the Forest Grove manufacturing facility. This building was retrofitted to provide interim office space pending the completion of the new administration and training facility. During the third quarter of fiscal year 1997, approximately 15,000 square feet of this building was converted to provide additional manufacturing capacity.

In connection with the acquisition of the Loveland operation in October 1995, the Company entered into a five year lease with HP for 120,000 square feet of manufacturing space housing the acquired operations. In connection with the acquisition of the Soladyne operation from Rogers Corporation in December 1995, the Company assumed a lease for the 37,000-square-foot manufacturing facility housing the acquired operations. The lease has four years remaining. See Note 14 of the Notes to Financial Statements in Item 8.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the Nasdaq National Market System under the symbol MERX. The range of the high and low prices for the Company's Common Stock as reported on the Nasdaq National Market System for the eight most recent fiscal quarters was as follows:

                                           High        Low
            Fiscal year 1997:
                Quarter 4               $ 18.88    $ 13.00
                Quarter 3                 20.13      15.25
                Quarter 2                 22.38      13.75
                Quarter 1                 31.50      16.25

            Fiscal year 1996:
                Quarter 4               $ 39.13    $ 30.25
                Quarter 3                 38.00      27.00
                Quarter 2                 38.75      29.00
                Quarter 1                 34.75      23.50

As of July 11, 1997 there were 146 shareholders of record and approximately 4,700 beneficial shareholders.

The Company has never declared any cash dividends. The Company currently intends to retain all future earnings, if any, for use in the Company's business and, accordingly, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA.

Financial information for fiscal years 1994 and 1993 relates to the Circuit Board Division of Tektronix, and is not necessarily indicative of the results that would have occurred had the Division operated as a separate entity for the fiscal years presented.

                                                  1997        1996        1995     1994(2)     1993(2)
                                                  ----        ----        ----     -------     -------
                                                       (In thousands, except per share data)
        Statement of Income Data:
        Net sales                             $156,184    $155,634    $101,448     $78,442     $70,340
        Net income                                 321      12,793      10,564       6,791       5,146
        Primary earnings per share (1)           $0.05       $1.98       $1.67       $1.12       $ .85

        Balance Sheet Data:
        Working capital                        $45,586     $34,841     $34,201     $28,215    $  4,213
        Total assets                           130,449     111,170      69,597      52,254      24,487
        Long-term debt                          42,390      26,670       6,427       8,073         240
        Shareholders' equity                   $67,416     $66,353     $52,319     $38,093     $16,271


     (1) Primary earnings per share for fiscal years 1994 and 1993 are pro forma based on the initial 6,055 shares outstanding following the Acquisition.

     (2) See Note 1 of the Notes to Financial Statements in Item 8 of this
     Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Acquisitions (In thousands)

On October 31, 1995, the Company acquired certain assets of Hewlett-Packard Company's (HP) Loveland, Colorado printed circuit board manufacturing facility for a total purchase price of approximately $26,868. See Note 3 of the Notes to Financial Statements in Item 8 of this Report. Of the purchase price paid in cash, $20 million was borrowed on the Company's unsecured bank line of credit, which was subsequently repaid from the proceeds of the Company's $40 million private placement of senior unsecured notes in September 1996. See Note 7 of the Notes to Financial Statements in Item 8 of this Report. The Company's primary purpose in acquiring this operation was to add manufacturing capacity and create a second manufacturing operation for products produced for its current customers. In connection with this transaction, the Company and HP entered into a two year supply agreement under which HP agreed to purchase, at market prices, at least $35 million of product in the first year and at least $25 million in the second year.

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

The acquisitions were accounted for as purchase transactions and, accordingly, the results of the Loveland and Soladyne operations are included in the financial statements since the effective dates of the transactions.

In December 1996, the Company entered into a four year supply agreement with Amkor Electronics, Inc. (Amkor) under which the Company will manufacture laminate-based substrates for chip carrier products. In connection with this agreement, the Company purchased certain assets, including manufacturing equipment, and licensed process know-how from Amkor. The Company anticipates that volume shipments under the supply agreement with Amkor will commence in fiscal year 1998.

Results of Operations (In thousands)

Results of operations information in dollars and as a percentage of net sales are as follows:

                                                                              Percentage of Net Sales
                                                                          -------------------------------
                                      1997        1996        1995        1997          1996         1995
                                      ----        ----        ----        ----          ----         ----
Net sales                         $156,184    $155,634    $101,448       100.0%        100.0%       100.0%
Cost of sales                      134,328     118,234      72,380        86.0%         76.0%        71.3%
                                  --------    --------    --------       ------        ------       ------
Gross profit                        21,856      37,400      29,068        14.0%         24.0%        28.7%
Operating expenses:
  Engineering                        6,013       5,019       3,523         3.9%          3.2%         3.5%
  Selling, general and
    administrative                  13,822      11,399       8,726         8.8%          7.3%         8.6%
                                  --------    --------    --------       ------        ------       ------
  Total operating expenses          19,835      16,418      12,249        12.7%        10.5%         12.1%
                                  --------    --------    --------       ------        ------       ------
Operating income                     2,021      20,982      16,819         1.3%         13.4%        16.6%
Interest income                      1,380         950       1,005         0.9%          0.6%         1.0%
Interest expense                     3,247       1,333         721         2.1%          0.8%         0.7%
Other income (expense), net            137        (260)        (65)        0.1%         (0.2)%       (0.1)%
                                  --------    --------    --------       ------        ------       ------
Income before taxes                    291      20,339      17,038         0.2%         13.0%        16.8%
Income tax (expense) benefit            30      (7,546)     (6,474)          -          (4.8)%       (6.4)%
                                  --------    --------    --------       ------        ------       ------
Net income                        $    321    $ 12,793    $ 10,564         0.2%          8.2%        10.4%
                                  ========    ========    ========       ======        ======       ======


Sales by product lines, market segments and largest customers in dollars and as a percent of net sales are as follows:

                                                                              Percentage of Net Sales
                                                                          -------------------------------
                                      1997        1996        1995        1997          1996         1995
                                      ----        ----        ----        ----          ----         ----
Product Lines
   Rigid                          $117,395    $114,530    $ 73,144        75.2%        73.6%         72.1%
   High Performance                 36,407      36,750      25,571        23.3%        23.6%         25.2%
   Flexible                       --------    --------    --------       ------        ------       ------
                                     2,382       4,354       2,733         1.5%         2.8%          2.7%
                                  --------    --------    --------       ------        ------       ------
     Total                        $156,184    $155,634    $101,448       100.0%        100.0%       100.0%
                                  ========    ========    ========       ======        ======       ======
Market Segments
   Computers                      $ 42,998    $ 33,206    $ 19,261        27.5%         21.3%        19.0%
   Communications                   32,406      43,798      40,058        20.7%         28.2%        39.5%
   Test and Instruments             54,263      55,828      35,103        34.8%         35.9%        34.6%
   Contract Manufacturing           23,134      20,606       6,793        14.8%         13.2%         6.7%
   Other                          --------    --------    --------       ------        ------       ------
                                     3,383       2,196         233         2.2%          1.4%         0.2%
                                  --------    --------    --------       ------        ------       ------
     Total                        $156,184    $155,634    $101,448       100.0%        100.0%       100.0%
                                  ========    ========    ========       ======        ======       ======
Largest Customers
   Hewlett-Packard Company        $ 39,693    $ 29,100    $      -        25.4%         18.7%            -
   Tektronix, Inc.                  28,766      32,010      31,577        18.4%         20.6%        31.1%
   Motorola, Inc.                   20,321      30,427      23,170        13.0%         19.5%        22.8%
   Teradyne, Inc.                   13,885      16,389      11,497         8.9%         10.5%        11.4%
   Storage Technology Corp.         12,341       9,491       9,899         7.9%          6.1%         9.8%
   Other                            41,178      38,217      25,305        26.4%         24.6%        24.9%
                                  --------    --------    --------       ------        ------       ------
     Total                        $156,184    $155,634    $101,448       100.0%        100.0%       100.0%
                                  ========    ========    ========       ======        ======       ======

The Company's five largest customers comprised 73.6%, 75.4% and 75.1% of net sales for fiscal years 1997, 1996 and 1995, respectively. One of the Company's principal short-term objectives is to diversify its customer base in order to grow sales and reduce the risks associated with a concentration of sales to a relatively small number of customers. The Company is taking actions to increase sales by broadening its customer base, and expects that a small number of customers will continue to account for a substantial majority of its sales until efforts to broaden its customer base are successful. There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, that the mix or volume of products purchased will be in the same ratio or that actions to broaden its customer base and increase sales to new and existing customers will be successful. The loss of one or more principal customers, or a change in the mix of product sales, could have a material adverse effect on the Company's business, financial condition and results of operations.

Comparison of Fiscal Years 1997 and 1996  (In thousands)

Fiscal Year. The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 1997 was a 53-week year and fiscal years 1996 and 1995 were 52-week years.

Net Sales. The Company is engaged in the single business segment of producing custom, complex, technologically advanced electronic interconnect products to customer specifications. The Company classifies its printed circuits, principally based on the type of production materials used, as rigid, high performance and flexible printed circuit boards. There were no production sales of chip carrier products during fiscal year 1997.

Net sales for fiscal year 1997 of $156,184 were relatively flat with net sales of $155,634 in fiscal 1996, due principally to a decrease in sales to certain of the Company's significant customers, largely offset by an increase in sales to HP resulting from a full year of operations at the Loveland site (see above table). Sales to Motorola, Inc. (Motorola) decreased due to a transition to a new generation of its cellular base station products. Motorola is consuming its existing inventory of these older products, which have been a significant part of the Company's sales to Motorola. The Company has begun production of the next generation of Motorola's products, but expects that future sales of these products will have lower margins. Sales to Teradyne, Inc. (Teradyne) decreased in fiscal 1997 due to a decline in Teradyne's sales to its customers as a result of a softening in the semiconductor industry earlier in the year.

In addition, the Company experienced overall changes in product mix, which caused average selling prices to decline from the prior year.

Gross Margins. The Company's gross margin was 14.0% in fiscal year 1997, compared with 24.0% in fiscal year 1996. The Company's gross margin can be affected by various factors, including sales volumes, product mix, production yields, price changes and changes in the Company's cost structure. High performance products are generally more complex and carry higher margins than the Company's rigid products. Gross margins in fiscal year 1997 declined principally due to flat sales combined with a higher level of fixed costs. A significant portion of the Company's manufacturing costs are relatively fixed, and these costs were higher in fiscal year 1997 principally as a result of the acquisitions of the Loveland and Soladyne sites in the middle of fiscal year 1996.

The level and mix of sales were the major factors in determining the Company's 1997 gross margin. The product mix in fiscal year 1997 included a greater proportion of lower priced, lower margin products than in fiscal year 1996. The Company is working to increase the level of sales and to enhance its product mix by targeting higher complexity products which have higher gross margins in order to improve profitability. However, there can be no assurance that these efforts will be successful or result in an increase in gross margins.

Engineering. Engineering expenses were $6,013 and $5,019 in fiscal years 1997 and 1996, respectively, and were 3.9% and 3.2% of net sales, respectively, each year. Engineering expenses have increased due to additional engineering staff as a result of the acquisitions of the Loveland and Soladyne operations in fiscal year 1996.

Selling, General and Administrative. Selling, general and administrative expenses were $13,822 and $11,399 in fiscal years 1997 and 1996, respectively, and were 8.8% and 7.3% of net sales, respectively. The increase over the prior year was due principally to costs associated with increased selling efforts. The Company is continuing to invest in expanded selling activity, including the restructuring and relocation of its sales force. However, there can be no assurance these efforts will result in increased sales or profits.

Interest Income. The increase in interest income from the prior year is due principally to higher balances of cash and investments for a majority of the year, primarily as a result of the proceeds from $40,000 of senior notes issued in September 1996.

Interest Expense. Interest expense was $3,247 and $1,333 in fiscal years 1997 and 1996, respectively. The increase from the prior year is due to the issuance of $40,000 in senior notes in September 1996.

Income Taxes. The Company's effective tax rate of (10)% in fiscal year 1997 is lower than the effective tax rate of 37% in 1996, due to lower pretax income in fiscal year 1997 and higher tax exempt interest income in relation to pretax income. The Company expects its effective tax rate to be approximately 38% in fiscal year 1998.

Comparison of Fiscal Years 1996 and 1995  (In thousands)

Net Sales. Net sales for fiscal year 1996 were $155,634 representing a 53.4% increase over prior year net sales of $101,448. The overall increase in net sales resulted principally from the acquisition of the Loveland and Soladyne operations, from increased sales of high performance products which increased by $11,179, or 44% as compared to sales of high performance products in 1995, and from capacity and productivity increases to meet customer demand at the Forest Grove facility.

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

Liquidity and Capital Resources (In thousands)

Cash and short-term investments at May 31, 1997 were $25,097, compared to $19,358 at May 25, 1996. Working capital was $45,586 at May 31, 1997 compared to $34,841 at May 25, 1996.

In fiscal year 1997, the Company generated cash from operations of $7,371 and cash from financing activities of $15,715, and used cash of $18,740 in investing activities. During fiscal year 1997, $13,717 of the Company's investments matured and $15,110 of short-term investments, consisting of taxable and municipal debt securities, were purchased. The Company's policy is to hold such short-term investments to maturity.

During fiscal year 1997, the Company had capital expenditures of $17,769, including $1,502 for the expansion of manufacturing facilities and completion of the Company's new administration and training building in Forest Grove, and $16,267 for purchases of machinery and equipment. The Company had capital commitments of approximately $6.4 million at May 31, 1997, related to expansion of manufacturing capacity.

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

The Company has an unsecured $30 million bank line of credit against which it had no borrowings at May 31, 1997. Borrowings under this line of credit would bear interest at the agent's prime or alternative LIBOR based rates available at the time of borrowing rate (7.65% at May 31, 1997). The instrument matures on September 30, 1998.

The senior unsecured notes and the line of credit include certain financial covenants (such as minimum net worth, debt ratio, quick ratio and interest coverage requirements) and cross-default provisions. As of May 31, 1997, the Company was in compliance with all covenants.

The Company's future needs for financial resources include amounts to support investments for expansion of manufacturing capacity. The Company believes that its existing capital resources, including the proceeds from the $40 million private placement of debt and bank line of credit, and cash generated from operations will be sufficient to meet its working capital and capital expenditure requirements through fiscal year 1998.

Forward-Looking Information

Information contained in this Form 10-K regarding fiscal year 1998 and in the 1997 Annual Report to Shareholders regarding goals and expectations of the Company, including: anticipated customer demand, product shipments, sales and profitability; gross margins; estimated effective tax rate for fiscal year 1998; and Company goals with respect to revenue growth, customer diversification, changes in product mix, technology leadership, technology licenses, human resources and supply chain integration constitute forward-looking statements. Information contained in forward-looking statements is based on current expectations and is subject to change and may differ materially from actual results. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking information that involves a number of risks and uncertainties. Factors that could cause actual results to differ materially from the forward-looking information include, but are not limited to, the matters discussed in this Form 10-K as well as the following: customer demand, ability to attract new customers, business conditions and growth in the general economy and the interconnect industry; production delays; product mix; the highly competitive interconnect environment; cancellation or reduction of orders; effective utilization of existing and new manufacturing resources; customer acceptance of new technologies; environmental issues; pricing pressures by key customers; costs and yield issues associated with production; capacity constraints; availability of parts and supplies from third parties on a timely basis and at reasonable prices; ability to execute financing strategies; and other risks listed from time to time in the Company's Securities and Exchange Commission reports or otherwise disclosed by the Company. Any forward-looking statements should be considered in light of these factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                MERIX CORPORATION

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Merix Corporation:

We have audited the accompanying balance sheets of Merix Corporation as of May 31, 1997 and May 25, 1996 and the related statements of income, shareholders' equity, and cash flows for the years ended May 31, 1997, May 25, 1996, and May 27, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Merix Corporation as of May 31, 1997 and May 25, 1996, and the results of its operations and its cash flows for the years ended May 31, 1997, May 25, 1996, and May 27, 1995 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Portland, Oregon
June 20, 1997

                                MERIX CORPORATION
                                 BALANCE SHEETS
                                 (In thousands)
                                                                                      May 31
                                                                              1997               1996
                                                                          --------------    --------------
ASSETS
Current assets:
    Cash and cash equivalents (Note 2)                                       $  16,537         $  12,191
    Short-term investments (Notes 2 and 4)                                       8,560             7,167
    Accounts receivable, net of allowance of  $322                              21,066            21,401
         and $78, respectively (Note 4)
    Accounts receivable - affiliates (Note 13)                                   3,091             3,138
    Inventories (Notes 2 and 5)                                                  8,642             6,435
    Income tax refund receivable (Note 10)                                       2,308                 -
    Deferred tax asset (Note 10)                                                 1,410               794
    Other current assets                                                         1,817               589
                                                                          --------------    --------------
    Total current assets                                                        63,431            51,715

Property, plant and equipment, net (Notes 2 and 6)                              63,398            55,576

Deferred tax asset (Note 10)                                                         -             1,489
Goodwill, net of accumulated amortization of $265 and $96
   (Notes 2 and 3)                                                               2,292             2,390
Other assets                                                                     1,328                 -
                                                                          --------------    --------------
Total assets                                                                 $ 130,449         $ 111,170
                                                                          ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $  10,011          $  7,456
    Accrued compensation                                                         3,084             4,502
    Current portion of long-term debt (Note 7)                                   2,260             1,931
    Income taxes payable (Note  10)                                                  -                67
    Other accrued liabilities                                                    2,490             2,918
                                                                          --------------    --------------
    Total current liabilities                                                   17,845            16,874

Long-term debt  (Note 7)                                                        42,390            26,670
Deferred tax liability (Note 10)                                                 1,525                 -
Other liabilities                                                                1,273             1,273
                                                                          --------------    --------------
    Total liabilities                                                           63,033            44,817
                                                                          --------------    --------------

Commitments and contingencies (Note 14)                                              -                 -
Shareholders' equity (Notes 8 and 9):

    Preferred stock, no par value; authorized 10,000 shares;
          none issued                                                                -                 -

    Common stock, no par value; authorized 50,000 shares; issued
          and outstanding 1997: 6,167 shares, 1996: 6,133                       44,360            43,733
    shares

    Unearned compensation                                                         (622)             (737)
    Retained earnings                                                           23,678            23,357
                                                                          --------------    --------------
    Total shareholders' equity                                                  67,416            66,353
                                                                          ==============    ==============
Total liabilities and shareholders' equity                                   $ 130,449        $  111,170
                                                                          ==============    ==============

               See the accompanying Notes to Financial Statements.

                                MERIX CORPORATION
                              STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                          Years ended May 31
                                                                  1997            1996           1995
                                                              -------------   -------------  -------------
Net sales (Notes 2, 12 and 13)                                  $ 156,184       $ 155,634      $ 101,448
Cost of sales                                                     134,328         118,234         72,380
                                                              -------------   -------------  -------------

Gross profit                                                       21,856          37,400         29,068
                                                              -------------   -------------  -------------

Operating expenses:
  Engineering                                                       6,013           5,019          3,523
  Selling, general and administrative                              13,822          11,399          8,726
                                                              -------------   -------------  -------------

  Total operating expenses                                         19,835          16,418         12,249
                                                              -------------   -------------  -------------

Operating income                                                    2,021          20,982         16,819
Interest income                                                     1,380             950          1,005
Interest expense                                                    3,247           1,333            721
Other income (expense), net                                           137            (260)           (65)
                                                              -------------  --------------  -------------

Income before taxes                                                   291          20,339         17,038
Income tax (expense) benefit (Note 10)                                 30          (7,546)        (6,474)
                                                              -------------   -------------  -------------

Net income                                                    $       321      $   12,793     $   10,564
                                                              =============   =============  =============



Earnings per share                                                  $0.05          $ 1.98        $  1.67
                                                              =============   =============  =============

Weighted average shares of common stock and common
stock equivalents outstanding                                       6,260           6,449          6,340
                                                              =============   =============  =============


               See the accompanying Notes to Financial Statements.

                                MERIX CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                            Common Stock           Unearned         Retained
                                        Shares        Amount     Compensation       Earnings        Total
                                       ---------    ----------  ---------------  --------------  ------------
Balance at June 1, 1994 after the
   reorganization of entities under
   common control (Note 1)               6,055       $38,588       $   (495)                       $38,093
Net income                                                                           $10,564        10,564
Purchase price adjustment (Note 10)                    3,279                                         3,279
Exercise of stock options                   10            90                                            90
Tax benefit related to stock-based
   compensation                                           72                                            72
Restricted stock awards                     10           233           (233)                             -
Amortization of unearned
   compensation                                                         221                            221
                                       ---------    ----------  ---------------  --------------  ------------
Balance at May 31, 1995                  6,075        42,262           (507)          10,564        52,319
Net income                                                                            12,793        12,793
Exercise of stock options                   40           429                                           429
Tax benefit related to stock-based
   compensation                                          445                                           445
Restricted stock awards                     18           597           (597)                             -
Amortization of unearned
   compensation                                                         367                            367
                                       ---------    ----------  ---------------  --------------  ------------
Balance at May 31, 1996                  6,133        43,733           (737)          23,357        66,353
Net income                                                                               321           321
Exercise of stock options                   35           316                                           316
Tax benefit related to stock-based
   compensation                                          261                                           261
Restricted stock awards                     19           364           (364)                             -
Amortization of unearned
   compensation                                                         434                            434
Shares surrendered/canceled                (20)         (314)            45                           (269)
                                       ---------    ----------  ---------------  --------------  ------------
Balance at May 31, 1997                   6,167       $44,360         $  (622)         $23,678       $67,416
                                       =========    ==========  ===============  ==============  ============


               See the accompanying Notes to Financial Statements.

                                MERIX CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                           Years ended May 31
                                                                    1997         1996          1995
                                                                    ----         ----          ----
Cash flows from operating activities:
    Net income                                                   $   321     $ 12,793      $ 10,564
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                              8,762        5,643         2,930
        Deferred income taxes                                      2,398        2,397           570
        Amortization of unearned compensation                        434          367           221
        Other                                                        (85)           3             -
        Changes in assets and liabilities (exclusive of
           effects of purchase of Loveland and
           Soladyne assets):
          Accounts receivable                                        382      (11,765)       (1,028)
          Inventories                                             (2,207)         303           582
          Income tax refund receivable                            (2,048)           -             -
          Other current assets                                    (1,228)         692          (913)
          Accounts payable                                         2,555        3,183         1,207
          Accrued compensation                                    (1,418)       1,331         3,171
          Income taxes payable                                       (67)         353           231
          Other accrued  liabilities                                (428)       1,583           480
                                                                 -------     --------      --------
    Net cash provided by operating activities                      7,371       16,883        18,015
                                                                 -------     --------      --------

Cash flows from investing activities:
    Purchase of Loveland and Soladyne assets                           -      (28,720)            -
    Capital expenditures                                         (17,769)     (16,111)       (6,875)
    Short-term investments:
         Purchases                                               (15,110)     (14,000)      (21,900)
         Maturities                                               13,717       19,417         9,316
    Proceeds from sale of assets                                     422           91            60
                                                                 -------     --------      --------

    Net cash used in investing activities                        (18,740)     (39,323)      (19,399)
                                                                 -------     --------      --------
Cash flows from financing activities:
 Long-term borrowings:
           Proceeds                                               40,000       20,000             -
           Principal payments                                    (23,951)        (105)       (1,900)
Exercise of stock options                                             91          429            90
Deferred financing costs                                            (382)           -             -
Reacquired common stock                                              (43)           -             -
                                                                 -------     --------      --------
    Net cash provided by (used in) financing activities           15,715       20,324        (1,810)
                                                                 -------     --------      --------

Increase (decrease) in cash and cash equivalents                   4,346       (2,116)       (3,194)

 Cash and cash equivalents at beginning of year                   12,191       14,307        17,501
                                                                 -------     --------      --------

    Cash and cash equivalents at end of year                     $16,537     $ 12,191      $ 14,307
                                                                 =======     ========      ========
Supplemental Disclosures:
    Cash paid for:
        Interest                                                 $ 3,205     $    697      $    721
        Taxes                                                          -        4,799         5,670
    Noncash transactions:
        Assets acquired by recognition of lease
          renovation liability                                         -        1,273             -
        Software license acquired through financing agreement          -          367             -
        Tax benefit related to stock-based compensation              261          445            72
        Purchase price adjustment (Note 10)                            -            -         3,279
     Surrender of unvested shares of restricted stock                 45            -             -
     Receipt of common stock for exercise of stock options           225            -             -


               See the accompanying Notes to Financial Statements.

                                MERIX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


Note 1.  ORGANIZATION AND ACQUISITION

Merix Corporation, an Oregon corporation, was formed in March 1994 to succeed to the business conducted by the Circuit Board Division (the Division) of Tektronix, Inc. (Tektronix), which had been in the electronic interconnect manufacturing business for over 30 years. On June 1, 1994, Merix acquired the assets and assumed certain liabilities (the Acquisition) of the Division in connection with the initial public offering of its common stock, and began to operate as an independent corporation.


Note 2.  ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 1997 was a 53-week year ended May 31, and fiscal years 1996 and 1995 were 52-week years ended May 25 and May 27, respectively. For convenience, these periods have been presented in these financial statements as ended May 31.

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

Balance Sheet Financial Instruments: Fair Values

The carrying amounts reported in the balance sheet for investments, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt approximates its fair value because the related interest rates are comparable to rates currently available to the Company for debt with similar terms and maturities.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid investments with maturities of three months or less when purchased.

Investments

The Company classifies securities at acquisition into one of three categories: held to maturity, available for sale, or trading. At May 31, 1997 and 1996, all of the Company's investments, consisting of taxable and municipal debt securities, with original maturities of more than 90 days are classified as held to maturity and are valued at amortized cost.

Inventories

Inventories are valued at the lower of cost or market and include materials, labor and manufacturing overhead. Cost is determined on the first-in, first-out
(FIFO) basis.

Property and Depreciation

Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is calculated based on the estimated useful lives of depreciable assets as follows: 40 years for buildings, 10 to 20 years for grounds, 3 to 7 years for machinery and equipment, and is provided using the straight line method.

Goodwill

The cost of goodwill is amortized on a straight-line basis over the estimated period benefited of 15 years. Goodwill amortization for fiscal years 1997, 1996 and 1995 was $169, $96 and zero, respectively.

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

Earnings per Share

Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalent shares are computed using common stock options and the treasury stock method.

Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented.

Following is the pro forma effect of adoption of SFAS 128 on the Company's earnings per share for the years ended May 31, 1997, 1996 and 1995:

                                                 Years Ended May 31
                                            1997           1996           1995
                                     -----------    -----------     ----------
Primary EPS as reported                   $ 0.05         $ 1.98        $  1.67
Effect of SFAS 128                          0.00           0.09           0.07
                                     ===========    ===========     ==========
Basic EPS as restated                     $ 0.05         $ 2.07         $ 1.74
                                     ===========    ===========     ==========

Fully diluted EPS                         $ 0.05         $ 1.98         $ 1.64
Effect of SFAS 128                          0.00           0.00           0.03
                                     ===========    ===========     ==========
Diluted EPS as restated                   $ 0.05         $ 1.98        $  1.67
                                     ===========    ===========     ==========

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes requirements for disclosure of comprehensive income and is effective for the Company's fiscal year ending May 1999. Reclassification of earlier financial statements for comparative purposes is required.

Reclassifications

Reclassifications of certain prior period balances have been made to conform with the current method of presentation.


Note 3.  ACQUISITIONS

On October 31, 1995, the Company acquired certain assets of Hewlett-Packard Company's (HP) Loveland, Colorado printed circuit fabrication operation for a total purchase price of approximately $26,868. Of this amount, $23,600 was paid to HP for the purchase of fixed assets and inventory, $427 was assumed as a liability for the purchase of manufacturing equipment, $1,813 was paid to others for costs related to the transaction, and $1,028 was accrued as a long-term liability for the estimated cost of the Company's contractual obligation to renovate leased manufacturing facilities in Loveland at the conclusion of the lease term. The fair value of assets acquired consisted of $1,955 for inventory and supplies, $22,427 for fixed assets, principally manufacturing equipment, and $2,486 for goodwill. Of the purchase price paid in cash, $20 million was borrowed on the Company's unsecured bank line of credit, which was subsequently repaid from the proceeds of the Company's $40 million private placement of senior unsecured notes in September 1996. See Note 7.

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

On December 31, 1995, the Company acquired certain assets of the Soladyne printed circuit fabrication operation, consisting principally of inventory and manufacturing equipment, from Rogers Corporation, one of the Company's suppliers of high performance material. Soladyne is located in San Diego, California. The purchase price was not material to the financial position of the Company. In connection with the acquisition, the Company assumed the existing lease for the Soladyne facility with four years remaining. Monthly payments under the lease are $24, with an annual rate increase of 3-5% each year over the life of the lease. See Note 14.

The acquisitions were accounted for as purchase transactions and, accordingly, the results of the Loveland and Soladyne operations are included in the financial statements since the effective dates of the transactions.

Note 4.  CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable and investments. Five customers represented 22%, 14%, 13%, 12% and 9%, respectively, of the accounts receivable balance at May 31, 1997. The risk in trade accounts receivable is limited due to the creditworthiness of companies comprising the Company's customer base and their dispersion across many different sectors of the electronics industry and geographies. The Company has not had significant losses related to its accounts receivable in the past. The risk in investments is limited due to the creditworthiness of investees comprising the portfolio, the diversity of the portfolio and relative low risk of municipal securities. At May 31, 1997, the Company does not believe it had any significant credit risks.

Note 5.  INVENTORIES

                                                                             May 31
                                                                      1997          1996
                                                                    ----------   -----------
Raw materials                                                         $ 2,506       $ 2,254
Work in process                                                         4,790         3,104
Finished goods                                                          1,346         1,077
                                                                    ----------   -----------

    Total                                                             $ 8,642       $ 6,435
                                                                    ==========   ===========


Note 6.   PROPERTY, PLANT AND EQUIPMENT

                                                                              May 31
                                                                       1997           1996
                                                                    ------------   ------------
Land                                                                  $   2,190      $   2,190
Buildings and grounds                                                    23,618         16,345
Machinery and equipment                                                  90,219         77,196
Construction in progress                                                     -           6,000
                                                                    ------------   ------------

    Total                                                               116,027        101,731
Accumulated depreciation                                                (52,629)       (46,155)
                                                                    ------------   ------------
      Property, plant and equipment, net                               $ 63,398       $ 55,576
                                                                    ============   ============


Note 7.   LONG-TERM DEBT

                                                                                May 31
                                                                         1997          1996
                                                                      -----------   ------------
Senior unsecured notes, principal payable in five
  equal annual installments commencing
  September 15, 1999, with interest at 7.92%
  payable on a semi-annual basis                                       $ 40,000
Note payable to Tektronix, payable in five annual
  installments including interest at 7.5%,
  secured by a Trust Deed                                                 4,437       $   8,267
Bank line of credit, interest only payable monthly                            -          20,000
Other                                                                       213             334
                                                                      -----------   ------------
    Total                                                                44,650          28,601
    Less current portion                                                 (2,260)         (1,931)
                                                                      -----------   ------------

    Long-term debt                                                     $ 42,390       $  26,670
                                                                      ===========   ============

The Company has an unsecured $30 million bank line of credit against which it had no borrowings at May 31, 1997. Borrowings under this line of credit would bear interest at prime or other LIBOR based rates available at the time of borrowing (7.65% at May 31, 1997). The instrument matures on September 30, 1998. The senior unsecured notes and the line of credit include certain financial covenants (such as minimum net worth, debt ratio, quick ratio and interest coverage requirements) and cross-default provisions. As of May 31, 1997, the Company was in compliance with all covenants.

Future principal payments for long-term debt are as follows: 1998, $2,260; 1999, $2,390; 2000, $8,000; 2001, $8,000 and 2002, $8,000.


Note 8.   STOCK-BASED COMPENSATION  PLAN

In March 1994, the Company adopted the 1994 Stock Incentive Plan (the 1994 Plan) for employees, consultants and directors of the Company. The 1994 Plan, as amended, covers 1,500,000 shares of common stock and permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock and cash bonus rights, restricted stock awards and performance based awards to employees, independent contractors and consultants. A committee of the Board of Directors has the authority to determine non-qualified stock option prices. To date, all options have been granted at the fair market value of the stock at the date of grant. The options vest ratably over a four-year period beginning on the first anniversary of their issuance with a maximum term of 10 years. The 1994 Plan provides for automatic option grants to directors not affiliated with Merix or Tektronix of 20,000 shares at the time first elected to the board and 5,000 shares annually thereafter. The options generally become exercisable ratably over a four-year period beginning one year after the date of grant and expire ten years after the date of grant.

A summary of non-qualified stock option activity is as follows:

                                                                        Weighted
                                                         Number          Average
                                                           of             Price
                                                         Shares         Per Share
                                                     ------------      ------------
           Outstanding at May 31, 1994                   200,000         $ 9.00
              Granted                                    488,300          11.71
              Canceled                                   (34,450)          9.32
              Exercised                                  (10,000)          9.00
                                                     ------------      ------------
           Outstanding at May 31, 1995                   643,850          11.04
              Granted                                    310,700          32.41
              Canceled                                    (7,336)         17.52
              Exercised                                  (39,808)         10.79
                                                     ------------      ------------
           Outstanding at May 31, 1996                   907,406          18.33
              Granted                                    457,506          19.73
              Canceled                                  (284,041)         28.76
              Exercised                                  (34,939)          9.04
                                                     ------------      ------------
           Outstanding at May 31, 1997                 1,045,932         $16.42
                                                     ============      ============

           Options exercisable at May 31, 1997           339,276         $12.55
                                                     ============      ============

Restricted stock awards are subject to vesting and other terms as specified at the time of issuance by a committee of the Board of Directors. Generally, restricted stock awards vest ratably over a three-year period beginning on the first anniversary of their issuance. Unearned compensation expense is recognized ratably over the vesting period. The weighted average per share fair value of restricted stock awards issued was $18.79, $33.70 and $11.19 in fiscal years 1997, 1996 and 1995, respectively. A summary of restricted stock award activity is as follows:

                                                     Number
                                                       of               Value
                                                     Shares           Per Share
                                                 -------------    -----------------
           Unvested balance at May 31, 1994                 -            -
              Awarded                                  65,000       $9.00-$23.25
              Vested                                   (5,000)          9.00
                                                 -------------    -----------------
           Unvested balance at May 31, 1995            60,000         9.00-23.25
              Awarded                                  17,700        23.62-37.75
              Vested                                  (19,998)        9.00-23.25
                                                 -------------    -----------------
           Unvested balance at May 31, 1996            57,702         9.00-37.75
              Awarded                                  19,400       16.50-21.25
              Vested                                  (27,167)        9.00-37.75
              Canceled                                 (5,000)          9.00
                                                 =============    =================
           Unvested balance at May 31, 1997            44,935       $9.00-$37.75
                                                 =============    =================


During 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all stock options granted during 1997 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

                                               Years ended May 31
                                          1997                    1996
                                     ----------------      -----------------

Risk-free interest rate                6.48-5.77%             5.23-6.40%
Expected dividend yield                    0%                     0%
Expected lives                        1.6-4.6 years         1.6-4.6 years
Expected volatility                        59%                   59%

Using the Black-Scholes methodology, the total value of stock options granted during 1997 and 1996 was $3,330 and $4,402, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value of options granted during 1997 and 1996 was $7.30 per share and $14.12 per share, respectively.

If the Company had accounted for its 1994 Plan in accordance with SFAS 123, the Company's net income and earnings per share would approximate the pro forma disclosures below:

                                                          Years ended May 31
                                                1997                             1996
                                     ---------------------------     -----------------------------
                                      As Reported      Pro Forma      As Reported        Pro Forma
                                     ------------    -----------     ------------     ------------
Net income (loss)                    $        321    $     (866)     $     12,793     $     12,004
Earnings (loss) per share            $       0.05    $    (0.14)     $       1.98     $       1.86

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to June 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at May 31, 1997:

                           Options Outstanding                                      Options Exercisable
---------------------------------------------------------------------------    -------------------------------
                                            Weighted
                                             Average            Weighted                            Weighted
    Range of                                Remaining            Average         Number of          Average
    Exercise              Number           Contractual          Exercise           Shares           Exercise
     Prices            Outstanding         Life (years)           Price          Exercisable          Price
----------------    -----------------    ----------------     -------------    --------------     ------------
   $       9.00          423,945              6.92              $   9.00         263,445            $  9.00
     9.25-19.00          242,111              9.23                 18.31          11,292              14.70
    19.25-23.25          273,982              6.35                 20.72          33,676              23.25
    23.63-35.27          105,269              8.37                 30.62          30,613              30.36
          37.75              625              8.42                 37.75             250              37.75
----------------    -----------------    ----------------     -------------    --------------     ------------
   $ 9.00-37.75        1,045,932              7.45               $ 16.42         339,276            $ 12.55
================    =================    ================     =============    ==============     ============


Note 9.  SHAREHOLDER RIGHTS PLAN

On March 25, 1997, the Board of Directors adopted a Shareholder Rights Plan (the
Plan) designed to preserve and enhance shareholder value and the Company's ability to carry out its long-term business strategy. In connection with the adoption of the Plan, the Board of Directors declared a dividend distribution of one Right per share of common stock, payable to the shareholders of record on April 25, 1997. A Right enables the holder, under certain circumstances, to purchase either Series A Preferred or Common Stock of the Company. The Company may redeem the Rights for $0.001 per Right under certain circumstances. The Rights will expire in 2007. On March 25, 1997, the Board also reserved 500,000 shares of Series A Preferred Stock for purposes of the Plan.


Note 10.   INCOME TAXES

Income tax expense consists of federal and state income taxes. Deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities, using currently enacted tax rates.

The provision for (benefit from) income taxes consisted of the following:

                                                              Years ended May 31
                                                        1997         1996         1995
                                                        ----         ----         ----
     Current:
       Federal                                       $(2,428)     $ 4,443      $ 4,859
       State                                               -          706        1,045
                                                     -------      -------      -------
         Total current                                (2,428)       5,149        5,904
                                                     -------      -------      -------
     Deferred:
       Federal                                         2,357        1,939          518
       State                                              41          458           52
                                                     -------      -------      -------
         Total deferred                                2,398        2,397          570
                                                     -------      -------      -------
     Income taxes                                    $   (30)     $ 7,546      $ 6,474
                                                     =======      =======      =======

The principal differences between taxes on income computed at the federal statutory rate of 35% in fiscal years 1997, 1996 and 1995 and recorded income tax expense (benefit) were as follows:

                                                                  Years ended May 31
                                                             1997         1996         1995
                                                             ----         ----         ----
     Tax computed at statutory rate                       $   102      $ 7,118      $ 5,963
     State income taxes, net of federal benefit                 -          757          731
     Tax exempt interest                                     (182)        (280)        (273)
     Other, net                                                50          (49)          53
                                                          -------      -------      -------
     Income taxes                                         $   (30)     $ 7,546      $ 6,474
                                                          =======      =======      =======

Significant components of the Company's deferred tax asset and liability were as follows:

                                                             May 31
                                                        1997         1996
                                                        ----         ----
     Deferred tax assets:
         Current:
             Inventories                            $    553      $   499
             Vacation accrual                            427          275
             State loss carryforward                     370            -
             Other                                        60           20
                                                    --------      -------
                 Deferred tax asset                 $  1,410      $   794
                                                    ========      =======

         Long-term:
             Intangible basis difference            $      -      $   469
             Fixed asset basis difference                  -        1,020
                                                    --------      -------
                 Deferred tax asset                 $      -      $ 1,489
                                                    ========      =======
     Deferred tax asset (liability):
         Intangible basis difference                $   381       $     -
         Fixed asset basis difference                (2,050)            -
         Unearned compensation                          144             -
                                                    --------      -------
                 Deferred tax liability             $(1,525)      $     -
                                                    ========      =======

The Company finalized its tax basis purchase price allocation for the Acquisition at the end of fiscal year 1995, resulting in an increase in deferred tax assets and common stock of $3,279.

For financial reporting purposes the Acquisition was accounted for similar to a pooling of interests to reflect the reorganization of entities under common control. A deferred tax asset was recorded for the basis difference in fixed assets as a result of recording their bases at fair market value for tax purposes and at carrying value for financial reporting purposes. Since the date of the Acquisition, the basis difference has decreased and deferred tax liabilities have been recorded to reflect the use of accelerated depreciation for tax purposes. During fiscal year 1997, aggregate deferred tax liabilities for fixed assets exceeded the remaining balance of the original deferred tax asset.


Note 11.  BENEFIT PLAN

Effective June 1, 1994, the Company adopted a defined contribution plan, which meets the requirements of Section 401(k) of the Internal Revenue Code, for all regular employees. Under this plan, the Company contributes 50 cents for each dollar contributed by an employee up to 6% of the employee's base pay. During fiscal years 1997, 1996 and 1995, the Company's contribution expense was $1,094, $884 and $578, respectively.


Note 12.  SIGNIFICANT CUSTOMERS

Customers who individually represent 10% or more of net sales for the respective year are as follows:

                                                        Years ended May 31
                                                  1997       1996        1995
                                                  ----       ----        ----
         Hewlett-Packard Company                 25.4%      18.7%         *
         Tektronix, Inc.                         18.4       20.6       31.1%
         Motorola, Inc.                          13.0       19.5       22.8
         Teradyne, Inc.                             *       10.5       11.4


         *  Revenues were less than 10%.


Note 13.  RELATED PARTY TRANSACTIONS

Immediately prior to consummation of the Acquisition, Tektronix, through certain participating divisions and subsidiaries, entered into seven separate Supply Agreements with the Company. During the three-year term of the Supply Agreements, the participating divisions and subsidiaries agreed to purchase from the Company annually at least the lesser of 90% of their aggregate requirements for printed circuit boards, flexible circuits and related tooling and test fixtures or $28,500. The three year supply agreements with Tektronix expired on May 31, 1997. The Company and Tektronix have not entered into new supply agreements, although the Company is continuing to manufacture products for Tektronix.

Included in net sales for fiscal years 1997, 1996 and 1995 are product sales to Tektronix of $28,766, $32,010 and $31,577, respectively. Accounts receivable-affiliates at May 31, 1997 and 1996 consists of amounts receivable from Tektronix of $3,091 and $3,138, respectively.

In addition, the Company and Tektronix entered into Waste Management and Master Services Agreements covering certain environmental matters for a three-year term, which ended May 31, 1997. The Company and Tektronix extended the agreements with certain revisions which eliminate disposal arrangement services and reduce waste treatment services. The fiscal year 1997, 1996 and 1995 expense pursuant to the agreements was $291, $426 and $336, respectively.

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

Minimum rental payments under operating leases that have non-cancelable lease terms in excess of 12 months are as follows:

                                                 Minimum rental payments
           Years ended May 31                    under operating leases
           ------------------                    ----------------------
           1998                                           $ 2,386
           1999                                             2,380
           2000                                             2,380
           2001                                             1,110
                                                          =======
           Total minimum lease payments                   $ 8,256
                                                          =======

Rental expense under operating leases was $2,376, $1,333 and $12 in fiscal years 1997, 1996 and 1995, respectively.


Note 15.  QUARTERLY FINANCIAL DATA  (Unaudited)

Summary quarterly financial data is as follows:

                                                                    1997
                                                                    ----
                                                  1st Qtr     2nd Qtr    3rd Qtr     4th Qtr
                                                 --------    --------   --------    --------
      Net sales                                  $ 41,116    $ 35,841   $ 35,942    $ 43,285
      Gross profit                                  7,352       5,086      3,690       5,728
      Operating income (loss)                       2,270         223     (1,211)        739
      Net income (loss)                             1,256        (143)    (1,086)        294
      Earnings (loss) per share                      0.20       (0.02)     (0.18)       0.05

                                                                    1997
                                                                    ----
                                                  1st Qtr     2nd Qtr    3rd Qtr     4th Qtr
                                                 --------    --------   --------    --------
      Net sales                                  $ 27,713    $ 33,564   $ 46,896    $ 47,461
      Gross profit                                  7,392       8,277     10,810      10,921
      Operating income                              4,180       4,738      5,856       6,208
      Net income                                    2,708       2,911      3,518       3,655
      Earnings per share                             0.42        0.45       0.55        0.57

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No information is required to be reported under this item.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item regarding directors is included under "Election of Directors" in the Company's Proxy Statement for its 1997 annual meeting of shareholders. The information required by this item regarding executive officers is contained under "Executive Officers" in Item 1 of Part I hereof. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1997 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included under "Executive Compensation" and "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement for its 1997 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

The information required by this item is included under "Voting Securities and Principal Shareholders" and "Election of Directors" in the Company's Proxy Statement for its 1997 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1997 annual meeting of shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Index to Financial Statements.

      Merix Corporation                                           Page Reference
      -----------------                                           --------------
          Independent Auditors' Report                                  16
          Balance Sheets as of May 31, 1997 and May 25, 1996            17
          Statements of Income for fiscal years ended May 31, 1997,
             May 25, 1996 and May 27, 1995                              18
          Statements of Shareholders' Equity for fiscal years ended
             May 31, 1997, May 25, 1996 and May 27, 1995                19
          Statements of Cash Flows for fiscal years ended
             May 31, 1997, May 25, 1996 and May 27, 1995                20
          Notes to Financial Statements                                 21

(a)2. Financial Statement Schedules

All schedules have been omitted since they are either not required or the information is included in the financial statements included herewith.

(b) Reports on Form 8-K

A Current Report on Form 8-K, dated March 25, 1997, was filed reporting the adoption of a Shareholder Rights Agreement under Item 5.

(a)3. Index to Exhibits

      The following exhibits are filed with, or incorporated by reference into, this Annual Report on Form 10-K:

      3.1(1)    Articles of Incorporation of the Registrant (Exhibit 3.1)
      3.2       Bylaws of the Registrant, as amended
      4.1(1)    Article II of the Registrant's Articles of Incorporation
                (Exhibit 3.1)
      4.2(9)    Shareholder Rights Agreement dated March 25, 1997
     10.1(2)    Asset Transfer Agreement between Tektronix and Merix
                (including Note and Trust Deed and Assignment of Rents
                and Leases) (Exhibit 10.1)
     10.2(2)    Registration Rights Agreement between Merix and Tektronix
                (Exhibit 10.2)
     10.3(2)    Waste Management Agreement between Merix and Tektronix
                (Exhibit 10.3)
     10.4(2)    Services Agreement between Merix and Tektronix (Exhibit 10.4)
    +10.5(4)    Stock Incentive Plan of the Registrant, as amended
    +10.6(2)    Indemnity Agreement between Merix and Deborah A. Coleman as of April 4, 1994 (Exhibit 10.6)
    +10.7(2)    Indemnity Agreement between Merix and John P. Karalis as of
                April 4, 1994 (Exhibit 10.9)
    +10.8(2)    Indemnity Agreement between Merix and Carl W. Neun as of
                April 4, 1994 (Exhibit 10.10)
    +10.9(2)    Indemnity Agreement between Merix and Carlene M. Ellis as of
                May 24, 1994 (Exhibit 10.11)
    +10.10(2)   Indemnity Agreement between Merix and Charles M. Boesenberg as of May 24, 1994 (Exhibit 10.12)
    +10.11(2)   Indemnity Agreement between Merix and Dr. Koichi Nishimura as of May 24, 1994 (Exhibit 10.13)
    +10.12(3)   Indemnity Agreement between Merix and Terri L. Timberman
                as of May 25, 1994 (Exhibit 10.14)
    +10.13(3)   Indemnity Agreement between Merix and Joseph H. Howell as of
                January 30, 1995 (Exhibit 10.15)
    +10.14(6)   Indemnity Agreement between Merix and Samuel R. DeSimone, Jr.
                as of September 11, 1995 (Exhibit 10.15)
     10.15(1)   Form of Supply Agreement (Exhibit 10.7)
    +10.16      Amended Executive Severance Agreement between Merix and
                Deborah A. Coleman
    +10.17      Amended Executive Severance Agreement between Merix and
                Terri L. Timberman
    +10.18      Amended Executive Severance Agreement between Merix and
                Joseph H. Howell
    +10.19      Amended Executive Severance Agreement between Merix and
                Samuel R. DeSimone, Jr.
    +10.20      Executive Severance Agreement between Merix and Joseph Reichbach
    +10.21      Executive Severance Agreement between Merix and Charles W. Payne
    +10.22      Executive Severance Agreement between Merix and Mark H. Hynes
    10.23(8)    Loan Agreement with Bank of America dated October 31, 1996
                (Exhibit 10)
   t10.24(5)    Master Asset Purchase Agreement between Merix and
                Hewlett-Packard Company dated  October 10, 1995 (Exhibit 2)
    10.25(7)    Note Purchase Agreement dated September 10, 1996 (Exhibit 10.1)
    10.26       Amendment to Note Purchase Agreement dated May 28, 1997

    10.27 Notice of Assignment and Amendment No. 1 to Loan Agreement with Bank of America dated December 13, 1996
    10.28 Second Amendment to Loan Agreement with Bank of America dated February 27, 1997
    11.1        Computation of Earnings Per Share
    23.1        Independent Auditors' Consent
    27.1        Financial Data Schedule


                (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-77348.
                (2) Incorporated by reference to the Company's Form 10-K for the fiscal year ended May 28, 1994 (File No. 0-23818).
                (3) Incorporated by reference to the Company's Form 10-K for the fiscal year ended May 27, 1995 (File No. 0-23818).
                (4) Incorporated by reference to Appendix A of the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders (File No. 0-23818).
                (5) Incorporated by reference to the Company's Current Report on Form 8-K dated October 31, 1995 (File No. 0-23818).
                (6) Incorporated by reference to the Company's Form 10-K for the fiscal year ended May 25, 1996. (File No. 0-23818).
                (7) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 1996 (File No. 0-23818).
                (8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1996 (File No. 0-23818).
                (9) Incorporated by reference to the Company's Current Report on Form 8-K dated March 25, 1997. (File No. 0-23818).


                + This Exhibit constitutes a management contract or compensatory plan or arrangement.

                t Confidential treatment requested for portions of this Exhibit.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 4th day of August, 1997

                                       MERIX CORPORATION

                                       By: JOSEPH H. HOWELL
                                           -------------------------------------
                                           Joseph H. Howell,
                                           Senior Vice President and Chief
                                           Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 4, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

           Signature                                  Title
           ---------                                  -----

       DEBORAH A. COLEMAN              Chair, Chief Executive Officer and
----------------------------------     President
       Deborah A. Coleman              (Principal Executive Officer)

        JOSEPH H. HOWELL               Senior Vice President  and Chief
----------------------------------     Financial Officer
        Joseph H. Howell               (Principal Accounting and Financial
                                        Officer)

         JOHN P. KARALIS               Director
----------------------------------
         John P. Karalis

          CARL W. NEUN                 Director
----------------------------------
          Carl W. Neun

        CARLENE M. ELLIS               Director
----------------------------------
        Carlene M. Ellis

      CHARLES M. BOESENBERG            Director
----------------------------------
      Charles M. Boesenberg

      DR. KOICHI NISHIMURA             Director
----------------------------------
      Dr. Koichi Nishimura

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

   3.1(1)      Articles of Incorporation of the Registrant (Exhibit 3.1)
   3.2         Bylaws of the Registrant, as amended
   4.1(1)      Article II of the Registrant's Articles of Incorporation (Exhibit
               3.1)
   4.2(9)      Shareholder Rights Agreement dated March 25, 1997
   10.1(2)     Asset Transfer Agreement between Tektronix and Merix (including
               Note and Trust Deed and Assignment of Rents and Leases) (Exhibit
               10.1)
   10.2(2)     Registration Rights Agreement between Merix and Tektronix
               (Exhibit 10.2)
   10.3(2)     Waste Management Agreement between Merix and Tektronix (Exhibit
               10.3)
   10.4(2)     Services Agreement between Merix and Tektronix (Exhibit 10.4)
  +10.5(4)     Stock Incentive Plan of the Registrant, as amended
  +10.6(2)     Indemnity Agreement between Merix and Deborah A. Coleman as of
               April 4, 1994 (Exhibit 10.6)
  +10.7(2)     Indemnity Agreement between Merix and John P. Karalis as of April
               4, 1994 (Exhibit 10.9)
  +10.8(2)     Indemnity Agreement between Merix and Carl W. Neun as of April 4,
               1994 (Exhibit 10.10)
  +10.9(2)     Indemnity Agreement between Merix and Carlene M. Ellis as of May
               24, 1994 (Exhibit 10.11)
  +10.10(2)    Indemnity Agreement between Merix and Charles M. Boesenberg as of
               May 24, 1994 (Exhibit 10.12)
  +10.11(2)    Indemnity Agreement between Merix and Dr. Koichi Nishimura as of
               May 24, 1994 (Exhibit 10.13)
  +10.12(3)    Indemnity Agreement between Merix and Terri L. Timberman as of
               May 25, 1994 (Exhibit 10.14)
  +10.13(3)    Indemnity Agreement between Merix and Joseph H. Howell as of
               January 30, 1995 (Exhibit 10.15)
  +10.14(6)    Indemnity Agreement between Merix and Samuel R. DeSimone, Jr. as of September 11, 1995 (Exhibit 10.15)
   10.15(1)    Form of Supply Agreement (Exhibit 10.7)
  +10.16       Amended Executive Severance Agreement between Merix and Deborah
               A. Coleman
  +10.17       Amended Executive Severance Agreement between Merix and Terri L.
               Timberman
  +10.18       Amended Executive Severance Agreement between Merix and Joseph H.
               Howell
  +10.19       Amended Executive Severance Agreement between Merix and Samuel R.
               DeSimone, Jr.
  +10.20       Executive Severance Agreement between Merix and Joseph Reichbach
  +10.21       Executive Severance Agreement between Merix and Charles W. Payne
  +10.22       Executive Severance Agreement between Merix and Mark H. Hynes
   10.23(8)    Loan Agreement with Bank of America dated October 31, 1996
               (Exhibit 10)
  t10.24(5)    Master Asset Purchase Agreement between Merix and Hewlett-Packard
               Company dated October 10, 1995 (Exhibit 2)
   10.25(7)    Note Purchase Agreement dated September 10, 1996 (Exhibit 10.1)
   10.26       Amendment to Note Purchase Agreement dated May 28, 1997
   10.27       Notice of Assignment and Amendment No. 1 to Loan Agreement with
               Bank of America dated December 13, 1996
   10.28       Second Amendment to Loan Agreement with Bank of America dated
               February 27, 1997

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


     (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-77348.

     (2) Incorporated by reference to the Company's Form 10-K for the fiscal year ended May 28, 1994 (File No. 0-23818).

     (3) Incorporated by reference to the Company's Form 10-K for the fiscal year ended May 27, 1995 (File No. 0-23818).

     (4) Incorporated by reference to Appendix A of the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders (File No. 0-23818).

     (5) Incorporated by reference to the Company's Current Report on Form 8-K dated October 31, 1995 (File No. 0-23818).

     (6) Incorporated by reference to the Company's Form 10-K for the fiscal year ended May 25, 1996. (File No. 0-23818).

     (7) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 1996 (File No. 0-23818).

     (8) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 1996 (File No. 0-23818).

     (9) Incorporated by reference to the Company's Current Report on Form 8-K dated March 25, 1997. (File No. 0-23818).

     + This Exhibit constitutes a management contract or compensatory plan or arrangement.

     t    Confidential treatment requested for portions of this Exhibit.