Form 10-Q
period 1997-08-30
MERIX CORP
filed 1997-10-14
CIK 921365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 30, 1997

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the Registrant's Common Stock outstanding as of September 30, 1997 was 6,191,623 shares.

                                MERIX CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

Part I       Financial Information                                          Page


   Item 1.   Financial Statements:

             Condensed Balance Sheets as of August 30, 1997 and                2
                May 31, 1997

             Condensed Statements of Income for the three months ended         3
                August 30, 1997 and August 31, 1996

             Condensed Statements of Cash Flows for the three months ended     4
                August 30, 1997 and August 31, 1996


             Notes to Condensed Financial Statements                           5


   Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                          7



Part II      Other Information


   Item 6.   Exhibits and Reports on Form 8-K                                 10

             Signature                                                        11

                          PART I. FINANCIAL INFORMATION

                                MERIX CORPORATION
                            CONDENSED BALANCE SHEETS
                            (unaudited, in thousands)


                                                                     August 30,               May 31,
                                                                          1997                  1997
                                                                    ----------           -----------
        Assets

        Cash and short-term investments                             $   23,751           $    25,097
        Accounts receivable, net of $309 and $322                       25,018                24,157
        Inventories (Note 2)                                            10,506                 8,642
        Tax refund receivable                                            2,344                 2,308
        Deferred income taxes                                            1,711                 1,410
        Other current assets                                             1,631                 1,817
                                                                    ----------           -----------
          Total current assets                                          64,961                63,431

        Property, plant and equipment, net (Note 3)                     64,489                63,398
        Goodwill, net                                                    2,250                 2,292
        Other assets                                                     1,342                 1,328
                                                                    ----------           -----------
             Total assets                                           $  133,042           $   130,449
                                                                    ==========           ===========

        Liabilities and Shareholders' Equity

        Accounts payable                                            $    9,869           $    10,011
        Accrued compensation                                             4,070                 3,084
        Current portion of long-term debt                                2,260                 2,260
        Other accrued liabilities                                        3,411                 2,490
                                                                    ----------           -----------
          Total current liabilities                                     19,610                17,845

        Long-term debt                                                  42,359                42,390
        Deferred income taxes                                            1,840                 1,525
        Other liabilities                                                1,273                 1,273
                                                                    ----------           -----------
          Total liabilities                                             65,082                63,033

        Shareholders' equity                                            67,960                67,416
                                                                    ----------           -----------
            Total liabilities and shareholders' equity              $  133,042           $   130,449
                                                                    ==========           ===========


               The accompanying notes are an integral part of the
                        condensed financial statements.

                                MERIX CORPORATION
                         CONDENSED STATEMENTS OF INCOME
               (unaudited, in thousands, except per share amounts)


                                                                     Three Months Ended
                                                               -------------------------------
                                                                August 30,           August 31,
                                                                     1997                 1996
                                                               ----------           ----------
                Net sales                                      $   44,559           $   41,116
                Cost of sales                                      38,797               33,764
                                                               ----------           ----------
                Gross profit                                        5,762                7,352
                                                               ----------           ----------

                Engineering                                         1,531                1,650
                Selling, general and administrative                 3,340                3,432
                                                               ----------           ----------
                Total operating expense                             4,871                5,082
                                                               ----------           ----------

                Operating income                                      891                2,270
                Interest and other expense, net                       487                  244
                                                               ----------           ----------
                Income before taxes                                   404                2,026
                Income taxes                                          111                  770
                                                               ----------           ----------
                Net income                                     $      293           $    1,256
                                                               ==========           ==========


                Earnings per common and common
                  equivalent shares outstanding:               $     0.05           $     0.20
                                                               ==========           ==========

                Weighted average number of common and
                  common equivalent shares outstanding:            6,304                 6,320
                                                               =========            ==========


               The accompanying notes are an integral part of the
                         condensed financial statements.

                                MERIX CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                       Three Months Ended
                                                                   ----------------------------
                                                                    August 30,        August 31,
                                                                         1997              1996
                                                                   ----------        ----------
Cash flows from operating activities:
   Net income                                                      $      293        $    1,256
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                    2,443             2,034
       Deferred income taxes                                              144               668
       Amortization of unearned compensation                               75               108
       Other                                                              (77)              (11)
   Changes in assets and liabilities:
       Accounts receivable                                               (861)              285
       Inventories                                                     (1,864)              (20)
       Tax refund receivable                                              (36)                -
       Other current assets                                               186              (610)
       Accounts payable                                                  (142)            1,839
       Accrued compensation                                               986            (1,006)
       Other accrued liabilities                                          921              (648)
                                                                   ----------        ----------

Net cash provided by operating activities                               2,068             3,895
                                                                   ----------        ----------


Cash flows from investing activities:
   Capital expenditures                                                (3,543)           (5,727)
   Short-term investments:
       Purchases                                                       (7,500)           (7,196)
       Maturities                                                       5,018             3,160
   Proceeds from sale of assets                                            20                 7
                                                                   ----------        ----------
Net cash used in investing activities                                  (6,005)           (9,756)
                                                                   ----------        ----------


Cash flows from financing activities:
   Proceeds from exercise of stock options                                297                11
   Common stock surrendered in connection with
     restricted stock awards                                             (171)                -
   Principal payments on long-term debt                                   (31)           (1,870)
   Deferred financing costs                                                14                 -
                                                                   ----------        ----------
Net cash provided by (used in) financing activities                       109            (1,859)
                                                                   ----------        ----------

Decrease in cash and cash equivalents                                  (3,828)           (7,720)
Cash and cash equivalents at beginning of period                       16,537            12,191
                                                                   ----------        ----------
Cash and cash equivalents at end of period                             12,709             4,471
Short-term investments                                                 11,042            11,203
                                                                   ----------        ----------

Cash and short-term investments at end of period                   $   23,751        $   15,674
                                                                   ==========        ==========


Noncash transactions:
   Tax benefit related to stock-based compensation                 $      130        $      169
   Cash paid for interest                                                   -               956


               The accompanying notes are an integral part of the
                        condensed financial statements.

                                MERIX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended May 31, 1997.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended August 30, 1997 are not necessarily indicative of the results to be expected for the full year.


Note 2.  INVENTORIES

                                                         August 30,         May 31,
                                                              1997            1997
                                                       -----------     -----------
Raw materials                                          $     4,623     $     2,506
Work in process                                              4,459           4,790
Finished goods                                               1,424           1,346
                                                       -----------     -----------

    Total                                              $    10,506     $     8,642
                                                       ===========     ===========


Note 3.   PROPERTY, PLANT AND EQUIPMENT

                                                         August 30,         May 31,
                                                              1997            1997
                                                       -----------     -----------

Land                                                   $     2,190     $     2,190
Buildings and grounds                                       23,685          23,618
Machinery and equipment                                     93,576          90,219
                                                       -----------     -----------

Total                                                      119,451         116,027
Less accumulated depreciation                              (54,962)        (52,629)
                                                       -----------     -----------

Property, plant and equipment, net                     $    64,489     $    63,398
                                                       ===========     ===========

Note 4.  EARNINGS PER SHARE

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

Following is the pro forma effect of adoption of SFAS 128 on the Company's earnings per share for the three months ended August 30, 1997 and August 31, 1996:

                                                 Three Months Ended
                                            August 30,         August 31,
                                                 1997               1996
                                            ---------          ---------
     Primary EPS as reported                   $ 0.05             $ 0.20
     Effect of SFAS 128                          0.00               0.00
                                            ---------          ---------
     Basic EPS as restated                     $ 0.05             $ 0.20
                                            =========          =========

     Fully diluted EPS                         $ 0.05             $ 0.20
     Effect of SFAS 128                          0.00               0.00
                                            ---------          ---------
     Diluted EPS as restated                   $ 0.05             $ 0.20
                                            =========          =========


Note 5.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes requirements for disclosure of comprehensive income and is effective for the Company's fiscal year ending May 1999. Reclassification of earlier financial statements for comparative purposes is required.

In June 1997, the FASB issued Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131), which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about operating segments, and is effective for the Company's fiscal year ending May 1999. The Company has not yet completed its analysis of which operating segments it will report on.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)

This discussion and analysis is designed to be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Merix Corporation (the Company) Form 10-K for the fiscal year ended May 31, 1997.

Results of Operations

Fiscal year. The Company's fiscal year is the 52 or 53 week period ending the last Saturday in May. Fiscal year 1998 is a 52-week year and fiscal year 1997 was a 53-week year, with the extra week occurring in the first quarter.

Net Sales. Net sales for the first quarter of fiscal 1998 were $44,559, an increase of 8% over net sales of $41,116 in the first quarter of fiscal 1997. The increase in sales was due principally to increases in sales to Hewlett-Packard Company and Teradyne, Inc., partially offset by decreased sales to Motorola, Inc. The decrease in sales to Motorola, Inc. was principally due to a transition to a new generation of its cellular base station products, which have a lower selling price than the prior generation products.

The Company's 90 day backlog was approximately $40.4 million at August 30, 1997, compared to $26.4 million at May 31, 1997. A substantial portion of the Company's backlog is typically scheduled for delivery within 60 days. A certain portion of the Company's backlog is subject to cancellation or postponement without significant penalty. Accordingly, the Company's backlog is not necessarily indicative of future sales or earnings. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement.

The Company's five largest customers comprised 72% of net sales for the first quarters of fiscal 1998 and 1997. One of the Company's objectives is to diversify its customer base in order to grow sales and reduce the risks associated with a concentration of sales to a relatively small number of customers. The Company is taking actions to increase sales by broadening its customer base, but the success of these actions has been limited by a shortage of available capacity. While the Company increased its sales backlog at the end of the first quarter of fiscal 1998, manufacturing constraints have limited the capacity available to meet the production needs of both current and new customers. Orders from the Company's five largest customers comprised over 70 percent of the backlog at the end of the quarter. The Company is adding capacity to relieve the manufacturing constraints and increase output. These actions include addition of equipment in the constraint areas and expansion of manufacturing space. The Company expects that increasing capacity will permit it to accept volume production orders from new customers, but also expects that a small number of customers will continue to account for a substantial majority of its sales until additional capacity is available. The Company also continues to take actions to enhance its product mix by targeting higher complexity products.

There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, that the mix or volume of products purchased will be in the same ratio or that actions to increase capacity, broaden its customer base, increase sales to new and existing customers and enhance its product mix will be successful. The loss of one or more principal customers, or a change in the mix of product sales, could have a material adverse effect on the Company's business, financial condition and results of operations.

Sales by market segments and major customers as a percent of net sales were as follows:

                                                 Three Months Ended
                                    August 30, 1997             August 31, 1996
                                  ------------------           ------------------
Market Segments
   Computers                       27%      $ 11,904            29%      $ 11,792
   Communications                  17          7,340            24         10,060
   Test and Instruments            34         15,331            31         12,646
   Contract Mfg.                   18          8,072            14          5,630
   Other                            4          1,912             2            988
                                  ----      --------           ----      --------
     Total                        100%      $ 44,559           100%      $ 41,116

Largest Customers
   Hewlett-Packard Company         25%      $ 11,218            22%      $  9,165
   Tektronix, Inc.                 16          7,245            19          7,966
   Motorola, Inc.                  11          4,688            18          7,484
   Teradyne, Inc.                  12          5,337             5          2,102
   Storage Technology Corp.         8          3,416             8          3,127
   Others                          28         12,655            28         11,272
                                  ----      --------           ----      --------
     Total                        100%      $ 44,559           100%      $ 41,116

Gross Margins. The Company's gross margin was 12.9% for the first quarter of fiscal 1998 compared to 17.9% in the same period of the prior year. The Company's gross margins can be affected by various factors, including sales volumes, product mix, production yields, price changes and changes in the Company's cost structure. The product mix in the first quarter of fiscal year 1998 included a greater proportion of lower priced, lower margin products than in the first quarter of fiscal 1997. Additionally, due to manufacturing capacity constraints, certain manufacturing processes were performed by subcontractors in the first quarter of fiscal 1998, which reduced gross margin in the quarter. In order to improve profitability, the Company is taking steps to focus on higher complexity products which generally have higher prices and gross margins. The Company is also taking actions to lessen the need for subcontracting services, to reduce costs, and to add capacity. However, there can be no assurance that these efforts will be successful or result in an increase in gross margins.

Engineering. Engineering expenses were $1,531 and $1,650 in the first quarters of fiscal 1998 and 1997, respectively, and were 3.4% and 4.0% of sales, respectively. Engineering expenses have decreased primarily as a result of lower headcount in the first quarter of fiscal 1998.

Selling, General and Administrative. Selling, general and administrative expenses were $3,340 and $3,432 in the first quarters of fiscal 1998 and 1997, respectively, and were 7.5% and 8.3% of sales, respectively. The decrease was due principally to a reduction in amounts paid for professional fees, services and insurance in the first quarter of fiscal 1998, offset by an increase in salary expense in the sales organization due to increased headcount. The Company has invested in expanded selling activity, including the restructuring and relocation of its sales force.

Interest and Other Expense, net. Interest and other expense, net was $487 and $244 for the first quarters of fiscal 1998 and 1997, respectively. The increase in the first quarter of fiscal 1998 was due primarily to higher interest expense resulting from the issuance of $40 million in senior notes in September 1996.

Income Taxes. The Company's effective tax rate for the first quarter of fiscal 1998 was approximately 28 percent, due to the impact of tax exempt interest income and a revision of fiscal 1997 income taxes. The Company estimates that its effective income tax rate for fiscal 1998 will be 37 percent.

Liquidity and Capital Resources

Cash and short-term investments at August 30, 1997 were $23,751 compared with $25,097 at May 31, 1997. Working capital was $45,351 at August 30, 1997 compared with $45,586 at May 31, 1997.

The Company generated cash from operations of $2,068, primarily consisting of net income for the quarter adjusted for depreciation and amortization, partially offset by an increase in inventories. The higher level of inventories primarily related to raw material for orders scheduled to be manufactured and shipped in the second quarter of fiscal 1998.

The Company used $6,005 of cash in investing activities, which primarily consisted of $3,543 of capital expenditures for manufacturing equipment, and $7,500 of purchases of short-term investments, offset by $5,018 of maturities of short-term investments. The Company's policy is to hold such short-term investments to maturity.

The Company has $40 million outstanding under a private placement of senior unsecured notes with two insurance companies. The notes bear interest at 7.92%, payable on a semi-annual basis, with payment of principal in five equal annual installments commencing on September 15, 1999.

The Company has an unsecured $30 million bank line of credit against which it had no borrowings at August 30, 1997. Borrowings under this line of credit would bear interest at the agent's prime or alternative LIBOR based rates available at the time of borrowing rate (7.64% at August 30, 1997). The line of credit matures on September 30, 1998.

The senior unsecured notes and the line of credit include certain financial covenants (such as minimum net worth, debt ratio, quick ratio and interest coverage requirements) and cross-default provisions. As of August 30, 1997, the Company was in compliance with all covenants.

The Company's future needs for financial resources include amounts to support investments for expansion of manufacturing capacity. The Company had capital commitments of approximately $7.3 million at August 30, 1997, related to expansion of manufacturing capacity. The Company believes that its existing capital resources and cash generated from operations will be sufficient to meet its working capital and capital expenditure requirements for the next twelve months. To the extent necessary, the Company may satisfy capital requirements through bank borrowings or other financing alternatives, if such resources are available on satisfactory terms.

Forward-looking Statements

Information set forth in this Quarterly Report on Form 10-Q relating to the remainder of fiscal year 1998, including: anticipated customer demand, sales and profitability; gross margins; estimated effective tax rate for fiscal year 1998; and Company goals with respect to revenue growth, customer diversification, orders from new customers, changes in product mix and increases in manufacturing capacity constitute forward-looking statements. Information contained in forward-looking statements is based on current expectations and is subject to change and may differ materially from actual results.

From time to time, information provided by the Company or statements made by its employees may contain other forward-looking information that involves a number of risks and uncertainties. Factors that could cause actual results to differ materially from the forward-looking information include, but are not limited to, the matters discussed in this Form 10-Q as well as the following: customer demand, ability to attract new customers, business conditions and growth in the general economy and the interconnect industry; production delays; product mix; the highly competitive interconnect environment; cancellation or reduction of orders; effective utilization of existing and new manufacturing resources; customer acceptance of new technologies; environmental issues; pricing pressures; costs and yield issues associated with production; capacity constraints; availability of parts and supplies from third parties on a timely basis and at reasonable prices; ability to execute financing strategies; and other risks listed from time to time in the Company's Securities and Exchange Commission reports or otherwise disclosed by the Company. Any forward-looking statements should be considered in light of these factors.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The exhibits filed as part of this report are listed below:

       Exhibit
         No.
       -------

        10.29      Second Amendment to Note Purchase Agreement dated August 29,
                   1997
        10.30      Notice of Assignment of Loan Agreement with Bank of America dated September 30, 1997
        10.31      Revolving Loan Note with Bank of America dated September 30,
                   1997
        10.32      Indemnity Agreement between Merix Corporation and Mark R.
                   Hollinger as of September 2, 1997*
        10.33      Executive Severance Agreement between Merix Corporation and
                   Mark R. Hollinger*
        11         Statement regarding computation of per share earnings
        27         Financial Data Schedule


        * This Exhibit constitutes a management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended August 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of October, 1997.


                                       MERIX CORPORATION


                                       By: /s/ JOSEPH H. HOWELL
                                           -------------------------------------
                                           Joseph H. Howell
                                           Senior Vice President and Chief
                                           Financial Officer
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
  No.
------

 10.29     Second Amendment to Note Purchase Agreement dated August 29,
           1997

 10.30 Notice of Assignment of Loan Agreement with Bank of America dated September 30, 1997

 10.31     Revolving Loan Note with Bank of America dated September 30,
           1997

 10.32 Indemnity Agreement between Merix Corporation and Mark R. Hollinger as of September 2, 1997*

 10.33 Executive Severance Agreement between Merix Corporation and Mark R. Hollinger*

 11        Statement regarding computation of per share earnings

 27        Financial Data Schedule


* This Exhibit constitutes a management contract or compensatory plan or arrangement.