Form 10-Q
period 1997-11-29
MERIX CORP
filed 1998-01-13
CIK 921365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended November 29, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the Registrant's Common Stock outstanding as of December 31, 1997 was 6,193,210 shares.

                                MERIX CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

Part I           Financial Information                                    Page


  Item 1. Financial Statements:

            Condensed Balance Sheets as of November 29, 1997 and            2
                    May 31, 1997

            Condensed Statements of Income for the three months and six     3
                    months ended November 29, 1997 and November 30, 1996

            Condensed Statements of Cash Flows for the six months           4
                    ended November 29, 1997 and November 30, 1996


            Notes to Condensed Financial Statements                         5


  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                           7



Part II          Other Information

  Item 4. Submission of Matters to a Vote of Security Holders              11

  Item 6. Exhibits and Reports on Form 8-K                                 11

          Signature                                                        12

                          PART I. FINANCIAL INFORMATION

                                MERIX CORPORATION
                            CONDENSED BALANCE SHEETS
                            (unaudited, in thousands)



                                                          November 29,   May 31,
                                                             1997         1997
                                                          ------------  -------
        Assets

Cash and short-term investments                            $ 24,434     $ 25,097
Accounts receivable, net of $309 and $322                    25,755       24,157
Inventories (Note 2)                                          9,898        8,642
Tax refund receivable                                          --          2,308
Deferred income taxes                                         2,496        1,410
Other current assets                                          1,551        1,817
                                                           --------     --------
  Total current assets                                       64,134       63,431

Property, plant and equipment, net (Note 3)                  64,722       63,398
Goodwill, net                                                 2,109        2,292
Other assets                                                  2,490        1,328
                                                           --------     --------
     Total assets                                          $133,455     $130,449
                                                           ========     ========

Liabilities and Shareholders' Equity

Accounts payable                                           $  9,066     $ 10,011
Accrued compensation                                          3,295        3,084
Current portion of long-term debt                             2,260        2,260
Other accrued liabilities                                     4,890        2,490
                                                           --------     --------
  Total current liabilities                                  19,511       17,845

Long-term debt                                               42,329       42,390
Deferred income taxes                                         2,844        1,525
Other liabilities                                             1,273        1,273
                                                           --------     --------
  Total liabilities                                          65,957       63,033

Shareholders' equity                                         67,498       67,416
                                                           --------     --------
    Total liabilities and shareholders' equity             $133,455     $130,449
                                                           ========     ========


The accompanying notes are an integral part of the condensed financial statements.

                                MERIX CORPORATION
                         CONDENSED STATEMENTS OF INCOME
               (unaudited, in thousands, except per share amounts)


                                                            Three months ended                Six months ended
                                                         Nov. 29,         Nov. 30,         Nov. 29,        Nov. 30,
                                                           1997             1996            1997             1996
                                                        ----------       ---------        --------         --------
Net sales                                               $ 46,571         $ 35,841         $ 91,130         $ 76,957
Cost of sales                                             40,102           30,755           78,899           64,519
                                                        --------         --------         --------         --------
Gross profit                                               6,469            5,086           12,231           12,438
                                                        --------         --------         --------         --------

Engineering                                                1,448            1,544            2,979            3,194
Selling, general and administrative                        3,543            3,319            6,883            6,751
Restructuring expense (Note 5)                             1,878             --              1,878             --
                                                        --------         --------         --------         --------
Total operating expense                                    6,869            4,863           11,740            9,945

Operating income (loss)                                     (400)             223              491            2,493
Interest and other expense, net                             (622)            (457)          (1,109)            (701)
                                                        --------         --------         --------         --------
Income (loss) before taxes                                (1,022)            (234)            (618)           1,792
Income taxes                                                (381)             (91)            (270)             679
                                                        --------         --------         --------         --------
Net income (loss)                                       $   (641)        $   (143)        $   (348)        $  1,113
                                                        ========         ========         ========         ========

Net income (loss) per share                             $  (0.10)        $  (0.02)        $   (0.06)       $   0.18
                                                        ========         ========         ========         ========

Shares used in per share calculations                      6,191            6,298            6,248            6,309
                                                        ========         ========         ========         ========

The accompanying notes are an integral part of the condensed financial statements.

                                MERIX CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)
                                                                          Six Months Ended
                                                                 November 29,     November 30,
                                                                    1997              1996
                                                                -------------    -------------
Cash flows from operating activities:
   Net income (loss)                                            $   (348)        $  1,113
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                               5,008            4,225
       Deferred income taxes                                         360              668
      Amortization of unearned compensation                          145              217
       Non-cash effect of restructuring charge                     1,149             --
       Other                                                         (58)              85
  Changes in assets and liabilities:
      Accounts receivable                                         (1,598)           2,966
      Inventories                                                 (1,256)            (403)
      Tax refund receivable                                        2,308             --
      Other current assets                                           266             (806)
      Accounts payable                                              (945)          (1,917)
      Accrued compensation                                           211           (1,977)
      Other accrued liabilities                                    1,300              421
                                                                --------         --------
Net cash provided by operating activities                          6,542            4,592
                                                                --------         --------

Cash flows from investing activities:
   Capital expenditures                                           (7,345)          (9,646)
   Short-term investments: purchases                              (9,500)         (12,110)
                           maturities                              7,587            6,353
   Proceeds from sale of assets                                       20               65
                                                                --------         --------
Net cash used in investing activities                             (9,238)         (15,338)
                                                                --------         --------

Cash flows from financing activities:
  Long-term debt: proceeds                                          --             40,000
                  principal payments                                 (61)         (21,900)
   Proceeds from exercise of stock options                           362               36
   Common stock surrendered in connection with
     restricted stock awards                                        (181)            --
   Deferred financing costs                                         --               (382)
                                                                --------         --------
Net cash provided by financing activities                            120           17,754
                                                                --------         --------
Increase (decrease) in cash and cash equivalents                  (2,576)           7,008
Cash and cash equivalents at beginning of period                  16,537           12,191
                                                                --------         --------
Cash and cash equivalents at end of period                        13,961           19,199
Short-term investments                                            10,473           12,924
                                                                --------         --------
Cash and short-term investments at end of period                $ 24,434         $ 32,123
                                                                ========         ========

Supplemental disclosure of non-cash information:
   Tax benefit related to stock-based compensation              $    127         $    152
   Asset acquired by recognition of liability                      1,100             --
Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $  1,619         $    651
   Cash paid for income taxes                                       --                  8


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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six months ended November 29, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2.  INVENTORIES

                                      November 29,            May 31,
                                         1997                  1997
                                    -----------------   -----------------

Raw materials                           $     4,201       $      2,506
Work in process                               4,145              4,790
Finished goods                                1,552              1,346
                                        -----------       ------------
    Total                               $     9,898       $      8,642
                                        ===========       ============

Note 3.    PROPERTY, PLANT AND EQUIPMENT

                                             November 29,          May 31,
                                                1997                1997
                                          -----------------   ----------------

Land                                         $      2,190       $      2,190
Buildings and grounds                              23,685             23,618
Machinery and equipment                            95,987             90,219
                                             -------------      -------------
Total                                             121,862            116,027
Less accumulated depreciation                     (57,140)           (52,629)
                                             -------------      -------------
Property, plant and equipment, net           $     64,722       $     63,398
                                             =============      =============

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

Following is the pro forma effect of adoption of SFAS 128 on the Company's earnings per share for the three months ended November 29, 1997 and November 30, 1996:

                             Three Months Ended       Six Months Ended
                            Nov. 29,    Nov. 30,    Nov. 29,   Nov. 30,
                              1997        1996        1997       1996
                           ---------   ----------  ---------- ----------
   Primary EPS as
   reported                  $(0.10)     $(0.02)     $(0.06)      $0.18
   Effect of SFAS 128          0.00        0.00        0.00        0.00
                             ------      ------      ------       -----
   Basic EPS as restated     $(0.10)     $(0.02)     $(0.06)      $0.18
                             ======      ======      ======       =====

   Fully diluted EPS         $(0.10)     $(0.02)     $(0.06)      $0.18
   Effect of SFAS 128          0.00        0.00        0.00        0.00
                             ------      ------      ------       -----
   Diluted EPS as restated   $(0.10)     $(0.02)     $(0.06)      $0.18
                             ======      ======      ======       =====

Note 5.  RESTRUCTURING

Results of operations for the second quarter of fiscal 1998 included a $1,878 charge for the costs associated with a restructuring plan undertaken to improve the Company's profitability. The restructuring plan consisted of a work force reduction in the support and administrative functions, the write-down of certain manufacturing equipment, and other miscellaneous costs. The charge for the work force reduction of approximately $700 included the reduction of 85 positions in the Company's support and administrative functions, including purchasing, materials, administration and computer automated tooling. No direct manufacturing jobs were eliminated. In connection with the restructuring plan, the Company analyzed its manufacturing equipment and based on that analysis, recorded a charge for the write-off of approximately $1,100 of manufacturing equipment located primarily at the Company's Loveland, Colorado facility. The Company based its analysis of the manufacturing equipment on Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of" which establishes standards to identify and measure impairment of long-lived assets. Of the total $1,878 restructuring charge, $410 was included in current liabilities at November 29, 1997.

Note 6.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes requirements for disclosure of comprehensive income and is effective for the Company's fiscal year ending May 1999. Reclassification of earlier financial statements for comparative purposes is required.

In June 1997, the FASB issued Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131), which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about operating segments, and is effective for the Company's fiscal year ending May 1999. For purposes of SFAS 131, the Company has not yet completed an analysis of its operating segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts)

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

Net Sales. Net sales for the second quarter of fiscal 1998 were $46,571, an increase of 30% over net sales of $35,841 in the second quarter of fiscal 1997. Net sales for the first six months of fiscal 1998 were $91,130, an increase of 18% over net sales of $76,957 in the first six months of fiscal 1997. Although sales to individual customers vary from quarter to quarter, taken as a whole, sales to the Company's five largest customers have remained relatively constant as a percent of total sales.

As shown in the table below, the Company's five largest customers comprised 73% and 72% of net sales in the three and six months ended in November 1997, respectively, compared with 78% and 75% in the three and six months ended in November 1996, respectively. One of the Company's objectives is to diversify its customer base in order to grow sales and reduce the risks associated with a concentration of sales to a relatively small number of customers. The Company is taking actions to increase sales by broadening its customer base and enhancing its product mix by targeting higher complexity products, but, to date, the success of these actions has been limited by a shortage of available manufacturing capacity. Manufacturing constraints have continued to limit the capacity available to meet the production needs of both current and new customers. The Company is currently taking actions to ease the manufacturing constraints, including addition of equipment in the constraint areas, more efficient utilization of capacity in its Loveland, Colorado facility, and modification of work shifts.

In December 1997, the Company announced plans for a major expansion of its Forest Grove manufacturing capacity, which is expected to cost approximately $21 million. Approximately $6.5 million of this amount is budgeted for the retrofit of existing manufacturing facilities and the remainder for the purchase and installation of new manufacturing equipment. The expansion is expected to be completed in the first half of fiscal 1999. While the Company expects that this increased capacity will allow it to accept volume production orders from new customers, it also expects that a relatively small number of customers will continue to account for a substantial portion of its sales.

The Company's 90 day backlog was approximately $32.7 million at November 29, 1997, compared to $26.4 million at May 31, 1997. Orders from the Company's five largest customers comprised approximately 71% of the backlog at the end of the second quarter of fiscal 1998. A substantial portion of the Company's backlog is typically scheduled for delivery within 60 days. A certain portion of the Company's backlog is subject to cancellation or postponement without significant penalty. Accordingly, the Company's backlog is not necessarily indicative of future sales or earnings. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement.

There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, that the mix or volume of products purchased will be in the same ratio or that actions to increase capacity, broaden its customer base, increase sales to new and existing customers and enhance its product mix will be successful. The loss of one or more principal customers, a change in the mix of product sales, or delays in the completion of the expansion project could have a material adverse effect on the Company's business, financial condition and results of operations.

Sales by market segments and major customers as a percent of net sales were as follows:

                                             Three Months Ended                      Six Months Ended
                                      --------------------------------       ---------------------------------
                                      Nov. 29, 1997      Nov. 30, 1996       Nov. 29, 1997       Nov. 30, 1996
                                      -------------      -------------       -------------       -------------
Market Segments
Computers                              29%  $13,473       28%  $ 9,915        28%  $25,377        28%  $21,707
Communications                         13     6,019       19     6,966        15    13,359        22    17,026
Test and Instruments                   36    16,880       36    12,995        35    32,211        34    25,641
Contract Mfg.                          20     9,383       15     5,352        19    17,455        14    10,982
0ther                                   2       816        2       613         3     2,728         2     1,601
                                      -------------      -------------       -------------       -------------
  Total                               100%  $46,571      100%  $35,841       100%  $91,130       100%  $76,957
                                      -------------      -------------       -------------       -------------

Largest Customers
  Hewlett-Packard Company              25%  $11,612       32%  $11,397        25%  $22,830        27%  $20,562
  Tektronix, Inc.                      17     7,890       20     7,237        17    15,135        20    15,203
  Motorola, Inc.                        8     3,695       12     4,346         9     8,383        15    11,830
  Teradyne, Inc.                       14     6,649        7     2,348        13    11,986         6     4,450
  Storage Technology Corporation        9     4,066        7     2,333         8     7,482         7     5,460
  Others                               27    12,659       22     8,180        28    25,314        25    19,452
                                      -------------      -------------       -------------       -------------
    Total                             100%  $46,571      100%  $35,841       100%  $91,130       100%  $76,957
                                      -------------      -------------       -------------       -------------

Gross Margins. The Company's gross margin was 13.9% and 13.4% in the three and six months ended in November 1997, respectively, compared with 14.2% and 16.2% in the three and six months ended in November 1996, respectively. The Company's gross margins can be affected by various factors, including sales volumes, product mix, production yields, price changes and changes in the Company's cost structure. The product mix in the second quarter and first six months of fiscal 1998 included a greater proportion of lower margin products than in the second quarter and first six months of fiscal 1997. In addition, due to manufacturing capacity constraints, certain manufacturing processes were performed by subcontractors, which reduced gross margins in the second quarter and first six months of fiscal 1998.

In order to improve profitability, the Company continues to focus on sales of higher complexity products which generally have higher prices and gross margins. The Company has also taken actions to lessen the need for subcontracting services, to reduce its costs and to add capacity. The Company has added equipment in the manufacturing constraint areas, modified work shifts and more efficiently utilized the capacity in its Loveland, Colorado facility. On October 30, 1997, the Company announced the reduction of certain positions in the support and administrative functions, including purchasing, materials and computer automated tooling. In December 1997, the Company announced plans for a major expansion of its Forest Grove manufacturing capacity. However, there can be no assurance that these efforts will result in higher sales or profits.

Restructuring Expense. Results of operations for the second quarter of fiscal 1998 included a $1,878 charge for the costs associated with a restructuring plan undertaken to improve the Company's profitability. Without the effect of the restructuring charge, operating income for the second quarter of fiscal 1998 was $1,478, and net income was $537 or $0.09 per share. The restructuring plan consisted of a work force reduction in the support and administrative functions, the write-down of certain manufacturing equipment, and other miscellaneous costs. The charge for the work force reduction of approximately $700 included the reduction of 85 positions in the Company's support and administrative functions, including purchasing, materials, administration and computer automated tooling. No direct manufacturing jobs were eliminated. The Company believes that the work force reduction will result in pre-tax savings of approximately $1,200 per quarter, beginning with the third quarter of fiscal 1998. In connection with the restructuring plan, the Company analyzed its manufacturing equipment and based on that analysis, recorded a charge for the write-off of approximately $1,100 of manufacturing equipment located primarily at the Company's Loveland, Colorado facility. The Company based its analysis of the manufacturing equipment on Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and For

Long-Lived Assets To Be Disposed Of" which establishes standards to identify and measure impairment of long-lived assets. Of the total $1,878 restructuring charge, $410 was included in current liabilities at November 29, 1997.

Engineering. Engineering expenses were $1,448 and $1,544 in the second quarters of fiscal 1998 and 1997, respectively, and were 3.1% and 4.3% of sales, respectively. Engineering expenses were $2,979 and $3,194 in the first six months of fiscal 1998 and 1997, respectively, and were 3.3% and 4.2% of sales, respectively. Engineering expenses have decreased primarily due to a reduction in the number of engineering employees.

Selling, General and Administrative. Selling, general and administrative expenses were $3,543 and $3,319 in the second quarters of fiscal 1998 and 1997, respectively, and were 7.6% and 9.3% of sales, respectively. Selling, general and administrative expenses were $6,883 and $6,751 in the first six months of fiscal 1998 and 1997, respectively, and were 7.6% and 8.8% of sales, respectively. Selling, general and administrative expenses have increased principally as a result of increased sales and marketing activities, including the reorganization and relocation of the Company's sales force.

Interest and Other Expense, net. Interest and other expense, net was $622 and $457 for the second quarters of fiscal 1998 and 1997, respectively, and $1,109 and $701 for the first six months of fiscal 1998 and 1997, respectively. The increases in fiscal 1998 primarily resulted from the issuance of $40 million in senior notes in September 1996.

Income Taxes. In the first six months of fiscal 1998, the Company recorded a benefit of $270, which it believes will be realized within the fiscal year. The Company estimates that its effective income tax rate for fiscal 1998 will be approximately 37%.

Liquidity and Capital Resources

Cash and short-term investments at November 29, 1997 were $24,434 compared with $25,097 at May 31, 1997. Working capital was $44,623 at November 29, 1997 compared with $45,586 at May 31, 1997.

Cash provided by operating activities in the first six months of fiscal 1998 was $6,542, which primarily consisted of a net loss adjusted for depreciation and amortization, the restructuring charge, collection of a tax refund, and increases in accounts receivable and inventories.

Cash used in investing activities in the first six months of fiscal 1998 was $9,238, consisting of $7,345 in capital expenditures for manufacturing equipment, $9,500 of purchases of short-term investments, and $7,587 of maturities of short-term investments. The Company's policy is to hold such short-term investments to maturity.

The Company has $40 million outstanding under a private placement of senior unsecured notes with two insurance companies. The notes bear interest at 7.92%, payable on a semi-annual basis, with payment of principal in five equal annual installments commencing on September 15, 1999.

The Company has an unsecured $30 million bank line of credit against which it had no borrowings at November 29, 1997. Borrowings under this line of credit would bear interest at the agent's prime or alternative LIBOR based rates available at the time of borrowing rate (6.91% at November 29, 1997). The line of credit matures on September 30, 1998.

The senior unsecured notes and the line of credit include certain financial covenants (including minimum net worth, debt ratio, quick ratio and interest coverage requirements) and cross-default provisions. As of November 29, 1997, the Company was in compliance with all covenants.

The Company had capital commitments of approximately $4.7 million at November 29, 1997, related to expansion of manufacturing capacity. Additionally, in December 1997 the Company announced plans for a major expansion of its Forest Grove manufacturing capacity, which is expected to cost approximately $21 million and is scheduled for completion in the first half of fiscal 1999. The Company is considering various alternatives to finance the expansion, including available cash, leases and short-term or long-term debt.

The Company believes that its existing capital resources and cash generated from operations will be sufficient to meet its working capital and capital expenditure requirements (other than the capacity expansion) for the next twelve months.

Forward-looking Statements

Information set forth in this Quarterly Report on Form 10-Q relating to the remainder of fiscal year 1998, including Company goals with respect to cost savings, customer diversification, orders from new customers, changes in product mix and increases in manufacturing capacity constitute forward-looking statements. Information contained in forward-looking statements is based on current expectations and is subject to change and may differ materially from actual results.

From time to time, information provided by the Company or statements made by its employees may contain other forward-looking information that involves a number of risks and uncertainties. Factors that could cause actual results to differ materially from the forward-looking information include, but are not limited to, the matters discussed in this Form 10-Q as well as the following: customer demand, risks of business conditions and growth in the general economy and the interconnect industry; delays in the completion of the expansion project; unrealized cost savings; capacity constraints; production delays; product mix; the highly competitive interconnect environment; the ability to attract new customers; cancellation or reduction of orders; pricing pressures, including those that may result from current economic pressures in the Asian markets; effective utilization of manufacturing resources; customer acceptance of new technologies; costs and yield issues associated with production; the ability to attract and retain a talented workforce; and other risks listed from time to time in the Company's Securities and Exchange Commission reports or otherwise disclosed by the Company. Any forward-looking statements should be considered in light of these factors.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on September 23, 1997. The following matters were submitted to shareholders for their consideration:

1. With respect to the six nominees for director identified in the Company's Proxy Statement:

                            Votes For        Votes
                                           Withheld
     Charles M. Boesenberg  5,498,218       421,377
     Deborah A. Coleman     5,480,993       438,602
     Carlene M. Ellis       5,497,918       421,677
     John P. Karalis        5,498,218       421,377
     Carl W. Neun           5,497,893       421,702
     Dr. Koichi Nishimura   5,498,218       421,377

2. The amendments to the 1994 Stock Incentive Plan were approved as follows:
   3,368,853 shares were voted in favor, 1,361,163 shares were voted in opposition, 26,489 shares abstained and there were 1,163,090 broker non-votes.

3. The appointment of Deloitte & Touche LLP as the Company's independent auditor for fiscal year 1998 was ratified as follows: 5,902,445 shares were voted in favor, 7,475 shares were voted in opposition, 9,675 shares abstained and there were no broker non-votes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

    Exhibit
      No.

    10.34   Third Amendment to Note Purchase Agreement dated November
            28, 1997
    10.35   Indemnity Agreement between Merix Corporation and William C.
            McCormick as of October 21, 1997*
    11      Statement regarding computation of per share earnings
    27      Financial Data Schedule


     * This Exhibit constitutes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended November 29, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of January, 1998.




                              MERIX CORPORATION


                              By:/s/   JOSEPH H. HOWELL
                                 ----------------------------------------------
                                 Joseph H. Howell
                                 Senior Vice President and Chief Financial
                                 Officer
                                 (Principal Financial Officer)