Form 10-Q
period 1998-02-28
MERIX CORP
filed 1998-04-14
CIK 921365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended February 28, 1998

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock outstanding as of March 31, 1998 was 6,205,570 shares.

                                MERIX CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

Part I      Financial Information                                        Page

  Item 1.   Financial Statements:

              Condensed  Balance Sheets as of February 28, 1998           2
                and May 31, 1997

              Condensed Statements of Operations for the three            3
                 months and nine months ended February 28, 1998
                 and March 1, 1997

              Condensed Statements of Cash Flows for the nine months      4
                 ended February 28, 1998 and March 1, 1997


              Notes to Condensed Financial Statements                     5


  Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      8


  Item 3    Quantitative and Qualitative Disclosure About Market Risk    12


Part II     Other Information

  Item 6.   Exhibits and Reports on Form 8-K                             12

            Signature                                                    13

                          PART I. FINANCIAL INFORMATION

                                MERIX CORPORATION
                            CONDENSED BALANCE SHEETS
                            (unaudited, in thousands)

                                                                        February 28,          May 31,
                                                                               1998             1997
                                                                        -----------       ----------
        Assets

        Cash and short-term investments                                  $   21,928       $   25,097
        Accounts receivable, net of $359 and $322                            29,601           24,157
        Inventories (Note 2)                                                 10,315            8,642
        Tax refund receivable                                                     -            2,308
        Deferred income taxes                                                 2,244            1,410
        Other current assets                                                  1,880            1,817
                                                                         ----------       ----------
          Total current assets                                               65,968           63,431

        Property, plant and equipment, net (Note 3)                          67,177           63,398
        Goodwill, net                                                         2,068            2,292
        Other assets                                                          2,430            1,328
                                                                         ==========       ==========
             Total assets                                                $  137,643       $  130,449
                                                                         ==========       ==========

        Liabilities and Shareholders' Equity

        Accounts payable                                                 $   13,033       $   10,011
        Accrued compensation                                                  3,894            3,084
        Current portion of long-term debt                                     2,260            2,260
        Other accrued liabilities                                             2,305            2,490
                                                                         ----------       ----------
          Total current liabilities                                          21,492           17,845

        Long-term debt                                                       42,299           42,390
        Deferred income taxes                                                 3,476            1,525
        Other liabilities                                                     1,273            1,273
                                                                         ----------       ----------
          Total liabilities                                                  68,540           63,033

        Shareholders' equity:
           Preferred stock, no par value; authorized 10,000 shares;
              none issued                                                         -                -
           Common stock, no par value; authorized 50,000 shares;
              issued and outstanding 1998: 6,195 shares,
              1997: 6,167 shares                                             44,640           44,360
           Unearned compensation                                               (363)            (622)
           Retained earnings                                                 24,826           23,678
                                                                         ----------       ----------
                                                                             69,103           67,416
                                                                         ==========       ==========
            Total liabilities and shareholders' equity                   $  137,643       $  130,449
                                                                         ==========       ==========

 The accompanying notes are an integral part of the condensed financial statements.

                                MERIX CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)


                                                     Three months ended                 Nine months ended
                                                     Feb. 28,          Mar. 1,          Feb. 28,         Mar. 1,
                                                        1998             1997              1998            1997
                                                ------------      -----------      ------------     -----------
       Net sales                                $     46,416      $    35,942      $    137,546     $   112,899
       Cost of sales                                  38,278           32,252           117,176          96,771
                                                ------------      -----------      ------------     -----------
       Gross profit                                    8,138            3,690            20,370          16,128
                                                ------------      -----------      ------------     -----------

       Engineering                                     1,441            1,414             4,420           4,608
       Selling, general and administrative             3,720            3,487            10,604          10,238
       Restructuring expense (Note 5)                      -                -             1,878               -
                                                ------------      -----------      ------------     -----------
       Total operating expense                         5,161            4,901            16,902          14,846

       Operating income (loss)                         2,977           (1,211)            3,468           1,282
       Interest and other expense, net                  (591)            (540)           (1,700)         (1,241)
                                                ------------      -----------      ------------     -----------
       Income (loss) before taxes                      2,386           (1,751)            1,768              41
       Income tax expense (benefit)                      890             (665)              620              14
                                                ------------      -----------      ------------     -----------
       Net income (loss)                        $      1,496      $    (1,086)     $      1,148     $        27
                                                ============      ===========      ============     ===========


       Net income (loss) per share (Note 4)
          Basic                                 $       0.24      $     (0.18)     $       0.19     $      0.00
                                                ============      ===========      ============     ===========
          Diluted                               $       0.24      $     (0.18)     $       0.18     $      0.00
                                                ============      ===========      ============     ===========


       Shares used in per share calculations
          Basic                                        6,195            6,147             6,190           6,139
                                                ============      ===========      ============     ===========
          Diluted                                      6,288            6,147             6,261           6,255
                                                ============      ===========      ============     ===========

 The accompanying notes are an integral part of the condensed financial statements.

                                MERIX CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                        Nine Months Ended
                                                                  February 28,           March 1,
                                                                         1998               1997
                                                                 ------------       ------------
Cash flows from operating activities:

  Net income                                                     $      1,148       $         27
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                    7,593              6,413
       Deferred income taxes                                            1,250                668
       Amortization of unearned compensation                              189                359
       Restructuring charge                                             1,138                  -
       Other                                                                4                 69
  Changes in assets and liabilities:
       Accounts receivable                                             (5,444)             1,607
       Inventories                                                     (1,673)            (1,007)
       Tax refund receivable                                            2,308                  -
       Other current assets                                               (63)            (1,983)
       Accounts payable                                                 3,022                 55
       Accrued compensation                                               810               (663)
       Other accrued liabilities                                       (1,278)             1,443
                                                                 ------------       ------------
Net cash provided by operating activities                               9,004              6,988
                                                                 ------------       ------------

Cash flows from investing activities:
   Capital expenditures                                               (12,353)           (14,609)
   Short-term investments: purchases                                  (12,500)           (15,110)
                           maturities                                  13,594              9,429
   Other long-term assets                                                   -               (375)
   Proceeds from sale of assets                                            31                169
                                                                 ------------       ------------
Net cash used in investing activities                                 (11,228)           (20,496)
                                                                 ------------       ------------

Cash flows from financing activities:
  Long-term debt: proceeds                                                  -             40,000
                  principal payments                                      (91)           (21,930)
   Proceeds from exercise of stock options                                444                 84
   Common stock surrendered in connection with
     restricted stock awards                                             (204)                 -
                                                                 ------------       ------------
Net cash provided by financing activities                                 149             18,154
                                                                 ------------       ------------
Increase (decrease) in cash and cash equivalents                       (2,075)             4,646
Cash and cash equivalents at beginning of period                       16,537             12,191
                                                                 ------------       ------------
Cash and cash equivalents at end of period                             14,462             16,837
Short-term investments                                                  7,466             12,848
                                                                 ------------       ------------
Cash and short-term investments at end of period                 $     21,928       $     29,685
                                                                 ============       ============

Supplemental disclosure of non-cash information:
   Tax benefit related to stock-based compensation               $        133       $        268
   Asset acquired by recognition of liability                           1,093                  -
Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $      1,619       $      1,087

 The accompanying notes are an integral part of the condensed financial statements.

                                MERIX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared pursuant to Securities and Exchange Commission rules and regulations. The financial information as of May 31, 1997 is derived from the Merix Corporation (the Company) financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended May 31, 1997.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine months ended February 28, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2.  INVENTORIES

                                                                      February 28,           May 31,
                                                                             1998              1997
                                                                      -----------       -----------
Raw materials                                                         $     3,880       $     2,506
Work in process                                                             4,575             4,790
Finished goods                                                              1,860             1,346
                                                                      -----------       -----------
    Total                                                             $    10,315       $     8,642
                                                                      ===========       ===========

Note 3.   PROPERTY, PLANT AND EQUIPMENT

                                                                      February 28,           May 31,
                                                                             1998              1997
                                                                      -----------       -----------

Land                                                                  $     2,190       $     2,190
Buildings and grounds                                                      24,268            23,618
Machinery and equipment                                                   100,187            90,219
                                                                      -----------       -----------
Total                                                                     126,645           116,027
Less accumulated depreciation                                             (59,468)          (52,629)
                                                                      -----------       -----------
Property, plant and equipment, net                                    $    67,177       $    63,398
                                                                      ===========       ===========

Note 4.  NET INCOME (LOSS)  PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are the exclusion of common stock equivalents in the determination of basic earnings per share and the market price at which common stock equivalents are calculated in the determination of diluted earnings per share.

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options outstanding during the period.

The following is a reconciliation of the denominators of the basic and diluted computations of earnings (loss) per share. There are no reconciling items for the numerators, which consist of net income (loss) for all periods presented.

                                                               Three Months Ended
                                             -------------------------------------------------
                                                February 28, 1998           March 1, 1997
                                             ----------------------     ----------------------
                                                          Per Share                  Per Share
                                                Shares       Amount       Shares        Amount
                                             ---------    ---------     --------     ---------
Basic earnings (loss) per share:                6,195     $    0.24        6,147     $   (0.18)
Effect of dilutive securities:
  Stock options                                    93
                                             --------     ---------     --------     ---------
Diluted earnings (loss) per share:              6,288     $    0.24        6,147     $   (0.18)
                                             ========     =========     ========     =========

                                                              Nine Months Ended
                                             -------------------------------------------------
                                                February 28, 1998            March 1, 1997
                                             -----------------------    ----------------------
                                                          Per Share                  Per Share
                                                Shares       Amount       Shares        Amount
                                             ---------    ---------     --------     ---------

Basic earnings per share:                       6,190     $    0.19        6,139     $    0.00
Effect of dilutive securities:
  Stock options                                    71         (0.01)         116
                                             --------     ---------     --------     ---------
Diluted earnings per share:                     6,261     $    0.18        6,255     $    0.00
                                             ========     =========     ========     =========

The adoption on SFAS 128 had no effect on previously reported income (loss) per share amounts for the three and nine month periods ended March 1, 1997. For the three months ended March 1, 1997, options to purchase 152 shares of the Company's common stock were not included in the loss per share calculation as they would have been anti-dilutive.

Note 5.  RESTRUCTURING

Results of operations for the second quarter of fiscal 1998 included a $1,878 charge for the costs associated with a restructuring plan undertaken to improve the Company's profitability, which included a work force reduction in the support and administrative functions, the write-down of certain manufacturing equipment, and other miscellaneous costs. The charge for the work force reduction of approximately $700 included the reduction of 85 positions in the Company's support and administrative functions, including purchasing, materials, administration and computer automated tooling. In the third quarter of fiscal 1998, the Company paid all outstanding liabilities associated with the workforce reduction, which had been accrued at the end of the second quarter of fiscal 1998. In connection with the restructuring plan, the Company analyzed its manufacturing equipment based on Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets To Be Disposed Of", and based on that analysis, recorded a charge for the write-off of approximately $1,100 of manufacturing equipment located primarily at the Company's Loveland, Colorado facility.

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

Net Sales. Net sales for the third quarter of fiscal 1998 were $46,416, an increase of 29.1% over net sales of $35,942 in the third quarter of fiscal 1997. Net sales for the first nine months of fiscal 1998 were $137,546, an increase of 21.8% over net sales of $112,899 in the first nine months of fiscal 1997. The increases in net sales were primarily attributable to higher production volumes and shipments caused by increased customer demand.

Historically, the Company's sales have been concentrated in relatively few customers. As shown in the table below, the Company's five largest customers comprised 72% and 73% of net sales in the three month periods ended February 28, 1998 and March 1, 1997, respectively, and 74% in both of the nine month periods ended February 28, 1998 and March 1, 1997. One of the Company's objectives is to diversify its customer base in order to grow sales and reduce the risks associated with a concentration of sales to a relatively small number of customers. Manufacturing constraints limited the capacity available to meet the production needs of both current and new customers.

In December 1997, the Company announced plans for a major expansion of its Forest Grove manufacturing capacity, which is expected to cost approximately $21,000. Approximately $6,500 is for the retrofit of existing manufacturing facilities and the remainder is for the purchase and installation of new manufacturing equipment. The expansion is underway and is expected to be completed in the first half of fiscal 1999, and support approximately $35,000 to $40,000 of additional sales annually. While the Company expects this increased capacity will allow it to accept volume production orders from new customers, it also expects that a relatively few customers will continue to account for a substantial portion of its sales.

The Company's 90 day backlog was approximately $23,900 at February 28, 1998, compared to $26,400 at May 31, 1997. A substantial portion of the Company's backlog is typically scheduled for delivery within 60 days. A portion of the Company's backlog is subject to cancellation or postponement without significant penalty. Accordingly, the Company's backlog is not necessarily indicative of future sales or earnings.

Sales by market segments and major customers as a percent of net sales were as follows:

                                       Three Months Ended                               Nine Months Ended
                          -----------------------------------------       -------------------------------------------
                              February 28,           March 1,                  February 28,             March 1,
                                1998 (a)               1997                      1998 (a)                 1997
                          -------------------   -------------------       --------------------    -------------------
Market Segments
   Computers                32%   $   14,673      30%    $   10,675         29%    $    39,851      29%    $   32,382
   Communications           24        11,275      21          7,449         25          34,548      22         24,475
   Test and  Instruments    41        18,979      34         12,150         42          57,812      33         37,791
   Contract Mfg. (a)         -             -      14          5,009          -               -      14         15,991
   Other                     3         1,489       1            659          4           5,335       2          2,260
                          -----   ----------    -----    ----------       -----    -----------    ------   ----------
     Total                 100%   $   46,416     100%    $   35,942        100%    $   137,546     100%    $  112,899
                          -----   ----------    -----    ----------       -----    -----------    ------   ----------
Largest Customers
   Hewlett-Packard
     Company                32%   $   14,960      26%    $    9,522         28%    $    38,791      27%    $   30,084
   Tektronix, Inc.          12         5,747      19          6,611         16          22,310      19         21,814
   Motorola, Inc.            7         3,153       9          3,200          9          11,738      13         15,030
   Teradyne, Inc.           14         6,447      10          3,452         13          18,516       7          7,902
   Storage Technology
     Corporation             7         3,044       9          3,386          8          10,591       8          8,846
   Others                   28        13,065      27          9,771         26          35,600      26         29,223
                          -----   ----------    -----    ----------       -----    -----------    ------   ----------
      Total                100%   $   46,416     100%    $   35,942        100%    $   137,546     100%    $  112,899
                          -----   ----------    -----    ----------       -----    -----------    ------   ----------

     (a) Amounts shown in the table for contract manufacturers in fiscal 1997 represent sales to those contract manufacturers. Amounts for contract manufacturers in fiscal 1998 are reflected in sales to the original equipment manufacturer (OEM) served by the contract manufacturer.
          Sales through the contract manufacturing channel were 26.3% and 21.6% of net sales for the three and nine month periods ended February 28, 1998.

Recent information, including press releases of OEM's, contract manufacturers, competitors and discussions with customers indicates there is a general slow-down in the electronics industry and that excess capacity exists in the domestic printed circuit industry. The slow-down may negatively impact the level and pricing of customer orders, including those in the Company's fourth quarter ended May 30, 1998. There can be no assurances that actions to increase and utilize manufacturing capacity, enhance product mix or increase sales to new and existing customers will be successful. The loss of one or more principal customers, significant pricing pressures, failure to fully utilize manufacturing capacity, changes in the mix of product sales or decline in customer demand could have a material adverse effect on the Company's business and financial performance.

As a result of recent economic events in Asia, many Asian printed circuit board manufacturing plants have excess capacity. Some of these Asian companies are turning to the U.S. domestic market as a source of new customers to utilize that capacity. Historically, the Asian printed circuit suppliers have primarily competed in the less technologically advanced, six layer and lower market. The Company's customers are increasingly demanding more sophisticated products, which incorporate high technology and increasing layer counts. As a result, the Company expects its sales percentage of six layer and lower product to continue to decrease. The Company's focus continues to be on providing high technology products and processes, and it currently does not expect to encounter direct competition from Asian suppliers in the high technology segment of the printed circuit market in the near future. However, there can be no assurances that the Company's high technology focus will successfully insulate it from Asian competition.

As printed circuit technology increases, the Company expects its use of certain high performance raw materials to increase. These materials are often produced by a limited number of suppliers. From time to time, the Company has experienced difficulties in obtaining sufficient quantities of these materials. A significant shortage of these materials could have an adverse impact on the Company's sales and profitability.

Gross Margins. The Company's gross margin was 17.5% and 10.3% in the third quarters of fiscal 1998 and fiscal 1997, respectively, and 14.8% and 14.3% in the first nine months of fiscal 1998 and fiscal 1997, respectively. The improvement in gross margin was attributable to a higher sales volume, improved product pricing, improved product mix and cost reductions from the restructuring which occurred in the second quarter of fiscal 1998. The Company's gross margins are affected by various factors, including sales volumes, product mix, production yields, price changes and changes in the Company's cost structure.

In order to improve profitability, the Company will continue to focus on cost reductions and operational efficiencies. Expected cost savings from the restructuring which occurred in the previous quarter were realized this quarter and significant progress was made in reducing scrap costs. Manufacturing processes performed by subcontractors were substantially reduced in the third quarter of fiscal 1998, compared to the first two quarters of fiscal 1998. In addition, the Company continues to focus on sales of higher complexity products which generally have higher prices and gross margins. However, there can be no assurance that these efforts will result in higher sales or profits.

Restructuring Expense. Results of operations for the first nine months of fiscal 1998 included a $1,878 charge for the costs associated with a restructuring plan undertaken to improve the Company's profitability. Without the effect of the restructuring charge, operating income and diluted earnings per share for the first nine months of fiscal 1998 were $5,346 and $0.38, respectively.

The restructuring plan consisted of a work force reduction in the support and administrative functions, the write-down of certain manufacturing equipment, and other miscellaneous costs. The charge for the work force reduction of approximately $700 included the reduction of 85 positions in the Company's support and administrative functions, including purchasing, materials, administration and computer automated tooling. No direct manufacturing jobs were eliminated. In connection with the restructuring plan, the Company analyzed its manufacturing equipment based on Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets To Be Disposed Of", and based on that analysis, recorded a charge for the write-off of approximately $1,100 of manufacturing equipment located primarily at the Company's Loveland, Colorado facility. In the third quarter of fiscal 1998, the Company paid all outstanding liabilities associated with the workforce reduction, which had been accrued at the end of the second quarter of fiscal 1998, and realized pre-tax savings of approximately $1,100 related to the restructuring plan.

Engineering. Engineering expenses were $1,441 and $1,414 in the third quarters of fiscal 1998 and 1997, respectively, and were 3.1% and 3.9% of net sales, respectively. Engineering expenses were $4,420 and $4,608 in the first nine months of fiscal 1998 and 1997, respectively, and were 3.2% and 4.1% of net sales, respectively.

Selling, General and Administrative. Selling, general and administrative expenses were $3,720 and $3,487 in the third quarters of fiscal 1998 and 1997, respectively, and were 8.0% and 9.7% of net sales, respectively. Selling, general and administrative expenses were $10,604 and $10,238 in the first nine months of fiscal 1998 and 1997, respectively, and were 7.7% and 9.1% of net sales, respectively. Selling, general and administrative expenses have increased principally as a result of increased sales and marketing personnel, and costs associated with the reorganization and relocation of the Company's sales force.

Interest and Other Expense, net. Interest and other expense, net was $591 and $540 in the third quarters of fiscal 1998 and 1997, respectively, and $1,700 and $1,241 for the first nine months of fiscal 1998 and 1997, respectively. The increases in the first nine months of fiscal 1998 primarily resulted from the issuance of $40,000 in senior notes in September 1996.

Income Taxes. In the first nine months of fiscal 1998, the Company recorded an income tax provision of $620. The Company estimates that its effective income tax rate for fiscal 1998 will be approximately 37%.

Liquidity and Capital Resources

Cash and short-term investments at February 28, 1998 were $21,928 compared with $25,097 at May 31, 1997. Working capital was $44,476 at February 28, 1997 compared with $45,586 at May 31, 1997.

Cash provided by operating activities in the first nine months of fiscal 1998 was $9,004, which primarily consisted of net income, adjustments for depreciation and amortization, the effect of the restructuring charge taken in the second quarter of fiscal 1998, collection of a tax refund, and increases in accounts receivable, inventories and accounts payable.

Cash used in investing activities in the first nine months of fiscal 1998 was $11,228, primarily consisting of $12,353 in capital expenditures for manufacturing equipment, $12,500 of purchases of short-term investments, and $13,594 of maturities of short-term investments. The Company's policy is to hold such short-term investments to maturity.

The Company has $40,000 outstanding under a private placement of senior unsecured notes with two insurance companies. The notes bear interest at 7.92%, payable on a semi-annual basis, with payment of principal in five equal annual installments commencing on September 15, 1999.

The Company has an unsecured $30,000 bank line of credit against which it had no borrowings at February 28, 1998. Borrowings under this line of credit would bear interest at the agent's prime or LIBOR based rates available at the time of borrowing (6.66% at February 28, 1998). The line of credit expires on September 30, 1998.

The senior unsecured notes and the line of credit include certain financial covenants (including minimum net worth, debt ratio, quick ratio and interest coverage requirements) and cross-default provisions. As of February 28, 1998, the Company was in compliance with all covenants.

The Company had capital commitments of approximately $15,470 at February 28, 1998, related to expansion of manufacturing capacity. This includes some amounts related to the expansion of the Forest Grove manufacturing facility, which is expected to cost approximately $21,000 and is scheduled for completion in the first half of fiscal 1999. The Company currently expects to finance the expansion with available resources.

The Company believes that its existing capital resources and cash generated from operations will be sufficient to meet its working capital and capital expenditure requirements for the next twelve months.

Year 2000 Disclosure

The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in its financial, shop-floor control and manufacturing systems. The inability of computer software programs to accurately recognize, interpret and process date codes designating the year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including interruption of the business operations these systems control. The Company is in the process of analyzing its internal computer-based systems to identify potential vulnerabilities and implement corrections or changes that may be required.

The Company also may be exposed to risks from computer systems of parties with which the Company transacts business. In response to this, the Company is taking steps, including contacting its major suppliers, to determine the extent to which the Company may be vulnerable to those parties' failure to remedy their own year 2000 issues and to ascertain what actions, if needed, may be taken by the Company in response to such risks.

The Company has expended and will continue to expend appropriate resources to address this issue on a timely basis. The analysis is expected to be completed by the second quarter of fiscal 1999, and until that time, no estimate of the expected total cost of this effort can be made. Furthermore, there can be no assurances that unknown costs ultimately necessary to update systems or address potential system interruptions will not have a material adverse effect on the Company's business, financial condition or results of operations.

Forward-looking Statements

Information set forth in this Quarterly Report on Form 10-Q relating to the remainder of fiscal year 1998 and beyond, including Company goals with respect to cost savings, customer diversification, orders from new customers, changes in product mix and increases in manufacturing capacity constitute forward-looking statements. Information contained in forward-looking statements is based on current expectations and is subject to change and may differ materially from actual results.

From time to time, information provided by the Company or statements made by its employees may contain other forward-looking information that involves a number of risks and uncertainties. Factors that could cause actual results to differ materially from the forward-looking information include, but are not limited to, the matters discussed in this Form 10-Q as well as the following: customer demand; risks of business conditions and growth in the general economy, and the electronic and interconnect industries; delays in the completion of the expansion project; raw material availability; unrealized cost savings; capacity constraints; idle capacity; production delays; product mix; the highly competitive interconnect environment; the ability to attract new customers; cancellation or reduction of orders; pricing pressures, customer acceptance of new technologies; costs and yield issues associated with production; the ability to attract and retain a talented workforce; ability to execute financing strategies; unanticipated costs associated with any required modifications to the Company's computer systems and associated software related to the Year 2000 issue; and other risks listed from time to time in the Company's Securities and Exchange Commission reports or otherwise disclosed by the Company. Any forward-looking statements should be considered in light of these factors. Forward looking statements speak only as of date made. The Company undertakes no obligation to publicly release the results of any revision to forward looking statements which may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.



                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits filed as part of this report are listed below:

       Exhibit
           No.
       -------
         27.1       Financial Data Schedule
         27.2       Restated Financial Data Schedule


     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended February
28, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of April, 1998.


                                  MERIX CORPORATION


                                  By: /s/ JOSEPH H. HOWELL
                                      ------------------------------------------
                                      Joseph H. Howell
                                      Senior Vice President and Chief Financial
                                      Officer (Principal Financial Officer)