Form 10-K405
period 1998-05-30
MERIX CORP
filed 1998-08-06
CIK 921365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 30, 1998

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

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                    Series A Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 1, 1998 was $41.3 million based upon the composite closing price of the Registrant's Common Stock on the Nasdaq National Market System on that date.

The number of shares of the Registrant's Common Stock outstanding as of July 1, 1998 was 6,202,114 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement in connection with its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                MERIX CORPORATION
                                    FORM 10-K

                                TABLE OF CONTENTS

Part I                                                                      Page

     Item 1.    Business                                                       2

     Item 2.    Properties                                                     6

     Item 3.    Legal Proceedings                                              7

     Item 4.    Submission of Matters to a Vote of Security Holders            7

Part II

     Item 5.    Market for the Registrant's Common Stock and
                Related Stockholder Matters                                    7

     Item 6.    Selected Financial Data                                        8

     Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            9

     Item 7A.   Quantitative and Qualitative Disclosure About Market Risk     15

     Item 8.    Financial Statements and Supplementary Data                   15

     Item 9.    Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure                           30

Part III

     Item 10.   Directors and Executive Officers of the Registrant            30

     Item 11.   Executive Compensation                                        30

     Item 12.   Security Ownership of Certain Beneficial
                Owners and Management                                         30

     Item 13.   Certain Relationships and Related Transactions                30

Part IV

     Item 14.   Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K                                       30

                Signatures                                                    34

                                     PART I

ITEM 1. BUSINESS.

Merix Corporation (Merix or the Company) is a leading manufacturer of advanced printed circuit boards for use in sophisticated electronic equipment. Principal markets served by the Company include the communications, computer, industrial and medical instrumentation segments of the electronics industry.

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

Electronic Interconnect Industry Overview

Printed circuits, including rigid and flexible printed circuits, are the basic platforms used to connect the microprocessors, integrated circuits and other components essential to the functioning of electronic equipment. These products consist of patterns of electrical circuitry etched from copper laminated to a board made of insulating material. The manufacture of these and other complex interconnect products requires increasingly sophisticated engineering and manufacturing expertise and substantial capital investment. This has contributed to increasing reliance by original equipment manufacturers (OEMs) on independent manufacturers for such products.

According to industry reports, the U.S. domestic market for all interconnect products was approximately $8.6 billion in 1997, including both "captive" and "independent" producers. Captive producers are typically divisions of larger OEMs that manufacture interconnect products for use in their own product lines. Independent producers, such as the Company, manufacture interconnect products for multiple OEMs, and represented approximately 93% of the U.S. domestic market revenues in 1997. The market share of independent producers has increased in recent years as OEMs have found that independent producers can often provide greater flexibility, higher levels of responsiveness and faster delivery at a lower overall cost than their own captive operations.

Historically, the industry has been highly fragmented. Increasing technology demands and resulting demands for capital investment are expected to continue to contribute to a growing trend toward consolidation of independent producers.

Customers, Marketing and Sales

The Company's customers include a diversified base of leading OEMs in the industrial and medical instrumentation, computer, and communications segments of the electronics industry. These customers often use leading-edge technologies and their product requirements generally drive the advancement of electronic interconnect manufacturing technology.

The Company also manufactures and sells products to contract manufacturers such as Benchmark Electronics, Inc., Celestica, Inc., Solectron Corporation, and SCI Systems, Inc. which assemble components on the products for resale to OEMs. The Company seeks to expand existing relationships and establish relationships with other customers in the contract manufacturing channel to gain access to more OEM customers.

The Company seeks to develop strategic relationships with its customers and markets its products and services through a field-based direct sales force as well as manufacturers' representatives. The Company's applications engineers provide advice to customers with respect to applicable technology, manufacturability of designs and cost implications.

The Company believes continuous improvement in product technology is essential to satisfy customer needs. To gain knowledge of future technology needs, the Company holds technology planning and review meetings with its major customers, attends technical conferences and trade shows, and has hosted conferences with its customers and suppliers. These activities also enhance the Company's visibility in the marketplace.

In fiscal year 1998, five companies represented approximately 75.1% of net sales. Hewlett-Packard Company (HP), Tektronix, Inc., Teradyne, Inc., Motorola, Inc. and Storage Technology Corporation represented approximately 29.3%, 16.6%, 13.6%, 8.7% and 6.9% of net sales, in fiscal year 1998, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report.

The Company generally does not obtain long-term purchase orders or commitments from its customers, and the orders received by the Company usually require delivery within 90 days. However, many of the Company's customers have maintained long-term purchasing relationships with the Company.

Manufacturing and Engineering

Products

The Company's principal products are high-density, multilayer rigid printed circuits manufactured with materials ranging from standard fiberglass to high-performance substrate materials.

Fiberglass-based circuit boards are used in virtually all segments of the electronics industry and are manufactured at the Forest Grove and Loveland facilities. High-performance circuits are used in electronic products requiring high-speed and high-frequency interconnect solutions, such as cellular phone base stations and other communications, computing and instrumentation products and are manufactured primarily at the Company's Forest Grove and San Diego facilities. High-performance circuits are manufactured using specialty materials with properties that address the need for faster speeds, higher operating temperatures and higher frequencies. The Company has developed the expertise and specialized engineering processes required to manufacture high-performance circuits using a broad range of materials, including Teflon(R) and GETEK(R).

Manufacturing Processes

The manufacture of complex multilayer printed circuits involves the use of a variety of sophisticated production processes and equipment. In general, the Company receives circuit designs directly from its customers in the form of computer aided design files that it reviews to ensure manufacturability. Using these computer files, the Company generates images of the circuit patterns that it develops on individual layers using advanced photographic processes. Through a variety of plating and etching processes, the Company selectively adds and removes conductive and insulating materials forming horizontal layers of thin traces or circuits. A finished multilayer circuit board sandwiches (or laminates) together a number of layers of circuitry, using intense heat and pressure under vacuum. Vertical connections between layers are achieved by plating through small holes called vias. Vias are made by highly specialized equipment capable of achieving extremely fine tolerances with high accuracy.

The Company specializes in multilayer printed circuits with extremely fine geometries and tolerances. Because of the tolerances involved, the Company uses clean rooms in certain manufacturing processes where tiny particles can create defects on the circuit patterns, and uses automated optical inspection (AOI) to ensure consistent quality.

As OEMs continue to design more sophisticated electronics equipment requiring more complex printed circuits, the average number of layers of circuitry in the printed circuits manufactured by the Company has increased from about six in fiscal year 1997 to eight layers in fiscal year 1998. In December 1997, the Company approved a major expansion of its Forest Grove manufacturing facility, primarily to support the growing demand for printed circuits with higher layer counts. See "Management's Discussion and Analysis-Net Sales" in Item 7 of this Report.

The Company uses total quality management systems to meet the highest industry standards for product quality. The Company has remained ISO 9001 certified since 1992, when it was the first independent circuit board operation in the United States to be certified to this level of international quality standards. In May 1996, the Company's Forest Grove facility received the Shingo Prize for Manufacturing Excellence. The Shingo Prize is awarded annually by the National Association of Manufacturers to recognize North American domestic manufacturing companies that demonstrate excellence in manufacturing leading to quality enhancement, productivity improvement, and customer satisfaction.

The Company operates on a twenty-four hour, five or six day manufacturing work week schedule, with non-scheduled days reserved for maintenance.

Supplier Relationships

Historically, the majority of raw materials used in the manufacture of the Company's products have been readily available. As printed circuit technology increases, the Company expects its use of certain high- performance raw materials to increase. These materials are often produced by a limited number of suppliers. From time to time, the Company has experienced difficulties in obtaining sufficient quantities of these materials. A significant shortage of these materials could have an adverse impact on the Company's sales and profitability. To date, material shortages or price fluctuations have not had a materially adverse effect on the Company.

In order to reduce lead times and inventory carrying costs, to enhance the quality and reliability of the supply of raw materials and to reduce transportation and other logistics costs, the Company has entered into strategic relationships with certain of its suppliers of laminates, raw materials and services. Matsushita Electronics Materials, a key laminate supplier, operates an 82,000 square foot factory adjacent to the Company's Forest Grove facility to produce laminates previously imported by the Company from Japan. Insulectro, a supplier of raw materials and services, operates a warehouse distribution center adjacent to the Company's Forest Grove facility. In addition, Probe Test Fixtures, Inc. provides on-site electrical test services to the Company's Forest Grove facility.

The Company strives to develop and maintain good working relationships with its key suppliers to enhance operation of the business. Supplier management programs drive improvements and cost reductions. These programs include, but are not limited to, quarterly review meetings, joint product and process development, and participation in meetings with the Company's key and strategic customers.

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

Certain waste products generated by the Company's manufacturing facilities require further treatment or controlled disposal. The Company sends its waste materials to approved third parties for recycling, reclaim, treatment or disposal.

The Company believes that its environmental management complies with all current environmental protection requirements in all material respects. However, there can be no assurance that violations will not occur in the future. Further, to the extent that environmental laws change, environmental expenditures could increase.

Backlog

The Company's 90 day backlog was approximately $15.8 million at the end of fiscal year 1998 and $26.4 million at the end of fiscal year 1997. A substantial portion of the Company's backlog is typically scheduled for delivery within 60 days. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement, and a significant portion of the Company's backlog is subject to cancellation or postponement without significant penalty. Variations in the size, timing and delivery schedule of purchase orders received by the Company, as well as changes in customers' delivery requirements, may result in substantial fluctuations in backlog from period to period. Accordingly, the Company's backlog is not necessarily indicative of future quarterly or annual financial results.

Competition

Competitive factors in the market for printed circuits include product quality, technological capability, responsiveness to customers in delivery and service, and price. The Company believes its primary competitive strengths are its ability to provide a wide array of interconnect products at a high quality within a shorter delivery cycle time, engineering and manufacturing expertise, and customer service and support.

The printed circuit industry in the United States is highly fragmented. An industry source estimates there are approximately 700 companies producing circuit boards in the United States. According to an industry source, the top nine merchant suppliers accounted for approximately 32% of total circuit board sales by independent suppliers in 1997. Increasing technology demands and resulting demands for capital investment are expected to continue to contribute to a growing trend toward consolidation of independent producers.

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

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company.

Name                       Age      Position
----                       ---      --------
Deborah A. Coleman          45      Chair, Chief Executive Officer, President
                                      and acting Chief Financial Officer
Mark R. Hollinger           40      Senior Vice President - Operations
Joseph Reichbach            53      Senior Vice President - Sales and Marketing
Terri L. Timberman          40      Vice President - Human Resources and Quality
Samuel R. DeSimone, Jr.     38      Vice President -  Corporate Development and
                                    Secretary

Deborah A. Coleman serves as Chair of the Board of Directors, Chief Executive Officer, President and, since April 1998, acting Chief Financial Officer of the Company. From November 1992 to the inception of the Company, Ms. Coleman served as Vice President, Materials Operations of Tektronix, where she led worldwide procurement, distribution, component engineering and component manufacturing operations. Prior to joining Tektronix, Ms. Coleman held various positions at Apple Computer, Inc. for 11 years, including Chief Financial Officer, Vice President Information Systems & Technology, and Vice President of Operations. Ms Coleman serves on the Board of Directors of Applied Materials, Inc., and Synopsys, Inc.

Mark R. Hollinger serves as Senior Vice President - Operations of the Company. From October 1994 until joining the Company in September 1997, Mr. Hollinger served as Vice President of Operations at Continental Circuits Corporation. Prior to October 1994, Mr. Hollinger held various manufacturing and management positions at IBM Corporation.

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

Samuel R. DeSimone, Jr. serves as Vice President - Corporate Development and Secretary of the Company. From 1990 until joining the Company in September 1995, Mr. DeSimone was a partner at the law firm of Lane Powell Spears Lubersky in Portland, Oregon. Prior to 1990, Mr. DeSimone worked for the law firm of Testa, Hurwitz & Thibeault in Boston, Massachusetts.

Employees

As of May 30, 1998 the Company had a total of 1,454 employees, of which 1,350 were regular employees and 104 were temporary agency employees. None of the Company's employees are represented by a labor union. The Company has never experienced an employee-related work stoppage. The Company believes its relationship with its employees is good. The Company also believes the continued hiring and retention of engineers and management personnel is integral to the success of the Company.

ITEM 2. PROPERTIES.

The Company owns a 73-acre industrial land site located in Forest Grove, Oregon on which a 174,000-square-foot manufacturing facility, a 6,300-square-foot waste treatment facility and a 62,500-square-foot administration and training facility are located. Pursuant to a trust deed granted by the Company to Tektronix, such site is subject to a mortgage securing the Company's obligation to repay $10 million pursuant to a note payable to Tektronix in connection with the Acquisition. Additionally the Company owns a 37,500-square-foot building approximately one mile from the Forest Grove manufacturing facility.

The Company uses approximately 20,000 square feet of this building for manufacturing operations, including electrical testing, final inspection and shipping.

The Company leases 120,000 square feet of manufacturing space from HP pursuant to a five year lease entered into in connection with the Company's acquisition of the Loveland facility in October 1995. In connection with the acquisition of the Soladyne operation from Rogers Corporation in December 1995, the Company assumed a lease for the 37,000-square-foot manufacturing facility housing the acquired operations, which expires in February 2001. See Note 15 of the "Notes to Financial Statements" in Item 8 of this Report.

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



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

The Company's Common Stock is traded on the Nasdaq National Market System under the symbol MERX. The range of the high and low prices for the Company's Common Stock as reported on the Nasdaq National Market System for the eight most recent fiscal quarters was as follows:

                                             High        Low
               Fiscal year 1998:
                   Quarter 4               $ 20.50    $ 11.62
                   Quarter 3                 16.75      13.62
                   Quarter 2                 19.50      13.75
                   Quarter 1                 18.50      15.75

               Fiscal year 1997:
                   Quarter 4               $ 18.88    $ 13.00
                   Quarter 3                 20.13      15.25
                   Quarter 2                 22.38      13.75
                   Quarter 1                 31.50      16.25

As of July 6, 1998 there were 119 shareholders of record and approximately 3,300 beneficial shareholders.

The Company has never declared any cash dividends. The Company currently intends to retain all future earnings, if any, for use in the Company's business and, accordingly, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Financial information for fiscal year 1994 relates to the Circuit Board Division of Tektronix, and is not necessarily indicative of the results that would have occurred had the Division operated as a separate entity in that fiscal year.

                                            1998         1997         1996         1995     1994 (1)
                                       ---------    ---------    ---------    ---------    ---------
                                                  (In thousands, except per share data)
     Statement of Income Data:
     Net sales                         $ 178,620    $ 156,184    $ 155,634    $ 101,448    $  78,442
     Net income                            2,138          321       12,793       10,564        6,791
     Basic earnings per share          $    0.35    $    0.05    $    2.10    $    1.74    $    1.12
     Diluted earnings per share        $    0.34    $    0.05    $    1.98    $    1.67    $    1.12

     Balance Sheet Data:
     Working capital                   $  40,755    $  45,586    $  34,841    $  34,201     $ 28,215
     Total assets                        135,168      130,449      111,170       69,597       52,254
     Long-term debt, less current
       portion                            40,000       42,390       26,670        6,427        8,073
     Shareholders' equity                 70,191       67,416       66,353       52,319       38,093

     (1) Earnings per share for fiscal year 1994 is pro forma based on the initial 6,055 shares outstanding following the Acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations (Dollars in thousands)

Results of operations information in dollars and as a percentage of net sales are as follows:

                                                                              Percentage of Net Sales
                                                                         -----------------------------------
                                       1998         1997         1996         1998         1997         1996
                                  ---------    ---------    ---------    ---------    ---------    ---------
Net sales                         $ 178,620    $ 156,184    $ 155,634        100.0%       100.0%       100.0%
Cost of sales                       151,100      134,328      118,234         84.6         86.0         76.0
                                  ---------    ---------    ---------    ---------    ---------    ---------
Gross profit                         27,520       21,856       37,400         15.4         14.0         24.0
Operating expenses:
  Engineering                         5,854        6,013        5,019          3.3          3.9          3.2
  Selling, general and
    administrative                   14,266       13,822       11,399          8.0          8.8
                                                                                                         7.3
   Restructuring expense              1,878            -            -          1.0            -            -
                                  ---------    ---------    ---------    ---------    ---------    ---------
  Total operating expenses.          21,998       19,835       16,418         12.3         12.7         10.5
                                  ---------    ---------    ---------    ---------    ---------    ---------
Operating income                      5,522        2,021       20,982          3.1          1.3         13.4
Interest income                       1,432        1,380          950          0.8          0.9          0.6
Interest expense                      3,313        3,247        1,333          1.8          2.1          0.8
Other income (expense), net            (290)         137         (260)        (0.2)         0.1         (0.2)
                                  ---------    ---------    ---------    ---------    ---------    ---------
Income before taxes                   3,351          291       20,339          1.9          0.2         13.0
Income tax (expense) benefit         (1,213)          30       (7,546)        (0.7)           -         (4.8)
                                  ---------    ---------    ---------    ---------    ---------    ---------
Net income                        $   2,138    $     321    $  12,793          1.2%         0.2%         8.2%
                                  =========    =========    =========    =========    =========    =========


Sales by market segments and largest customers in dollars and as a percent of net sales are as follows:

                                                                              Percentage of Net Sales
                                                                         -----------------------------------
                                       1998         1997         1996         1998         1997         1996
                                  ---------    ---------    ---------    ---------    ---------    ---------
Market Segments
   Computers                      $  49,880    $  42,998    $  33,206         27.9%        27.5%        21.3%
   Communications                    46,735       32,406       43,798         26.2         20.7         28.2
   Test and Instruments              75,247       54,263       55,828         42.1         34.8         35.9
   Contract Manufacturers (a)             -       23,134       20,606            -         14.8         13.2
   Other                              6,758        3,383        2,196          3.8          2.2          1.4
                                  ---------    ---------    ---------    ---------    ---------    ---------
     Total                        $ 178,620    $ 156,184    $ 155,634        100.0%       100.0%       100.0%
                                  =========    =========    =========    =========    =========    =========
Largest Customers
   Hewlett-Packard Company        $  52,361    $  39,693    $  29,100         29.3%        25.4%        18.7%
   Tektronix, Inc.                   29,688       28,766       32,010         16.6         18.4         20.6
   Teradyne, Inc.                    24,310       13,885       16,389         13.6          8.9         10.5
   Motorola, Inc.                    15,553       20,321       30,427          8.7         13.0         19.5
   Storage Technology Corp.          12,272       12,341        9,491          6.9          7.9          6.1
   Other                             44,436       41,178       38,217         24.9         26.4         24.6
                                  ---------    ---------    ---------    ---------    ---------    ---------
     Total                        $ 178,620    $ 156,184    $ 155,634        100.0%       100.0%       100.0%
                                  =========    =========    =========    =========    =========    =========

     (a)  Amounts shown in the table for contract manufacturers in fiscal years
          1997 and 1996 represent sales to those contract manufacturers. Amounts for contract manufacturers in fiscal year 1998 are reflected in sales to the original equipment manufacturer (OEM) served by the contract manufacturer. Sales through the contract manufacturing channel were $42,413 (23.7% of net sales) in fiscal year 1998.

Comparison of Fiscal Years 1998 and 1997 (Dollars in thousands, except per share amounts)

Fiscal Year. The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 1998 was a 52-week year, fiscal year 1997 was a 53-week year.

Net Sales. Net sales for fiscal year 1998 were $178,620 compared to $156,184 in fiscal year 1997. The increase in sales was primarily attributable to a higher level of demand for the Company's products and an improvement in the product mix, including increased sales of higher layer count, higher priced products.

A general slow-down in the electronics industry and excess capacity in the domestic printed circuit industry negatively impacted the level and pricing of customer orders in the Company's fourth quarter ended May 30, 1998. Net sales were $41,074 in the fourth quarter of fiscal 1998 compared to $46,416 in the third quarter of fiscal 1998 and $43,285 in the fourth quarter of fiscal 1997. The Company believes the decrease in demand and accompanying pricing pressures, which it primarily attributes to the economic crisis in Asia, delays in new product production, and excess inventory in the industries it serves, will continue through at least the second quarter of fiscal year 1999. The Company has previously announced that it expects a loss in its first fiscal quarter ending August 29, 1998.

As a result of recent economic events in Asia, many Asian printed circuit board manufacturing plants have excess capacity and they generally have lower production costs than those of the Company. Some of these Asian companies are turning to the U.S. domestic market as a source of new customers to utilize that capacity. This additional competition in the domestic printed circuit market, together with lower customer demand, is creating intensified pricing pressures from both international and U.S. competitors in many of the markets in which the Company competes. Historically, the Asian printed circuit suppliers have primarily competed in the less technologically advanced, six layer and lower market, although recently they have expanded their technology to include eight layer printed circuits. The Company's customers are demanding more sophisticated products, which incorporate high technology and increasing layer counts. As a result, the Company expects its sales percentage of six layer and lower product to continue to decrease. The Company's focus continues to be on providing high technology products and processes, and it currently does not expect to encounter direct competition from Asian suppliers in the high technology segment of the printed circuit market in the near future. However, the Company's basic interconnect technology is generally not subject to significant proprietary protection, and companies with significant resources may develop expertise in these higher technology processes and products and compete with the Company. Increased competition could result in price reductions, reduced margins or loss of market share, which could materially adversely affect the Company's business, financial condition and results of operations.

During the first three quarters of fiscal year 1998, manufacturing constraints limited the capacity available to meet the production needs of the Company's current and new customers. In response, in December 1997, the Company announced plans for a major expansion of its Forest Grove manufacturing capacity, expected to cost approximately $21,000. Approximately $6,500 of the total cost is for the retrofit of existing manufacturing facilities and the remainder is for the purchase and installation of new manufacturing equipment. The expansion has been underway since January 1998 and was originally expected to be completed in the first half of fiscal year 1999. The expansion is expected to provide capacity for approximately $35,000 to $40,000 of additional sales annually. Due to weak demand which began in the fourth quarter of fiscal year 1998, the Company is delaying the project timeline and now expects the expansion project to be completed in the last half of fiscal year 1999. Although the electronics industry is currently experiencing a downturn, the Company believes that higher levels of customer demand will return and the completion of the expansion project will position the Company to take advantage of the industry rebound. However, the Company's current expansion of its manufacturing capacity will increase its fixed costs, and the future profitability of the Company will in part depend on its ability to utilize its manufacturing capacity in an effective manner. The failure to successfully integrate, manage and utilize additional manufacturing capacity could adversely affect the Company's business, financial condition and results of operations.

Historically, the Company's sales have been concentrated in relatively few customers. As shown in the table on page 9 of this Report, the Company's five largest customers comprised 75.1%, 73.6% and 75.4% of net sales for fiscal years 1998, 1997 and 1996, respectively. One of the Company's objectives is to diversify its customer base, as well as to pursue opportunities in other divisions of its existing customers, in order to grow sales and reduce the risks associated with a concentration of sales to a relatively small number of customers. The loss of one or more principal customers or a change in the mix of product sales could have a material adverse effect on the Company's business, financial condition and results of operations.

The level and timing of orders placed by the Company's customers vary due to many factors, including customer attempts to manage inventory, timing of new product introductions and variation in demand for customer products. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it anticipates the future volume of orders based on discussions with its customers. The Company uses these estimates of anticipated future orders to determine the amount and mix of products that it intends to manufacture. A variety of conditions may cause customers to cancel, reduce or delay orders that were previously placed or anticipated. A significant portion of the Company's backlog at any time may be subject to cancellation or postponement without significant penalty. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by one or more customers, or the failure of one or more customers to order products at levels anticipated by the Company, could result in excess or obsolete inventory and lower sales which could materially adversely affect the Company's business, financial condition and results of operations. See "Business - Backlog" in Item 1 of this Report.

Gross Margins. The Company's gross margin was 15.4% in fiscal year 1998, compared with 14.0% in fiscal year 1997. The improvement in gross margin was attributable to a higher sales volume, improved product pricing, improved product mix, reduced materials costs and cost reductions resulting from the restructuring which occurred in the second quarter of fiscal year 1998. The Company's gross margins are affected by various factors, including sales volumes, product mix, production yields, price changes and changes in the Company's cost structure.

The Company expects that its gross margin will decrease in the first quarter of fiscal year 1999 due to under-utilization of its manufacturing capacity and accompanying pricing pressures attributable to excess capacity in the industry. See "Net Sales" above. Expected cost savings from the restructuring which occurred in the second quarter of fiscal year 1998 were realized during the second half of fiscal year 1998, significant progress has been made in reducing scrap costs and manufacturing processes performed by subcontractors were substantially reduced in the second half of fiscal year 1998. The Company will continue to focus on other cost reductions and operational efficiencies, including controls on all discretionary spending, plant shutdowns and periodic mandatory days off for its employees. In addition, the Company continues to focus on sales of higher complexity products which generally have higher prices and gross margins. However, there can be no assurance that these efforts will result in higher sales or profits.

Restructuring Expense. Results of operations for fiscal year 1998 included a $1,878 charge for the costs associated with a restructuring plan, announced in the second quarter of fiscal year 1998, undertaken to improve the Company's profitability.

The restructuring plan consisted of a work force reduction in the support and administrative functions, the write-down of certain manufacturing equipment, and other miscellaneous costs. The charge for the work force reduction of approximately $700 included the reduction of 85 positions in the Company's support and administrative functions, including purchasing, materials, administration and computer automated tooling. No direct manufacturing jobs were eliminated. As of May 30, 1998, all outstanding liabilities associated with the workforce reduction had been paid. In connection with the restructuring plan, the Company analyzed its manufacturing equipment based on Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets To Be Disposed Of", and based on that analysis, recorded a non-cash charge for the write-off of approximately $1,100 of manufacturing equipment located primarily at the Company's Loveland, Colorado facility.

Engineering. Engineering expenses were $5,854 and $6,013, respectively, and were 3.3% and 3.9% of net sales, respectively, in fiscal years 1998 and 1997.

Selling, General and Administrative. Selling, general and administrative expenses were $14,266 and $13,822 in fiscal years 1998 and 1997, respectively, and were 8.0% and 8.8% of net sales, respectively. Selling, general and administrative expenses have increased principally as a result of increased sales and marketing personnel, and costs associated with the reorganization and relocation of the Company's sales force.

Interest Income. Interest income remained relatively constant at $1,432 and $1,380 in fiscal years 1998 and 1997, respectively.

Interest Expense. Interest expense was $3,313 and $3,247 in fiscal years 1998 and 1997, respectively. The increase in fiscal year 1998 was principally due to a full year of interest expense related to the issuance of $40,000 in senior notes in September 1996.

Income Taxes. The Company's effective tax rate was approximately 36% in fiscal year 1998 compared to (10)% in 1997. In fiscal year 1997, the Company had lower pretax income and higher tax exempt interest income in relation to such pretax income. The Company expects its effective tax rate to be approximately 39% in fiscal year 1999. The anticipated rate for fiscal year 1999 is higher than that of fiscal year 1998 due to the reduction in the 1998 Oregon state statutory rate resulting from the refunding of excess income taxes collected in prior years.

Comparison of Fiscal Years 1997 and 1996  (In thousands)

Fiscal Year. The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 1997 was a 53-week year and fiscal year 1996 was a 52-week year.

Net Sales. Net sales for fiscal year 1997 of $156,184 were relatively flat with net sales of $155,634 in fiscal 1996, due principally to a decrease in sales to certain of the Company's significant customers, largely offset by an increase in sales to HP resulting from a full year of operations at the Loveland site (see above table). Sales to Motorola, Inc. decreased due to a transition to a new generation of its cellular base station products, which have lower margins. Sales to Teradyne, Inc. (Teradyne) decreased in fiscal year 1997 due to a decline in Teradyne's sales to its customers as a result of a softening in the semiconductor industry earlier in the year.

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

The level and mix of sales were the major factors in determining the Company's 1997 gross margin. High-performance products are generally more complex and carry higher margins than the Company's standard fiberglass products. The product mix in fiscal year 1997 included a greater proportion of lower priced, lower margin products than in fiscal year 1996.

Engineering. Engineering expenses were $6,013 and $5,019 in fiscal years 1997 and 1996, respectively, and were 3.9% and 3.2% of net sales, respectively. Engineering expenses have increased due to additional engineering staff as a result of the acquisitions of the Loveland and Soladyne operations in fiscal year 1996.

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

Liquidity and Capital Resources (In thousands)

Cash and short-term investments at May 30, 1998 were $22,899, compared to $25,097 at May 31, 1997. Working capital was $40,755 at May 30, 1998 compared to $45,586 at May 31, 1997.

Cash provided by operating activities in fiscal year 1998 was $16,870, which primarily consisted of net income, adjusted for non-cash charges, a decrease in accounts receivable and an increase in inventories. Accounts receivable decreased due primarily to a lower level of sales in the fourth quarter of fiscal year 1998 and inventories increased due primarily to an increase in finished goods.

Cash used in investing activities in fiscal year 1998 was $18,174, primarily consisting of $18,466 in capital expenditures primarily for manufacturing equipment, $13,500 of purchases of short-term investments, and $14,591 of maturities of short-term investments. The Company's policy is to hold such short-term investments to maturity.

The Company has $40,000 outstanding under a private placement of senior unsecured notes with two insurance companies. The notes bear interest at 7.92%, payable on a semi-annual basis, with payment of principal in five equal annual installments commencing on September 15, 1999.

The Company has an unsecured $30,000 bank line of credit against which it had no borrowings at May 30, 1998. Borrowings under this line of credit would bear interest at the agent's prime or LIBOR based rates available at the time of borrowing (6.88% at May 30, 1998). The line of credit expires on September 30, 1998.

The senior unsecured notes and the line of credit include certain financial covenants (including minimum net worth, debt ratio, quick ratio and interest coverage requirements) and cross-default provisions. As of May 30, 1998, the Company was in compliance with all covenants. However, significant losses in the first quarter of fiscal year 1999 would cause the Company to fail to meet certain of the financial covenants. The Company intends to negotiate amendments to or waivers of these financial covenants and to extend the line of credit, but no assurance can be given that the Company will be successful in these efforts. If the Company fails to comply with the covenants and the covenants are not amended or waived, the notes could become immediately due in full and borrowings would not be available under the line of credit. If the Company can successfully renegotiate the financial covenants in the notes and line of credit and extend the line of credit, the Company believes that its existing capital resources and cash generated from operations should be sufficient to meet its working capital and capital expenditure requirements during its 1999 fiscal year.

The Company had capital commitments of approximately $12,200 at May 30, 1998, primarily related to expansion of manufacturing capacity. This includes certain amounts related to the expansion of the Forest Grove manufacturing facility. Due to weak demand as discussed in "Net Sales" beginning on page 10 of this Report, the Company is delaying the project timeline and now expects the expansion project to be completed in the last half of fiscal year 1999. The Company currently expects to finance the expansion with available resources.

Year 2000 Disclosure

The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in its financial, shop-floor control and manufacturing equipment control systems. The inability of computer software programs to accurately recognize, interpret and process date codes designating the year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including interruption of the business operations these systems control. The Company is in the process of analyzing its internal computer-based systems and manufacturing equipment to identify potential vulnerabilities and implement corrections or changes that may be required.

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

The Company has expended and will continue to expend appropriate resources to address this issue on a timely basis. The analysis is expected to be completed by the second quarter of fiscal year 1999, and until that time, no estimate of the expected total cost of this effort can be made. Furthermore, there can be no assurances that unknown costs ultimately necessary to update systems or address potential system interruptions will not have a material adverse effect on the Company's business, financial condition or results of operations.

Forward-looking Statements

Information set forth in this Annual Report on Form 10-K relating to fiscal year 1999 and beyond, including the Company's plans and expectations with respect to cost savings, customer diversification, changes in product mix, customer demand and increases in manufacturing capacity, constitute forward-looking statements. Information contained in forward-looking statements is based on current expectations and is subject to change, and actual results may differ materially from the forward-looking statements.

Many factors could cause actual results to differ materially from the forward-looking information. Items 1 and 7 of this Annual Report on Form 10-K discuss certain of these factors, including the general slow-down in the electronics industry and the economic events in Asia; the recent decline in customer orders and the Company's excess capacity; pricing and other competitive pressures in the industry; risks related to the Company's capacity expansion project; customer concentration and difficulties in diversifying the customer base; increases in finished goods inventory; declines in backlog; risks related to customer cancellation, postponement or reduction of orders; the effects of the restructuring; negotiations relating to the Company's loan agreements; the ability to attract and retain a talented workforce; unanticipated costs associated with any required modifications to the Company's manufacturing equipment computer systems and associated software related to the Year 2000 issue; plant shutdowns; and unanticipated costs to comply with environmental laws. Other factors include business conditions and growth in the general economy and the electronic and interconnect industries; raw material availability; production delays; product mix; customer acceptance of new technologies; costs and yield issues associated with production; the ability to execute financing strategies; and other risks listed from time to time in the Company's Securities and Exchange Commission reports or otherwise disclosed by the Company. Any forward-looking statements should be considered in light of these factors. Forward-looking statements speak only as of date made. The Company undertakes no obligation to publicly release the results of any revision to forward-looking statements which may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                MERIX CORPORATION

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Merix Corporation

We have audited the accompanying balance sheets of Merix Corporation as of May 30, 1998 and May 31, 1997 and the related statements of income, shareholders' equity, and cash flows for the years ended May 30, 1998, May 31, 1997 and May 25, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Merix Corporation as of May 30, 1998 and May 31, 1997, and the results of its operations and its cash flows for the years ended May 30, 1998, May 31, 1997 and May 25, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Portland, Oregon
June 25, 1998 (June 30, 1998 regarding stock option repricing, see Note 4)

                                MERIX CORPORATION
                                 BALANCE SHEETS
                                 (In thousands)

                                                                                       May 31
                                                                                  1998              1997
                                                                            ----------        ----------
ASSETS
Current assets:
    Cash and cash equivalents (Note 2)                                      $   15,430        $   16,537
    Short-term investments (Notes 2 and 5)                                       7,469             8,560
    Accounts receivable, net of allowance of  $259
       and $332, respectively (Note 5)                                          19,303            21,066
    Accounts receivable - affiliates (Note 14)                                   2,501             3,091
    Inventories (Notes 2 and 6)                                                 10,795             8,642
    Income tax refund receivable (Note 11)                                         759             2,308
    Deferred tax asset (Note 11)                                                 1,577             1,410
    Other current assets                                                         2,454             1,817
                                                                            ----------        ----------
    Total current assets                                                        60,288            63,431

Property, plant and equipment, net (Notes 2 and 7)                              70,262            63,398
Goodwill, net of accumulated amortization of $432 and $265
   (Notes 2 and 3)                                                               2,027             2,292
Other assets                                                                     2,591             1,328
                                                                            ----------        ----------
Total assets                                                                $  135,168        $  130,449
                                                                            ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $  10,584         $  10,011
    Accrued compensation                                                         2,512             3,084
    Current portion of long-term debt (Note 8)                                   4,529             2,260
    Other accrued liabilities                                                    1,908             2,490
                                                                            ----------        ----------
    Total current liabilities                                                   19,533            17,845

Long-term debt  (Note 8)                                                        40,000            42,390
Deferred tax liability (Note 11)                                                 4,171             1,525
Other liabilities                                                                1,273             1,273
                                                                            ----------        ----------
    Total liabilities                                                           64,977            63,033
                                                                            ----------        ----------

Commitments and contingencies (Note 15)                                              -                 -

Shareholders' equity (Notes 9 and 10):
    Preferred stock, no par value; authorized 10,000 shares;
       none issued                                                                   -                 -
    Common stock, no par value; authorized 50,000 shares; issued
       and outstanding 1998: 6,203 shares, 1997: 6,167 shares                   44,625            44,360
    Unearned compensation                                                         (250)             (622)
    Retained earnings                                                           25,816            23,678
                                                                            ----------        ----------
    Total shareholders' equity                                                  70,191            67,416
                                                                            ----------        ----------
Total liabilities and shareholders' equity                                  $  135,168        $  130,449
                                                                            ==========        ==========


               See the accompanying Notes to Financial Statements.

                                MERIX CORPORATION
                              STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                           Years ended May 31
                                                                     1998            1997           1996
                                                                ---------       ---------      ---------
Net sales (Notes 2, 13 and 14)                                  $ 178,620       $ 156,184      $ 155,634
Cost of sales                                                     151,100         134,328        118,234
                                                                ---------       ---------      ---------

Gross profit                                                       27,520          21,856         37,400
                                                                ---------       ---------      ---------

Operating expenses:
  Engineering                                                       5,854           6,013          5,019
  Selling, general and administrative                              14,266          13,822         11,399
  Restructuring expense                                             1,878               -              -
                                                                ---------       ---------      ---------

  Total operating expenses                                         21,998          19,835         16,418
                                                                ---------       ---------      ---------

Operating income                                                    5,522           2,021         20,982
Interest income                                                     1,432           1,380            950
Interest expense                                                    3,313           3,247          1,333
Other income (expense), net                                          (290)            137           (260)
                                                                ---------       ---------      ---------

Income before taxes                                                 3,351             291         20,339
Income tax (expense) benefit (Note 11)                             (1,213)             30         (7,546)
                                                                ---------       ---------      ---------

Net income                                                      $   2,138       $     321      $  12,793
                                                                =========       =========      =========

Net income per share:
   Basic                                                        $    0.35       $    0.05      $    2.10
                                                                =========       =========      =========
   Diluted                                                      $    0.34       $    0.05      $    1.98
                                                                =========       =========      =========

Shares used in per share calculations:
   Basic                                                            6,194           6,146          6,100
                                                                =========       =========      =========
   Diluted                                                          6,272           6,260          6,449
                                                                =========       =========      =========


               See the accompanying Notes to Financial Statements.

                                MERIX CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                          Common Stock
                                    ------------------------        Unearned       Retained
                                       Shares         Amount    Compensation       Earnings          Total
                                    ---------    -----------    ------------    -----------    -----------
Balance at May 31, 1995                 6,075    $    42,262    $       (507)   $    10,564    $    52,319
Net income                                                                           12,793         12,793
Exercise of stock options                  40            429                                           429
Tax benefit related to stock-based
   compensation                                          445                                           445
Restricted stock awards                    18            597            (597)                            -
Amortization of unearned
   compensation                                                          367                           367
                                    ---------    -----------    ------------    -----------    -----------
Balance at May 31, 1996                 6,133         43,733            (737)        23,357         66,353
Net income                                                                              321            321
Exercise of stock options                  35            316                                           316
Tax benefit related to stock-based
   compensation                                          261                                           261
Restricted stock awards                    19            364            (364)                            -
Amortization of unearned
   compensation                                                          434                           434
Shares surrendered or canceled            (20)          (314)             45                          (269)
                                    ---------    -----------    ------------    -----------    -----------
Balance at May 31, 1997                 6,167         44,360            (622)        23,678         67,416
Net income                                                                            2,138          2,138
Exercise of stock options                  55            525                                           525
Tax benefit related to stock-based
   compensation                                          122                                           122
Amortization of unearned
   compensation                                                          122                           122
Shares surrendered or canceled            (19)          (382)            250                          (132)
                                    =========    ===========    ============    ===========    ===========
Balance at May 31, 1998                 6,203    $    44,625    $       (250)   $    25,816    $    70,191
                                    =========    ===========    ============    ===========    ===========


               See the accompanying Notes to Financial Statements.

                                MERIX CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                      Years ended May 31
                                                                 1998           1997           1996
                                                           ----------     ----------     ----------
Cash flows from operating activities:
    Net income                                             $    2,138     $      321     $   12,793
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                          10,261          8,762          5,643
        Deferred income taxes                                   2,479          2,398          2,397
        Amortization of unearned compensation                     220            434            367
        Restructuring charge                                    1,149              -              -
        Other                                                     (30)           (85)             3
        Changes in assets and liabilities (exclusive
          of effects of purchase of Loveland and
          Soladyne assets):
          Accounts receivable                                   2,353            382        (11,765)
          Inventories                                          (2,153)        (2,207)           303
          Income tax refund receivable                          1,671         (2,048)             -
          Other current assets                                   (637)        (1,228)           692
          Accounts payable                                        573          2,555          3,183
          Accrued compensation                                   (572)        (1,418)         1,331
          Income taxes payable                                      -            (67)           353
          Other accrued liabilities                              (582)          (428)         1,583
                                                           ----------     ----------     ----------
    Net cash provided by operating activities                  16,870          7,371         16,883
                                                           ----------     ----------     ----------

Cash flows from investing activities:
    Purchase of Loveland and Soladyne assets                        -              -        (28,720)
    Capital expenditures                                      (18,466)       (17,769)       (16,111)
    Short-term investments:
         Purchases                                            (13,500)       (15,110)       (14,000)
         Maturities                                            14,591         13,717         19,417
    Proceeds from sale of assets                                  507            422             91
    Other assets                                               (1,306)             -              -
                                                           ----------     ----------     ----------
    Net cash used in investing activities                     (18,174)       (18,740)       (39,323)
                                                           ----------     ----------     ----------

Cash flows from financing activities:
    Long-term borrowings:
         Proceeds                                                   -         40,000         20,000
         Principal payments                                      (121)       (23,951)          (105)
    Exercise of stock options                                     525             91            429
    Deferred financing costs                                        -           (382)             -
    Reacquired common stock                                      (207)           (43)             -
                                                           ----------     ----------     ----------
    Net cash provided by financing activities                     197         15,715         20,324
                                                           ----------     ----------     ----------
Increase (decrease) in cash and cash equivalents               (1,107)         4,346         (2,116)
Cash and cash equivalents at beginning of year                 16,537         12,191         14,307
                                                           ----------     ----------     ----------
Cash and cash equivalents at end of year                   $   15,430     $   16,537     $   12,191
                                                           ==========     ==========     ==========
Supplemental Disclosures:
    Cash paid for:
         Interest, net of amount capitalized               $    3,116     $    3,205     $      697
         Income taxes                                               -              -          4,799
    Noncash transactions:
         Assets acquired by recognition of liability                -              -          1,273
         Software license acquired through financing
           agreement                                                -              -            367
         Tax benefit related to stock-based
           compensation                                           122            261            445
         Surrender of unvested shares of restricted
           stock                                                  175             45              -
         Receipt of common stock for exercise of stock
           options                                                  -            225              -


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


Note 2.  ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 1998 was a 52-week year ended May 30, fiscal year 1997 was a 53-week year ended May 31, and fiscal year 1996 was a 52-week year ended May 25. For convenience, these periods have been presented in these financial statements as ended May 31.

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

Investments

The Company classifies securities at acquisition into one of three categories: held to maturity, available for sale, or trading. At May 31, 1998 and 1997, all of the Company's investments with original maturities of more than 90 days are classified as held to maturity and are valued at amortized cost.

Inventories

Inventories are valued at the lower of cost or market and include materials, labor and manufacturing overhead. Cost is determined on the first-in, first-out
(FIFO) basis.

Property and Depreciation

Property, plant and equipment is carried at cost less accumulated depreciation. Costs of improvements, including capitalized interest, are capitalized. Depreciation is calculated based on the estimated useful lives of depreciable assets as follows: 40 years for buildings, 10 to 20 years for grounds, 3 to 7 years for machinery and equipment, and is provided using the straight line method.

Goodwill

The cost of goodwill is amortized on a straight-line basis over the estimated period benefited of 15 years. Goodwill amortization for fiscal years 1998, 1997 and 1996 was $167, $169 and $96, respectively.

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

Earnings per Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are the exclusion of common stock equivalents in the determination of basic earnings per share and the market price at which common stock equivalents are calculated in the determination of diluted earnings per share.

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options outstanding during the period.

The following is a reconciliation of the denominators of the basic and diluted computations of earnings per share. There are no reconciling items for the numerators, which consist of net income for all periods presented.

                                                                   Years ended May 31
                                        ------------------------------------------------------------------------
                                                1998                      1997                      1996
                                        --------------------      --------------------      --------------------
                                                         Per                       Per                       Per
                                                       Share                     Share                     Share
                                         Shares       Amount       Shares       Amount       Shares       Amount
                                        -------      -------      -------      -------      -------      -------
Basic earnings per share:                 6,194      $  0.35        6,146      $  0.05        6,100      $  2.10
Effect of dilutive securities:
  Stock options                              78         (.01)         114            -          349         (.12)
                                        -------      -------      -------      -------      -------      -------
Diluted earnings per share:               6,272      $  0.34        6,260      $  0.05        6,449      $  1.98
                                        =======      =======      =======      =======      =======      =======

Recent Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes requirements for disclosure of comprehensive income and is effective for the Company's fiscal year ending May 1999. Reclassification of earlier financial statements for comparative purposes is required.

In June 1997, the FASB issued Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about operating segments, and is effective for the Company's fiscal year ending May 1999. The Company operates in a single segment.

Reclassifications

Reclassifications of certain prior period balances have been made to conform with the current method of presentation.

Note 3.  ACQUISITIONS

In October 1995, the Company acquired certain assets of Hewlett-Packard Company's (HP) Loveland, Colorado printed circuit fabrication operation for a total purchase price of approximately $26,868. The fair value of assets acquired consisted of $1,955 for inventory and supplies, $22,427 for fixed assets, principally manufacturing equipment, and $2,486 for goodwill.

In connection with the acquisition, the Company entered into a five year lease agreement with HP to lease the HP owned printed circuit fabrication facility in Loveland. Monthly payments under the lease are $161. See Note 15. Also in connection with this transaction, the Company and HP entered into a two year supply agreement under which HP agreed to purchase, at market prices, at least $35 million of product in the first year and at least $25 million in the second year. Although the agreement expired on October 31, 1997, the Company is continuing to manufacture products for HP.

In December 1995, the Company acquired certain assets of the Soladyne printed circuit fabrication operation, consisting principally of inventory and manufacturing equipment, from Rogers Corporation, one of the Company's suppliers of high-performance material. Soladyne is located in San Diego, California. The purchase price was not material to the financial position of the Company. In connection with the acquisition, the Company assumed Soladyne's existing facility lease which expires in February 2001. Monthly payments under the lease are $26, with an annual rate increase of 3-5% each year over the term of the lease. See Note 15.

The acquisitions were accounted for as purchase transactions and, accordingly, the results of the Loveland and Soladyne operations are included in the financial statements since the effective dates of the transactions.

Note 4.  RESTRUCTURING

Results of operations for fiscal year 1998 included a $1,878 charge for the costs associated with a restructuring plan, announced in the second quarter of fiscal year 1998, undertaken to improve the Company's profitability. The restructuring plan consisted of a work force reduction in the support and administrative functions, the write-down of certain manufacturing equipment, and other miscellaneous costs. The charge for the work force reduction of approximately $700 included the reduction of 85 positions in the Company's support and administrative functions, including purchasing, materials, administration and computer automated tooling. No direct manufacturing jobs were eliminated. As of May 30, 1998, all outstanding liabilities associated with the workforce reduction had been paid. In connection with the restructuring plan, the Company analyzed its manufacturing equipment based on Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets To Be Disposed Of", and based on that analysis, recorded a non-cash charge for the write-off of approximately $1,100 of manufacturing equipment located primarily at the Company's Loveland, Colorado facility.

Note 5.  CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable and investments. In the aggregate, seven customers represented approximately 70% of the accounts receivable balance at May 31, 1998, individually ranging from 5% to 14%. The risk in trade accounts receivable is limited due to the creditworthiness of companies comprising the Company's customer base and their dispersion across many different sectors of the electronics industry and geographies. The Company has not had significant losses related to its accounts receivable in the past. The risk in investments is limited due to the creditworthiness of investees comprising the portfolio and the diversity of the portfolio. At May 31, 1998, the Company does not believe it had any significant credit risks.

Note 6.  INVENTORIES

                                                                May 31
                                                             1998          1997
                                                       ----------   -----------
Raw materials                                          $    3,684   $     2,506
Work in process                                             3,638         4,790
Finished goods                                              3,473         1,346
                                                       ----------   -----------

    Total                                              $   10,795   $     8,642
                                                       ==========   ===========

Note 7.   PROPERTY, PLANT AND EQUIPMENT

                                                                 May 31
                                                            1998           1997
                                                       ----------   -----------
Land                                                   $    2,190   $     2,190
Buildings and grounds                                      24,267        23,618
Machinery and equipment                                   100,282        90,219
Construction in progress                                    2,828             -
                                                       ----------   -----------

    Total                                                 129,567       116,027
Accumulated depreciation                                  (59,305)      (52,629)
                                                       ----------   -----------
      Property, plant and equipment, net               $   70,262   $    63,398
                                                       ==========   ===========

Note 8.   LONG-TERM DEBT

                                                                                 May 31
                                                                           1998          1997
                                                                    -----------   -----------
Senior unsecured notes, principal payable in five equal annual installments commencing September 15, 1999, with interest at
  7.92% payable on a semi-annual basis                              $    40,000   $    40,000
Note payable to Tektronix, payable in five annual installments
  including interest at 7.5%, secured by a Trust Deed                     4,437         4,437
Other                                                                        92           213
                                                                    -----------   -----------
    Total                                                                44,529        44,650
    Less current portion                                                 (4,529)       (2,260)
                                                                    -----------   -----------

    Long-term debt                                                  $    40,000   $    42,390
                                                                    ===========   ===========

The Company has an unsecured $30 million bank line of credit against which it had no borrowings at May 31, 1998. Borrowings under this line of credit would bear interest at prime or other LIBOR based rates available at the time of borrowing (6.88% at May 31, 1998). The line of credit matures on September 30, 1998. The Company intends to renegotiate the line of credit.

The senior unsecured notes and the line of credit include certain financial covenants (such as minimum net worth, debt ratio, quick ratio and interest coverage requirements) and cross-default provisions. As of May 31, 1998, the Company was in compliance with all covenants.

Future principal payments for long-term debt are as follows: 1999, $4,529; 2000, $8,000; 2001, $8,000; 2002, $8,000; and 2003, $8,000.

Note 9.   STOCK-BASED COMPENSATION  PLAN

The Company has a 1994 Stock Incentive Plan (the 1994 Plan) for employees, consultants and directors of the Company. The 1994 Plan, as amended, covers 2,100,000 shares of common stock and permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock and cash bonus rights, restricted stock awards and performance based awards to employees, independent contractors and consultants. A committee of the Board of Directors has the authority to determine non-qualified stock option prices. To date, all options have been granted at the fair market value of the stock at the date of grant. The 1994 Plan provides for automatic option grants to directors not affiliated with Merix or Tektronix of 20,000 shares at the time first elected to the board and 5,000 shares annually thereafter. The options generally become exercisable ratably over a four-year period beginning one year after the date of grant and expire ten years after the date of grant. A summary of non-qualified stock option activity is as follows:

                                                                   Weighted
                                                                    Average
                                                 Number of            Price
                                                    Shares        Per Share
                                                 ---------        ---------
     Outstanding at May 31, 1995                   643,850        $   11.04
        Granted                                    310,700            32.41
        Canceled                                    (7,336)           17.52
        Exercised                                  (39,808)           10.79
                                                 ---------        ---------
     Outstanding at May 31, 1996                   907,406            18.33
        Granted                                    457,506            19.73
        Canceled                                  (284,041)           28.76
        Exercised                                  (34,939)            9.04
                                                 ---------        ---------
     Outstanding at May 31, 1997                 1,045,932            16.42
        Granted                                    392,120            17.40
        Canceled                                  (190,481)           19.79
        Exercised                                  (54,902)            9.57
                                                 ---------        ---------
     Outstanding at May 31, 1998                 1,192,669        $   16.52
                                                 =========        =========

     Options exercisable at May 31, 1996           170,843        $   10.55
                                                 =========        =========
     Options exercisable at May 31, 1997           339,276        $   12.55
                                                 =========        =========
     Options exercisable at May 31, 1998           512,439        $   14.18
                                                 =========        =========

On June 30, 1998, the Company's Board of Directors approved a plan which allows employees, except executive officers, to reprice existing stock options to the fair market value of the underlying stock on June 30, 1998. Under the plan, employees would receive nine options at the fair market value of $9.9375 per share in exchange for every 10 options they elect to reprice. The repriced options would not be exercisable until December 31, 1998. The vesting schedule and term of repriced options will remain the same as the original option.

Restricted stock awards are subject to vesting and other terms as specified at the time of issuance by a committee of the Board of Directors. Generally, restricted stock awards vest ratably over a three-year period beginning on the first anniversary of their issuance. Unearned compensation expense is recognized ratably over the vesting period. There were no restricted stock awards in fiscal year 1998. The weighted average per share fair value of restricted stock awards issued was $18.79 and $33.70 in fiscal years 1997 and 1996, respectively.

A summary of restricted stock award activity is as follows:

                                                  Number
                                                      of                  Value
                                                  Shares              Per Share
                                            ------------      -----------------
      Unvested balance at May 31, 1995            60,000      $  9.00 - $ 23.25
         Awarded                                  17,700        23.62 -   37.75
         Vested                                  (19,998)        9.00 -   23.25
                                            ------------      -----------------
      Unvested balance at May 31, 1996            57,702         9.00 -   37.75
         Awarded                                  19,400        16.50 -   21.25
         Vested                                  (27,167)        9.00 -   37.75
         Canceled                                 (5,000)        9.00
                                            ------------    -------------------
      Unvested balance at May 31, 1997            44,935         9.00 -   37.75
         Awarded                                       -                      -
         Vested                                  (20,135)       13.62 -   19.12
         Canceled                                 (6,600)       17.12 -   33.25
                                            ============    ===================
      Unvested balance at May 31, 1998            18,200    $   16.50 - $ 37.25
                                            ============    ===================

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

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all stock options granted during 1998, 1997 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

                                                        Years ended May 31
                                                 1998                1997                  1996
                                     ----------------    ----------------      ----------------
Risk-free interest rate              5.31 - 6.28%        5.77 - 6.48%          5.23 - 6.40%
Expected dividend yield                   0%                  0%                    0%
Expected lives                       1.7  - 4.7 years    1.6  - 4.6 years      1.6  - 4.6 years
Expected volatility                      57%                 59%                   59%

Using the Black-Scholes methodology, the total value of stock options granted during 1998, 1997 and 1996 was $2,909, $3,330 and $4,402, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value of options granted during 1998, 1997 and 1996 was $7.59, $7.30 and $14.12 per share, respectively.

If the Company had accounted for its 1994 Plan in accordance with SFAS 123, the Company's net income and earnings per share would approximate the pro forma disclosures below:

                                                         Years ended May 31
                                                   1998            1997           1996
                                            -----------    ------------    -----------
Net income as reported                      $     2,138    $        321    $    12,793
Net income (loss) pro forma                         834            (866)        12,004

Reported diluted net income
  per share                                 $      0.34    $       0.05    $      1.98
Pro forma diluted net income (loss)
  per share                                 $      0.13    $      (0.14)   $      1.86

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to June 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at May 31, 1998:

                           Options Outstanding                                Options Exercisable
--------------------------------------------------------------------    -------------------------------
                                            Weighted
                                             Average        Weighted                           Weighted
                                           Remaining         Average          Number of         Average
           Range of           Number     Contractual        Exercise             Shares        Exercise
    Exercise Prices      Outstanding     Life (years)          Price        Exercisable           Price
  -----------------    -------------   -------------    ------------    ---------------    ------------
  $  9.00                    366,245            5.91    $       9.00            319,370    $       9.00
  $  9.25 - $ 17.88          284,794            9.17           16.96             12,963           15.20
  $ 18.00 - $ 19.00          272,535            8.72           18.62             48,903           18.81
  $ 19.25 - $ 31.38          248,095            6.08           23.24            120,453           24.03
  $ 34.38 - $ 37.75           21,000            7.30           35.30             10,750           35.28
  -----------------    -------------   -------------    ------------    ---------------    ------------
  $  9.00 - $ 37.75        1,192,669            7.39    $      16.52            512,439    $      14.18
  =================    =============   =============    ============    ===============    ============


Note 10.  SHAREHOLDER RIGHTS PLAN

On March 25, 1997, the Board of Directors adopted a Shareholder Rights Plan (the
Plan) designed to preserve and enhance shareholder value and the Company's ability to carry out its long-term business strategy, and reserved 500,000 shares of Series A Preferred Stock for purposes of the Plan. In connection with the adoption of the Plan, the Board of Directors declared a dividend distribution of one Right per share of common stock, payable to the shareholders of record on April 25, 1997. A Right enables the holder, under certain circumstances, to purchase either Series A Preferred or Common Stock of the Company. The Company may redeem the Rights for $0.001 per Right under certain circumstances.

Note 11.   INCOME TAXES

Income tax expense consists of federal and state income taxes. Deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities, using currently enacted tax rates.

The provision for (benefit from) income taxes consisted of the following:

                                                         Years ended May 31
                                                 1998            1997            1996
                                            ---------       ---------       ---------
Current:
  Federal                                   $  (1,266)      $  (2,428)      $   4,443
  State                                             -               -             706
                                            ---------       ---------       ---------

     Total current                             (1,266)         (2,428)          5,149

Deferred:
  Federal                                       2,236           2,357           1,939
  State                                           243              41             458
                                            ---------       ---------       ---------

     Total deferred                             2,479           2,398           2,397
                                            ---------       ---------       ---------

Income taxes                                $   1,213       $     (30)      $   7,546
                                            =========       =========       =========

The principal differences between taxes on income computed at the federal statutory rate of 35% in fiscal years 1998, 1997 and 1996 and recorded income tax expense (benefit) were as follows:

                                                                   Years ended May 31
                                                               1998         1997         1996
                                                         ----------   ----------   ----------
Tax computed at statutory rate                           $    1,173   $      102   $    7,118
State income taxes, net of federal benefit                      107            -          757
Tax exempt interest                                             (22)        (182)        (280)
Other, net                                                      (45)          50          (49)
                                                         ----------   ----------   ----------

Income taxes                                             $    1,213   $      (30)  $    7,546
                                                         ==========   ==========   ==========

Significant components of the Company's deferred tax asset and liability were as follows:

                                                      May 31
                                                    1998           1997
                                             -----------   ------------
Deferred tax assets:
    Current:
        Inventories                          $       654   $        553
        Vacation accrual                             274            427
        State loss carryforward                      624            370
        Other                                         25             60
                                             -----------   ------------
            Deferred tax asset               $     1,577   $      1,410
                                             ===========   ============

Deferred tax asset (liability):
        Intangible basis difference          $       317   $        381
        Fixed asset basis difference              (4,219)        (2,050)
        Other                                       (269)           144
                                             ===========   ============
            Deferred tax liability           $    (4,171)  $     (1,525)
                                             ===========   ============


Note 12.  BENEFIT PLAN

The Company has a defined contribution plan, which meets the requirements of
Section 401(k) of the Internal Revenue Code, for all regular employees. Under this plan, the Company contributes 50 cents for each dollar contributed by an employee up to 6% of the employee's base pay. During fiscal years 1998, 1997 and 1996, the Company's contribution expense was $1,153, $1,094 and $884, respectively.

Note 13.  SIGNIFICANT CUSTOMERS

Customers who individually represent 10% or more of net sales for the respective year are as follows:

                                                         Years ended May 31
                                                    1998       1997        1996
                                                    ----       ----        ----
     Hewlett-Packard Company                        29.3%      25.4%       18.7%
     Tektronix, Inc.                                16.6       18.4        20.6
     Teradyne, Inc.                                 13.6          *        10.5
     Motorola, Inc.                                    *       13.0        19.5

     *  Revenues were less than 10%.

Note 14.  RELATED PARTY TRANSACTIONS

Included in net sales for fiscal years 1998, 1997 and 1996 are product sales to Tektronix, a major shareholder of the Company, of $29,688, $28,766 and $32,010, respectively. Accounts receivable-affiliates at May 31, 1998 and 1997 consists of amounts receivable from Tektronix of $2,501 and $3,091, respectively.

The Company has an agreement with Tektronix for certain environmental and waste management services to be provided by Tektronix. The fiscal year 1998, 1997 and 1996 expense related to these services was $451, $291 and $426, respectively.

Note 15.  COMMITMENTS AND CONTINGENCIES

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

Minimum rental payments under operating leases that have non-cancelable lease terms in excess of 12 months are as follows:


       Years ended May 31                              Minimum rental payments
                                                       under operating leases
                                                       ----------------------
       1999                                               $      2,261
       2000                                                      2,261
       2001                                                      1,060
                                                          ============
       Total minimum lease payments                       $      5,582
                                                          ============

Rental expense under operating leases was $2,346, $2,376 and $1,333 in fiscal years 1998, 1997 and 1996, respectively.

Note 16.  QUARTERLY FINANCIAL DATA  (Unaudited)

Summary quarterly financial data is as follows:

                                                                    1998
                                                                    -----
                                                  1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
                                                 --------    --------    --------    --------
      Net sales                                  $ 44,559    $ 46,571    $ 46,416    $ 41,074
      Gross profit                                  5,762       6,469       8,138       7,151
      Operating income (loss)                         891        (400)      2,977       2,054
      Net income (loss)                               293        (641)      1,496         990
      Basic earnings (loss) per share            $   0.05    $  (0.10)   $   0.24    $   0.16
      Diluted earnings (loss) per share          $   0.05    $  (0.10)   $   0.24    $   0.16

                                                                    1997
                                                                    -----
                                                  1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
                                                 --------    --------    --------    --------
      Net sales                                  $ 41,116    $ 35,841    $ 35,942    $ 43,285
      Gross profit                                  7,352       5,086       3,690       5,728
      Operating income (loss)                       2,270         223      (1,211)        739
      Net income (loss)                             1,256        (143)     (1,086)        294
      Basic earnings (loss) per share            $   0.20    $  (0.02)   $  (0.18)   $   0.05
      Diluted earnings (loss) per share          $   0.20    $  (0.02)   $  (0.18)   $   0.05

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item regarding directors is included under "Election of Directors" in the Company's Proxy Statement for its 1998 annual meeting of shareholders. The information required by this item regarding executive officers is contained under "Executive Officers" in Item 1 of Part I hereof. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1998 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included under "Executive Compensation" and "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement for its 1998 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

The information required by this item is included under "Voting Securities and Principal Shareholders" and "Election of Directors" in the Company's Proxy Statement for its 1998 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included under "Certain Relationships and Transactions" in the Company's Proxy Statement for its 1998 annual meeting of shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Index to Financial Statements.

         Merix Corporation                                        Page Reference
         -----------------                                        --------------
             Independent Auditors' Report                               15
             Balance Sheets as of May 30, 1998 and May 31, 1997         16
             Statements of Income for fiscal years ended
               May 30, 1998, May 31, 1997 and May 25, 1996              17
             Statements of Shareholders' Equity for
               fiscal years ended  May 30, 1998, May 31, 1997
                and May 25, 1996                                        18
             Statements of Cash Flows for fiscal years ended
                May 30, 1998, May 31, 1997 and May 25, 1996             19
              Notes to Financial Statements                             20

(a)  2.  Financial Statement Schedules

All schedules have been omitted since they are either not required or the information is included in the financial statements included herewith.

(a)  3.  Index to Exhibits

         The following exhibits are filed with, or incorporated by reference into, this Annual Report on Form 10-K:

         3.1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-77348.
         3.2     Bylaws of the Company, as amended, incorporated by reference to
                 Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
         4.1 Article II of the Company's Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-77348.
         4.2 Shareholder Rights Agreement dated March 25, 1997, incorporated by reference to the Company's Current Report on Form 8-K dated March 25, 1997.
         10.1 Asset Transfer Agreement between Tektronix and the Company (including Note and Trust Deed and Assignment of Rents and Leases), incorporated by reference to Exhibit 10.1 the Company's Form 10-K for the fiscal year ended May 28, 1994.
         10.2 Registration Rights Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
         10.3 Waste Management Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
         10.4 Services Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
         10.5+ Stock Incentive Plan of the Company, as amended, incorporated by reference to Appendix A of the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders.
         10.6+ Indemnity Agreement between the Company and Deborah A. Coleman as of April 4, 1994, incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
         10.7+ Indemnity Agreement between the Company and Carl W. Neun as of April 4, 1994, incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
         10.8+ Indemnity Agreement between the Company and Carlene M. Ellis as of May 24, 1994, incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
         10.9+ Indemnity Agreement between the Company and Charles M. Boesenberg as of May 24, 1994, incorporated by reference to
                 Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
         10.10+ Indemnity Agreement between the Company and Dr. Koichi Nishimura as of May 24, 1994, incorporated by reference to
                 Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
         10.11+ Indemnity Agreement between the Company and Terri L. Timberman as of May 25, 1994, incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended May 27, 1995.
         10.12+ Indemnity Agreement between the Company and Samuel R. DeSimone, Jr. as of September 11, 1995, incorporated by reference to
                 Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended May 25, 1996.
         10.13 Indemnity Agreement between the Company and Joseph Reichbach as of February 3, 1997.

         10.14+  Amended Executive Severance Agreement between the Company and
                 Deborah A. Coleman, incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended May 31,
                 1997.
         10.15+  Amended Executive Severance Agreement between the Company and
                 Terri L. Timberman, incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended May 31,
                 1997.
         10.16+  Amended Executive Severance Agreement between the Company and
                 Samuel R. DeSimone, Jr., incorporated by reference to Exhibit
                 10.19 to the Company's Form 10-K for the fiscal year ended May
                 31, 1997.
         10.17+  Amended Executive Severance Agreement between the Company and
                 Joseph Reichbach, incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
         10.18   Loan Agreement with Bank of America dated October 31, 1996, incorporated by reference to Exhibit 10 to the Company's Form
                 10-Q for the quarterly period ended November 30, 1996.
         10.19   Note Purchase Agreement dated September 10, 1996, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended August 31, 1996.
         10.20   Amendment to Note Purchase Agreement dated May 28, 1997,
                 incorporated by reference to Exhibit 10.26 to the Company's
                 Form 10-K for the fiscal year ended May 31, 1997.
         10.21   Notice of Assignment and Amendment No. 1 to Loan Agreement with
                 Bank of America dated December 13, 1996, incorporated by
                 reference to Exhibit 10.27 to the Company's Form 10-K for the
                 fiscal year ended May 31, 1997.
         10.22   Second Amendment to Loan Agreement with Bank of America dated
                 February 27, 1997, incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended May 31,
                 1997.
         10.23   Second Amendment to Note Purchase Agreement dated August 29,
                 1997, incorporated by reference to Exhibit 10.29 to the
                 Company's Form 10-Q for the quarterly period ended August 30,
                 1997.
         10.24   Notice of Assignment of Loan Agreement with Bank of America dated September 30, 1997, incorporated by reference to Exhibit
                 10.30 to the Company's Form 10-Q for the quarterly period ended
                 August 30, 1997.
         10.25   Revolving Loan Note with Bank of America dated September 30,
                 1997, incorporated by reference to Exhibit 10.31 to the
                 Company's Form 10-Q for the quarterly period ended August 30,
                 1997.
         10.26+  Indemnity Agreement between the Company and Mark R. Hollinger as of September 2, 1997, incorporated by reference to Exhibit
                 10.32 to the Company's Form 10-Q for the quarterly period ended
                 August 30, 1997.
         10.27+  Executive Severance Agreement between the Company and Mark R.
                 Hollinger, incorporated by reference to Exhibit 10.33 to the
                 Company's Form 10-Q for the quarterly period ended August 30,
                 1997.
         10.28   Third Amendment to Note Purchase Agreement dated November 28,
                 1997, incorporated by reference to Exhibit 10.34 to the
                 Company's Form 10-Q for the quarterly period ended November 29,
                 1997.
         10.29+  Indemnity Agreement between the Company and William C.
                 McCormick as of October 21, 1997, incorporated by reference to
                 Exhibit 10.35 to the Company's Form 10-Q for the quarterly period ended November 29, 1997.
         10.30+  Indemnity Agreement between the Company and Robert C.
                 Strandberg as of June 30, 1998.
         23      Independent Auditors' Consent
         27.1    Financial Data Schedule
         27.2    Restated Financial Data Schedule

                 + This Exhibit constitutes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended May 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 4th day of August, 1998.

                                       MERIX CORPORATION

                                       By DEBORAH A. COLEMAN
                                          --------------------------------------

                                          Deborah A. Coleman
                                          Chair, Chief Executive Officer,
                                          President and acting Chief Financial
                                          Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 4th, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

          Signature                                   Title
          ---------                                   -----

      DEBORAH A. COLEMAN           Chair, Chief Executive Officer, President and
------------------------------     acting Chief Financial Officer
      Deborah A. Coleman           (Principal Executive Officer)
                                   (Principal Accounting and Financial Officer)


     CHARLES M. BOESENBERG         Director
------------------------------
     Charles M. Boesenberg

       CARLENE M. ELLIS            Director
------------------------------
       Carlene M. Ellis

     WILLIAM C. McCORMICK          Director
------------------------------
     William C. McCormick

         CARL W. NEUN              Director
------------------------------
         Carl W. Neun

     DR. KOICHI NISHIMURA          Director
------------------------------
     Dr. Koichi Nishimura

     ROBERT C. STRANDBERG          Director
------------------------------
     Robert C. Strandberg

                                 EXHIBIT INDEX
                                 -------------


Exhibit                                                               Sequential
   No.     Description                                                  Page No.
-------    -----------                                                ----------

  3.1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-77348.
  3.2 Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
  4.1 Article II of the Company's Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-77348.
  4.2 Shareholder Rights Agreement dated March 25, 1997, incorporated by reference to the Company's Current Report on Form 8-K dated March 25, 1997.
  10.1 Asset Transfer Agreement between Tektronix and the Company (including Note and Trust Deed and Assignment of Rents and Leases), incorporated by reference to Exhibit 10.1 the Company's Form 10-K for the fiscal year ended May 28, 1994.
  10.2 Registration Rights Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
  10.3 Waste Management Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
  10.4 Services Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
  10.5+ Stock Incentive Plan of the Company, as amended, incorporated by reference to Appendix A of the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders.
  10.6+ Indemnity Agreement between the Company and Deborah A. Coleman as of April 4, 1994, incorporated by reference to
           Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
  10.7+ Indemnity Agreement between the Company and Carl W. Neun as of April 4, 1994, incorporated by reference to Exhibit
           10.10 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
  10.8+ Indemnity Agreement between the Company and Carlene M. Ellis as of May 24, 1994, incorporated by reference to
           Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
  10.9+ Indemnity Agreement between the Company and Charles M. Boesenberg as of May 24, 1994, incorporated by reference to
           Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
  10.10+ Indemnity Agreement between the Company and Dr. Koichi Nishimura as of May 24, 1994, incorporated by reference to
           Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
  10.11+ Indemnity Agreement between the Company and Terri L. Timberman as of May 25, 1994, incorporated by reference to
           Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended May 27, 1995.
  10.12+ Indemnity Agreement between the Company and Samuel R. DeSimone, Jr. as of September 11, 1995, incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended May 25, 1996.
  10.13 Indemnity Agreement between the Company and Joseph Reichbach as of February 3, 1997.
  10.14+ Amended Executive Severance Agreement between the Company and Deborah A. Coleman, incorporated by reference to
           Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
  10.15+ Amended Executive Severance Agreement between the Company and Terri L. Timberman, incorporated by reference to
           Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
  10.16+ Amended Executive Severance Agreement between the Company and Samuel R. DeSimone, Jr., incorporated by reference to
           Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
  10.17+ Amended Executive Severance Agreement between the Company and Joseph Reichbach, incorporated by reference to Exhibit
           10.20 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
  10.18 Loan Agreement with Bank of America dated October 31, 1996, incorporated by reference to Exhibit 10 to the Company's Form 10-Q for the quarterly period ended November 30, 1996.
  10.19 Note Purchase Agreement dated September 10, 1996, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended August 31, 1996.
  10.20 Amendment to Note Purchase Agreement dated May 28, 1997, incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
  10.21 Notice of Assignment and Amendment No. 1 to Loan Agreement with Bank of America dated December 13, 1996, incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
  10.22 Second Amendment to Loan Agreement with Bank of America dated February 27, 1997, incorporated by reference to
           Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
  10.23 Second Amendment to Note Purchase Agreement dated August 29, 1997, incorporated by reference to Exhibit 10.29 to the Company's Form 10-Q for the quarterly period ended August 30, 1997.
  10.24 Notice of Assignment of Loan Agreement with Bank of America dated September 30, 1997, incorporated by reference to
           Exhibit 10.30 to the Company's Form 10-Q for the quarterly period ended August 30, 1997.
  10.25 Revolving Loan Note with Bank of America dated September 30, 1997, incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q for the quarterly period ended August 30, 1997.
  10.26+ Indemnity Agreement between the Company and Mark R. Hollinger as of September 2, 1997, incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended August 30, 1997.
  10.27+   Executive Severance Agreement between the Company and Mark
           R. Hollinger, incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the quarterly period ended August 30, 1997.
  10.28 Third Amendment to Note Purchase Agreement dated November 28, 1997, incorporated by reference to Exhibit 10.34 to the Company's Form 10-Q for the quarterly period ended November 29, 1997.
  10.29+ Indemnity Agreement between the Company and William C. McCormick as of October 21, 1997, incorporated by reference to Exhibit 10.35 to the Company's Form 10-Q for the quarterly period ended November 29, 1997.
  10.30+ Indemnity Agreement between the Company and Robert C. Strandberg as of June 30, 1998.
  23       Independent Auditors' Consent
  27.1     Financial Data Schedule
  27.2     Restated Financial Data Schedule

           + This Exhibit constitutes a management contract or compensatory plan or arrangement.