Form 10-Q
period 1998-08-29
MERIX CORP
filed 1998-10-13
CIK 921365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 29, 1998

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the Registrant's Common Stock outstanding as of September 30, 1998 was 6,228,247 shares.

                                MERIX CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

Part I       Financial Information                                          Page

   Item 1.   Financial Statements:

               Balance Sheets as of August 29, 1998 and                       2
                  May 30, 1998

               Statements of Operations for the three months ended            3
                  August 29, 1998 and August 30, 1997

               Statements of Cash Flows for the three months ended            4
                  August 29, 1998 and August 30, 1997


               Notes to Financial Statements                                  5


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8

   Item 3.   Quantitative and Qualitative Disclosure About Market Risk       13


Part II      Other Information


   Item 6.   Exhibits and Reports on Form 8-K                                13

             Signature                                                       14

                          PART I. FINANCIAL INFORMATION

                                MERIX CORPORATION
                                 BALANCE SHEETS
                            (unaudited, in thousands)

                                                                          August 29,          May 30,
                                                                               1998             1998
                                                                         ----------       ----------
    Assets

    Cash and short-term investments                                      $   18,323       $   22,899
    Accounts receivable, net of allowance of $259 (1999 and 1998)            12,224           21,804
    Inventories (Notes 3 and 6)                                              10,003           10,795
    Tax refund receivable                                                       759              759
    Deferred income taxes                                                       953            1,577
    Other current assets                                                      1,438            2,454
                                                                         ----------       ----------
      Total current assets                                                   43,700           60,288

    Property, plant and equipment, net (Notes 4 and 6)                       57,225           70,262
    Goodwill, net (Note 6)                                                        -            2,027
    Deferred income taxes                                                    15,561                -
    Other assets                                                                585            2,591
                                                                         ----------       ----------
         Total assets                                                    $  117,071       $  135,168
                                                                         ==========       ==========

    Liabilities and Shareholders' Equity

    Accounts payable                                                     $    9,103       $   10,584
    Accrued compensation (Note 6)                                             5,516            2,512
    Current portion of long-term debt                                         2,359            4,529
    Other accrued liabilities (Note 6)                                        8,838            1,908
                                                                         ----------       ----------
      Total current liabilities                                              25,816           19,533

    Long-term debt (Note 7)                                                  40,000           40,000
    Deferred income taxes                                                     4,171            4,171
    Other liabilities                                                         1,273            1,273
                                                                         ----------       ----------
      Total liabilities                                                      71,260           64,977

    Shareholders' equity:
       Preferred stock, no par value; authorized 10,000 shares;
          none issued                                                             -                -
       Common stock, no par value; authorized 50,000 shares;
          issued and outstanding 1999: 6,201 shares,
          1998: 6,203 shares                                                 44,576           44,625
       Unearned compensation                                                   (210)            (250)
       Retained earnings                                                      1,445           25,816
                                                                         ----------       ----------
                                                                             45,811           70,191
                                                                         ----------       ----------
        Total liabilities and shareholders' equity                       $  117,071       $  135,168
                                                                         ==========       ==========


    The accompanying notes are an integral part of the financial statements.

                                MERIX CORPORATION
                            STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)



                                                                    Three Months Ended
                                                               August 29,         August 30,
                                                                    1998               1997
                                                              ----------         ----------
   Net sales                                                  $   20,515         $   44,559
   Cost of sales                                                  27,627             38,797
                                                              ----------         ----------
   Gross profit (loss)                                           (7,112)              5,762

    Engineering expense                                            1,027              1,531
    Selling, general and administrative expense                    2,802              3,340
    Restructuring expense                                         27,879                  -
                                                              ----------         ----------
   Total operating expense                                        31,708              4,871
                                                              ----------         ----------

   Operating (loss) income                                       (38,820)               891
   Interest and other expense, net                                  (489)              (487)
                                                              ----------         ----------
   (Loss) income before taxes                                    (39,309)               404
   (Benefit from) provision for income taxes                     (14,938)               111
                                                              ----------         ----------
   Net (loss) income                                          $  (24,371)        $      293
                                                              ==========         ==========

   Net (loss) income per share:
      Basic                                                   $    (3.93)        $     0.05
                                                              ==========         ==========
      Diluted                                                 $    (3.93)        $     0.05
                                                              ==========         ==========

   Shares used in per share calculations:
      Basic                                                        6,202              6,185
                                                              ==========         ==========
      Diluted                                                      6,202              6,304
                                                              ==========         ==========


    The accompanying notes are an integral part of the financial statements.

                                MERIX CORPORATION
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                       Three Months Ended
                                                                   August 29,        August 30,
                                                                        1998              1997
                                                                 -----------       -----------
Cash flows from operating activities:
   Net (loss) income                                             $   (24,371)      $       293
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
       Depreciation and amortization                                   2,750             2,457
       Deferred income taxes                                         (14,938)              144
       Amortization of unearned compensation                              29                75
       Restructuring charge                                           19,624                 -
       Other                                                             (51)              (77)
  Changes in assets and liabilities:
       Accounts receivable                                             9,580              (861)
       Inventories                                                       792            (1,864)
       Income tax refund receivable                                        -               (36)
       Other current assets                                            1,016               186
       Accounts payable                                               (1,481)             (142)
       Accrued compensation                                            3,004               986
       Other accrued liabilities                                       6,926               921
                                                                 -----------       -----------

Net cash provided by operating activities                              2,880             2,082
                                                                 -----------       -----------


Cash flows from investing activities:
   Capital expenditures                                               (5,318)           (3,543)
   Short-term investments:
     Purchases                                                        (9,345)           (7,500)
     Maturities                                                        7,395             5,018
   Proceeds from sale of assets                                           34                20
                                                                 -----------       -----------
Net cash used in investing activities                                 (7,234)           (6,005)
                                                                 -----------       -----------


Cash flows from financing activities:
   Proceeds from exercise of stock options                                 -               297
   Reacquired common stock                                                (2)             (171)
   Principal payments on long-term debt                               (2,170)              (31)
                                                                 -----------       -----------
Net cash (used in) provided by financing activities                   (2,172)               95
                                                                 -----------       -----------


Decrease in cash and cash equivalents                                 (6,526)           (3,828)
Cash and cash equivalents at beginning of period                      15,430            16,537
                                                                 -----------       -----------
Cash and cash equivalents at end of period                             8,904            12,709
Short-term investments                                                 9,419            11,042
                                                                 -----------       -----------

Cash and short-term investments at end of period                 $    18,323        $   23,751
                                                                 ===========        ==========

Supplemental disclosure of non-cash information:
   Tax benefit related to stock-based compensation               $         4        $      130
   Surrender of unvested shares of restricted stock                       43                 -
Supplemental disclosure of cash flow information:
   Cash paid for interest, net of amount capitalized                     157                 -


    The accompanying notes are an integral part of the financial statements.

                                MERIX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Merix Corporation (the Company) have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended May 30, 1998.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended August 29, 1998 are not necessarily indicative of the results to be expected for the full year.

The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 1999 is a 52-week year ending May 29, 1999 and fiscal year 1998 was a 52-week year ended May 30, 1998.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes requirements for disclosure of comprehensive income and is effective for the Company's fiscal year ending May 1999. Reclassification of earlier financial statements for comparative purposes is required. The Company adopted SFAS 130 during the first quarter of fiscal year 1999. Comprehensive income (loss) did not differ from currently reported net income (loss) in the periods presented.

Note 2.  RECLASSIFICATION

The Company has reclassified certain prior year information to conform with the current year presentation.

Note 3.  INVENTORIES

                                                            August 29,           May 30,
                                                                 1998              1998
                                                          -----------       -----------
Raw materials                                             $     2,104       $     3,684
Work in process                                                 3,526             3,638
Finished goods                                                  4,373             3,473
                                                          -----------       -----------
    Total                                                 $    10,003       $    10,795
                                                          ===========       ===========


Note 4.   PROPERTY, PLANT AND EQUIPMENT

                                                            August 29,           May 30,
                                                                 1998              1998
                                                          -----------       -----------
Land                                                      $     2,190       $     2,190
Buildings and grounds                                          24,267            24,267
Machinery and equipment                                        87,646           100,282
Construction in progress                                        4,805             2,828
                                                          -----------       -----------
                                                              118,908           129,567
Less accumulated depreciation                                 (61,683)          (59,305)
                                                          -----------       -----------
Property, plant and equipment, net                        $    57,225       $    70,262
                                                          ===========       ===========

Note 5.  (LOSS) EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted computations of (loss) earnings per share. There are no reconciling items for the numerators, which consist of net (loss) income for all periods presented.

                                                              Three months ended
                                                 ---------------------------------------------
                                                    August 29, 1998          August 30, 1997
                                                 ---------------------   ---------------------
                                                                   Per                     Per
                                                                 Share                   Share
                                                    Shares      Amount      Shares      Amount
                                                 ---------   ---------   ---------   ---------
Basic (loss) earnings per share:                     6,202   $   (3.93)      6,185   $    0.05
Effect of dilutive securities:
  Stock options                                          -           -         119           -
                                                 ---------   ---------   ---------   ---------
Diluted (loss) earnings per share:                   6,202   $   (3.93)      6,304   $    0.05
                                                 =========   =========   =========   =========


Note 6.  RESTRUCTURING

During the first quarter of fiscal year 1999 the Company announced a restructuring plan, undertaken to improve capacity utilization and lower the Company's break-even point. Pursuant to the restructuring plan, the Company will permanently close its Loveland, Colorado facility by the end of October 1998, and sell or close its Soladyne facility in San Diego, California by the end of December 1998. Additionally, the Company reduced approximately 35 employees from administrative, engineering and support functions at its Forest Grove, Oregon location. Closure of the Loveland site will result in the layoff of approximately 340 manufacturing and support employees. The Company is transferring a portion of the Loveland production to the Company's Forest Grove facility, which operated significantly below capacity during the first quarter of fiscal year 1999. The Soladyne site employs approximately 64 employees. Included in the restructuring charge is $19,624, which represents the write-down of existing tangible and intangible assets to their estimated net realizable value.

The components of the restructuring charge are as follows:

        Non-cash charges:
           Write down and write off of manufacturing equipment     $     15,672
           Write off of goodwill and intangible assets                    3,952
                                                                   ------------
                                                                         19,624
        Cash charges:
           Severance benefits                                             2,801
           Lease termination costs                                        4,758
           Other costs                                                      696
                                                                   ------------
                                                                          8,255

          Total restructuring expense                              $     27,879
                                                                   ============

        Write-off of inventory, included in cost of sales          $      2,118
                                                                   ============

Of the total restructuring charge, $2,801 was included in accrued compensation and $5,454 was included in other accrued liabilities at August 29, 1998.

Note 7.  LONG-TERM DEBT

The Company has $40 million outstanding under a private placement of senior unsecured notes with two insurance companies which include certain financial covenants (including minimum net worth, debt ratio and interest coverage requirements) and cross-default provisions. As of August 29, 1998, the Company was not in compliance with the covenants which specify minimum net worth and interest coverage requirements. Compliance with such covenants was waived by the holders of the unsecured notes as of and for the quarter ended August 29, 1998.

Note 8.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect SFAS 133 to have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands)

This discussion and analysis is designed to be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Merix Corporation (the Company) Form 10-K for the fiscal year ended May 30, 1998.

Results of Operations

Fiscal year. The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 1999 is a 52-week year ending May 29, 1999 and fiscal year 1998 was a 52-week year ended May 30, 1998.

Net Sales. Net sales for the first quarter of fiscal 1999 were $20,515, a decrease of 54.0% over net sales of $44,559 in the first quarter of fiscal 1998. Net sales decreased due to lower unit sales and lower average selling prices which resulted from the general electronics industry downturn, pricing pressures in the printed circuit industry, and excess inventory conditions and delays in new product production at certain of the Company's customers. Average selling prices of the Company's products decreased approximately 10% in the first quarter of fiscal year 1999 compared to the fourth quarter of fiscal year 1998. The decrease in net sales occurred across all major customers and all market segments. The general slow-down in the electronics industry and excess capacity in the domestic printed circuit industry began to negatively impact the level and pricing of customer orders in the fourth quarter of fiscal year 1998 and the Company believes it will continue to negatively impact results throughout the remainder of fiscal year 1999.

The Company's 90 day backlog was approximately $16.3 million at August 29, 1998, compared to $15.8 million at the end of fiscal year 1998. A substantial portion of the Company's backlog is typically scheduled for delivery within 60 days. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement, and a significant portion of the Company's backlog is subject to cancellation or postponement without significant penalty. Variations in the size, timing and delivery schedule of purchase orders received by the Company, as well as changes in customers' delivery requirements, may result in substantial fluctuations in backlog from period to period. Accordingly, the Company's backlog is not necessarily indicative of future quarterly or annual financial results.

The level and timing of orders placed by the Company's customers vary due to many factors, including customer attempts to manage inventory, timing of new product introductions and variation in demand for customer products. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it anticipates the future volume of orders based on discussions with its customers. The Company uses these estimates of anticipated future orders to determine the amount and mix of products that it intends to manufacture. A variety of conditions may cause customers to cancel, reduce or delay orders that were previously placed or anticipated. A significant portion of the Company's backlog at any time may be subject to cancellation or postponement without significant penalty. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by one or more customers or the failure of one or more customers to order products at levels anticipated by the Company, could result in excess or obsolete inventory and lower sales which could materially adversely affect the Company's business, financial condition and results of operations.

During periods of slowdown in the electronics industry, the Company's customers become more price sensitive, which has had and could continue to have an adverse effect on interconnect pricing. Additionally, as a result of recent economic events in Asia, many Asian printed circuit companies are turning to the U.S. domestic market as a source of new customers to utilize their excess capacity. This additional competition in the domestic printed circuit market, together with lower customer demand, is creating intensified pricing pressures from both international and U.S. competitors in many of the markets in which the Company competes.

During the first three quarters of fiscal year 1998, manufacturing constraints limited the capacity available to meet the production needs of the Company's current and new customers. In response, in December 1997, the Company announced plans for a major expansion of its Forest Grove manufacturing capacity. The expansion, which has been underway since January 1998, was originally expected to be complete in the first half of fiscal year 1999. Due to weak demand which began in the fourth quarter of fiscal year 1998 and continued into the first quarter of fiscal year 1999, the Company delayed the project timeline and now expects the expansion project to be completed by the end of fiscal year 1999. Although the downturn in the electronics industry is continuing, customer order levels are beginning to increase and the completion of the expansion project is expected to position the Company to take advantage of higher customer demand. However, the Company's current expansion of its manufacturing capacity will increase its fixed costs, and the future profitability of the Company will in part depend on its ability to utilize its manufacturing capacity in an effective manner. The failure to successfully integrate, manage and utilize additional manufacturing capacity could adversely affect the Company's business, financial condition and results of operations.

Historically, the Company's sales have been concentrated in relatively few customers. As shown in the table below, the Company's five largest customers comprised approximately 67% and 74% of net sales in the three month periods ended August 29, 1998 and August 30, 1997, respectively. One of the Company's objectives is to diversify its customer base, which includes pursuing opportunities within other divisions of its existing customers, in order to grow sales and reduce the risks associated with a concentration of sales to a relatively small number of customers. The loss of one or more principal customers or a change in the mix of product sales could have a material adverse effect on the Company's business, financial condition and results of operations.

Sales by market segments and major customers, as a percent of net sales, are shown in the table below. Amounts for contract manufacturers are reflected in sales to the original equipment manufacturer (OEM) served by the contract manufacturer. Sales through the contract manufacturing channel were $4,682 (22.8% of net sales) in the first quarter of fiscal year 1999 and $8,072 (18.1% of net sales) in the first quarter of fiscal year 1998.

                                            Three Months Ended
                                August 29, 1998              August 30, 1997
                             -----------------------     -----------------------
Market Segments
   Test and Instruments           37.4%    $   7,678          43.4%    $  19,351
   Computers                      30.8         6,324          24.9%       11,107
   Communications                 28.9         5,925          28.8        12,812
   Other                           2.9           588           2.9         1,289
                             ---------     ---------     ---------     ---------
     Total                       100.0%    $  20,515         100.0%    $  44,559

Largest Customers
   Hewlett-Packard Company        24.0%    $   4,925          27.1%    $  12,096
   Tektronix, Inc.                19.4         3,980          16.3         7,282
   Teradyne, Inc.                  9.7         1,985          11.5         5,104
   Intel Corporation               7.4         1,529           0.3           164
   Motorola, Inc.                  6.7         1,365          11.1         4,937
   Storage Technology Corp.        4.1           833           8.1         3,591
   Others                         28.7         5,898          25.6        11,385
                             ---------     ---------     ----------    ---------
     Total                       100.0%    $  20,515         100.0%    $  44,559


Gross profit (loss). The Company's gross profit (loss) was ($7,112) or (34.7%) of sales for the first quarter of fiscal 1999 compared to $5,762 or 12.9% of sales in the same period of the prior year. The decrease in gross profit was attributable to lower capacity utilization, lower product pricing, and the effect of a $2.1 million write down of inventory related to the restructuring undertaken in the first quarter of fiscal year 1999. See Note 6 of Notes to Financial Statements and "Restructuring" below. The Company expects gross profit to improve as a result of the closing of the manufacturing operations contemplated in the restructuring plan, which will increase capacity utilization of the Forest Grove manufacturing facility and decrease the number of support and manufacturing staff.

The Company's customers are demanding more sophisticated products, which incorporate high technology and increasing layer counts. The Company is focusing on increasing its sales in the high end computing and communications market segments and decreasing its sales of lower margin products in the test and measurement market segments. However, there can be no assurance that these efforts will result in higher sales or profits. The Company's focus continues to be on providing high technology products and processes. However, the Company's basic interconnect technology is generally not subject to significant proprietary protection, and companies with significant resources may develop expertise in these higher technology processes and products and compete with the Company. Increased competition could result in price reductions, reduced margins or loss of market share, which could materially adversely affect the Company's business, financial condition and results of operations.

Engineering. Engineering expenses were $1,027 and $1,531 in the first quarters of fiscal 1999 and 1998, respectively, and were 5.0% and 3.4% of sales, respectively. These expenses decreased in the first quarter of fiscal year 1999 primarily as a result of the capitalization of approximately $400 of engineering labor related to the Forest Grove expansion project currently underway. Engineering expenses, as a percentage of sales, increased as a result of lower sales in the first quarter of fiscal year 1999.

Selling, General and Administrative. Selling, general and administrative expenses were $2,802 and $3,340 in the first quarters of fiscal 1999 and 1998, respectively, and were 13.7% and 7.5% of sales, respectively. These expenses decreased in the first quarter of fiscal year 1999 due to reduced headcount resulting from the fiscal year 1998 restructuring and reduced selling expenses as a result of a lower level of sales. Selling, general and administrative expenses, as a percentage of sales, increased as a result of lower sales in the first quarter of fiscal year 1999.

Restructuring Expense. During the first quarter of fiscal year 1999 the Company announced a restructuring plan, undertaken to improve capacity utilization and lower the Company's break-even point, as a response to the general electronics industry downturn and increasing pricing pressures. The Company believes the implementation of this plan will lower its break-even point from approximately $39,000 per quarter to approximately $31,000 per quarter. Pursuant to the restructuring plan, the Company will permanently close its Loveland, Colorado facility by the end of October 1998, and sell or close its Soladyne facility in San Diego, California by the end of December 1998. Additionally, the Company reduced approximately 35 employees from administrative, engineering and support functions at its Forest Grove, Oregon location. Closure of the Loveland site will result in the layoff of approximately 340 manufacturing and support employees. The Company is transferring a portion of the Loveland production to the Company's Forest Grove facility, which operated significantly below capacity during the first quarter of fiscal year 1999. The Soladyne site employs approximately 64 employees. Included in the restructuring charge is $19,624, which represents the write-down of existing tangible and intangible assets to their estimated net realizable value. Of the total restructuring charge, $2,801 was included in accrued compensation and $5,454 was included in other accrued liabilities at August 29, 1998. See Note 6 of Notes to Financial Statements for additional detail.

Interest and Other Expense, net. Interest and other expense, net remained relatively constant at $489 and $487 for the first quarters of fiscal 1999 and 1998, respectively.

Income Taxes. In the first quarter of fiscal year 1999, the Company recorded a benefit of $14,938 from the recognition of net operating loss carryforwards. The Company expects its effective tax rate to be approximately 38% in fiscal year 1999.

Liquidity and Capital Resources

Cash and short-term investments at August 29, 1998 was $18,323 compared with $22,899 at May 30, 1998. Cash and short-term investments are expected to continue to decline as the Company incurs additional losses. Working capital was $17,884 at August 29, 1998 compared with $40,755 at May 30, 1998.

Cash provided by operating activities in the first quarter of fiscal year 1999 was $2,880, which primarily consisted of a net loss for the quarter adjusted for depreciation and amortization, and an increase in deferred income taxes, primarily offset by the restructuring charge (See Note 6 of Notes to Financial Statements), a decease in accounts receivable and an increase in accrued compensation and other accrued liabilities. Deferred income taxes increased as a result of the net loss in the period, accounts receivable decreased as a result of the lower level of sales in the period, and accrued compensation and other accrued liabilities increased as certain of the restructuring charges were accrued at August 29, 1998.

Cash used in investing activities in the first quarter of fiscal year 1999 was $7,234, which primarily consisted of $5,318 of capital expenditures for manufacturing equipment, and $9,345 of purchases of short-term investments, offset by $7,395 of maturities of short-term investments. The Company's policy is to hold such short-term investments to maturity.

Cash used in financing activities in the first quarter of fiscal year 1999 was $2,172, which primarily consisted of payment of notes payable during the period.

The Company has $40 million outstanding under a private placement of senior unsecured notes with two insurance companies. The notes bear interest at 7.92%, payable on a semi-annual basis, with payment of principal in five equal annual installments commencing on September 15, 1999.

The Company had no borrowings at August 29, 1998 under its line of credit. The line of credit expired on September 30, 1998. The Company is currently negotiating to obtain a new line of credit, but no assurance can be given that the Company will be successful in this effort.

The senior unsecured notes include certain financial covenants (including minimum net worth, debt ratio and interest coverage requirements) and cross-default provisions. As of August 29, 1998, the Company was not in compliance with the covenants which specify minimum net worth and interest coverage requirements. Compliance with such covenants was waived by the holders of the unsecured notes as of and for the quarter ended August 29, 1998. See Note 7 of Notes to Financial Statements. The Company expects that it will not satisfy certain of the existing covenants as of the end of its quarter ending November 28, 1998 and is negotiating with the lenders to obtain waivers or amendment of these covenants. If the covenants are not further amended or waived, the notes could become immediately due in full. If the Company can successfully renegotiate the financial covenants in the notes as necessary, and obtain a new line of credit, the Company believes that its existing capital resources and cash generated from operations should be sufficient to meet its working capital and capital expenditure requirements during its 1999 fiscal year. However, if the Company's losses in the second quarter of fiscal year 1999 are greater than expected or if losses continue into the third quarter of fiscal year 1999, the Company may need additional funds. The Company is exploring additional financing alternatives, and there are no assurances that additional financing will be available to the Company.

The Company had capital commitments of approximately $10,013 at August 29, 1998, primarily related to expansion of manufacturing capacity at its Forest Grove facility. Due to weak demand as discussed in "Net Sales" beginning on page 8 of this Report, the Company has delayed the project timeline and now expects the expansion project to be completed by the end of fiscal year 1999. The Company currently expects to finance the expansion with available resources.

Year 2000 Disclosure

The Company is assessing its computer software programs and operating systems used in its internal operations, including applications used in its financial, shop-floor control and manufacturing equipment control systems to determine their readiness for the Year 2000 (the "Year 2000 Program"). The inability of computer software programs and operating systems to accurately recognize, interpret and process date codes designating the year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including disruption of the business operations these systems control. The Company is approximately 35% complete with its internal assessment and expects to complete the internal assessment by the end of the third quarter of fiscal 1999. To date, limited testing of systems has been performed.

The Company also may be exposed to risks from computer systems of parties with which the Company transacts business. The Company has contacted most of its critical suppliers to determine the extent to which the Company may be vulnerable to those parties' failure to remedy their own Year 2000 issues and to ascertain what actions, if needed, may be taken by the Company in response to such risks. To date, approximately 85% of the suppliers contacted have indicated they are, or expect to be, Year 2000 compliant.

The Company currently estimates that it will spend between $385 and $1,000 in addressing the Year 2000 issue, of which approximately $35 has been incurred through the first quarter of fiscal year 1999. The estimates are subject to change as additional information is obtained in connection with the Year 2000 Program.

Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in its computer software programs and operating systems used in its internal operations, its interface with key suppliers and customers, or processing orders and billing. However, if certain critical third party suppliers, such as those supplying electricity, water or telephone service, experience difficulties resulting in disruption of the service or delivery of supplies to the Company, or if the Company's internal operating systems fail to comply, a shutdown of the Company's operations could occur for the duration of the disruption. The Company has not developed contingency plans but intends to determine whether to develop such a plan by the beginning of the fourth quarter of fiscal 1999. Furthermore, there can be no assurances that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

Forward-looking Statements

Information set forth in this Report on Form 10-Q relating to fiscal year 1999 and beyond, including the Company's plans and expectations with respect to cost savings, its restructuring plan, changes in product mix, gross margin, customer demand and increases in manufacturing capacity, constitute forward-looking statements. Information contained in forward-looking statements is based on current expectations and is subject to change, and actual results may differ materially from the forward-looking statements.

Many factors could cause actual results to differ materially from the forward-looking information. This Report on Form 10-Q discusses certain of these factors, including the general slow-down in the electronics industry and the economic events in Asia; the recent decline in customer orders and the Company's excess capacity; pricing and other competitive pressures in the industry; risks related to the Company's capacity expansion project; customer concentration and difficulties in diversifying the customer base; increases in finished goods inventory; declines in backlog; risks related to customer cancellation, postponement or reduction of orders; the effects of the restructuring; negotiations relating to the Company's loan agreements; the ability to execute financing strategies; unanticipated costs associated with any required modifications to the Company's manufacturing equipment computer systems and associated software related to the Year 2000 issue; and plant shutdowns. Other factors include business conditions and growth in the general economy and the electronic and interconnect industries; raw material availability; production delays; product mix; customer acceptance of new technologies; costs and yield issues associated with production; the ability to attract and retain a talented workforce; unanticipated costs to comply with environmental laws; and other risks listed from time to time in the Company's Securities and Exchange Commission reports or otherwise disclosed by the Company. Any forward-looking statements should be considered in light of these factors. Forward-looking statements speak only as of date made. The Company undertakes no obligation to publicly release the results of any revision to forward-looking statements which may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.



                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The exhibits filed as part of this report are listed below:

     Exhibit
       No.
     -------
      10.31*   Indemnity Agreement between the Company and Janie S. Brown as of August 11, 1998
      27       Financial Data Schedule


      * This Exhibit constitutes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended August 29, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of October, 1998.


                                       MERIX CORPORATION


                                       By: /s/ JANIE S. BROWN
                                           -------------------------------------
                                           Janie S. Brown
                                           Vice President, Treasurer and Chief
                                           Financial Officer
                                          (Principal Financial Officer)

                                 EXHIBIT INDEX

                                                                      Sequential
Exhibit No.     Description                                             Page No.
-----------     -----------                                             --------

   10.31        Indemnity Agreement between the Company
                and Janie S. Brown as of August 11, 1998

   27           Financial Data Schedule