Form 10-Q
period 1998-11-28
MERIX CORP
filed 1999-01-12
CIK 921365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 28, 1998

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the Registrant's Common Stock outstanding as of December 31, 1998 was 6,284,931 shares.

                                MERIX CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

Part I    Financial Information                                            Page

  Item 1. Financial Statements:

            Balance Sheets as of November 28, 1998 and
              May 30, 1998                                                    2

            Statements of Operations for the three months and six
              months ended November 28, 1998 and November 29, 1997            3

            Statements of Cash Flows for the six months
              ended November 28, 1998 and November 29, 1997                   4

            Notes to Financial Statements                                     5


  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8

  Item 3. Quantitative and Qualitative Disclosure About Market Risk          13


Part II   Other Information

  Item 4. Submission of Matters to a Vote of Security Holders                13

  Item 6. Exhibits and Reports on Form 8-K                                   13

          Signature                                                          14

                          PART I. FINANCIAL INFORMATION

                                MERIX CORPORATION
                                 BALANCE SHEETS
                            (unaudited, in thousands)


                                                 November 28,      May 30,
                                                     1998           1998
                                                 ------------   ------------
Assets

Cash and short-term investments                  $     14,249   $     22,899
Accounts receivable, net of allowance
  of $259 (1999 and 1998)                              13,358         21,804
Inventories (Notes 3 and 6)                             6,848         10,795
Tax refund receivable                                     759            759
Deferred income taxes                                     953          1,577
Other current assets                                    1,263          2,454
                                                 ------------   ------------
  Total current assets                                 37,430         60,288

Property, plant and equipment, net
  (Notes 4 and 6)                                      58,954         70,262
Goodwill, net (Note 6)                                      -          2,027
Deferred income taxes                                  16,740              -
Other assets                                              235          2,591
                                                 ------------   ------------
     Total assets                                $    113,359   $    135,168
                                                 ============   ============

Liabilities and Shareholders' Equity

Accounts payable                                 $     10,784   $     10,584
Accrued compensation (Note 6)                           2,613          2,512
Current portion of long-term debt                      10,329          4,529
Other accrued liabilities (Note 6)                      9,330          1,908
                                                 ------------   ------------
  Total current liabilities                            33,056         19,533

Long-term debt (Note 7)                                32,000         40,000
Deferred income taxes                                   4,171          4,171
Other liabilities                                           -          1,273
                                                 ------------   ------------
  Total liabilities                                    69,227         64,977

Shareholders' equity:
  Preferred stock, no par value;
    authorized 10,000 shares; none issued                   -              -
  Common stock, no par value; authorized
    50,000 shares; issued and outstanding
    1999: 6,266 shares, 1998: 6,203 shares             44,618         44,625
  Unearned compensation                                    (7)          (250)
  Retained earnings                                      (479)        25,816
                                                 ------------   ------------
                                                       44,132         70,191
                                                 ------------   ------------
    Total liabilities and shareholders' equity   $    113,359   $    135,168
                                                 ============   ============


    The accompanying notes are an integral part of the financial statements.

                                MERIX CORPORATION
                            STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)


                                              Three Months Ended                Six Months Ended
                                             Nov. 28,       Nov. 29,         Nov. 28,       Nov. 29,
                                              1998           1997             1998           1997
                                          ------------   ------------     ------------   ------------
Net sales                                 $     30,032   $     46,571     $     50,546   $     91,130
Cost of sales                                   29,571         40,102           57,197         78,899
                                          ------------   ------------     ------------   ------------
Gross profit (loss)                                461          6,469           (6,651)        12,231
                                          ------------   ------------     ------------   ------------

Engineering                                      1,021          1,448            2,047          2,979
Selling, general and administrative              2,109          3,543            4,911          6,883
Restructuring expense (Note 6)                       -          1,878           27,879          1,878
                                          ------------   ------------     ------------   ------------
Total operating expense                          3,130          6,869           34,837         11,740

Operating  (loss) income                        (2,669)          (400)         (41,488)           491
Interest and other expense, net                   (434)          (622)            (924)        (1,109)
                                          ------------   ------------     ------------   ------------
Loss before taxes                               (3,103)        (1,022)         (42,412)          (618)
Income taxes                                    (1,179)          (381)         (16,117)          (270)
                                          ------------   ------------     ------------   ------------
Net loss                                  $     (1,924)  $       (641)    $    (26,295)  $       (348)
                                          ============   ============     ============   ============


Basic and diluted net loss per share      $      (0.31)  $      (0.10)    $      (4.23)  $      (0.06)
                                          ============   ============     ============   ============

Shares used in basic and diluted
  per share calculations                         6,241          6,191            6,221          6,248
                                          ============   ============     ============   ============


    The accompanying notes are an integral part of the financial statements.

                                MERIX CORPORATION
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                            Six Months Ended
                                                       November 28,     November 29,
                                                           1998             1997
                                                       ------------     ------------
Cash flows from operating activities:
  Net loss                                             $    (26,295)    $       (348)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                           4,369            5,008
      Deferred income taxes                                 (16,117)             360
      Amortization of unearned compensation                      41              145
      Restructuring charge                                   19,624            1,149
      Contribution of common stock to 401(k) plan               335                -
      Other                                                     151              (58)
  Changes in assets and liabilities:
      Accounts receivable                                     8,446           (1,598)
      Inventories                                             3,947           (1,256)
      Income tax refund receivable                                -            2,308
      Other current assets                                    1,191              266
      Accounts payable                                          200             (945)
      Accrued compensation                                      101              211
      Other accrued liabilities                               6,145            1,300
                                                       ------------     ------------
Net cash provided by operating activities                     2,138            6,542
                                                       ------------     ------------

Cash flows from investing activities:
  Capital expenditures                                       (8,839)          (7,345)
  Short-term investments: purchases                         (11,016)          (9,500)
                          maturities                          7,395            7,587
  Proceeds from sale of assets                                  253               20
                                                       ------------     ------------
Net cash used in investing activities                       (12,207)          (9,238)
                                                       ------------     ------------

Cash flows from financing activities:
  Principal payments on long-term debt                       (2,200)             (61)
  Proceeds from exercise of stock options                         -              362
  Reacquired common stock                                        (2)            (181)
                                                       ------------     ------------
Net cash (used in) provided by financing activities          (2,202)             120
                                                       ------------     ------------

Decrease in cash and cash equivalents                       (12,271)          (2,576)
Cash and cash equivalents at beginning of period             15,430           16,537
                                                       ------------     ------------
Cash and cash equivalents at end of period                    3,159           13,961
Short-term investments                                       11,090           10,473
                                                       ------------     ------------
Cash and short-term investments at end of period       $     14,249     $     24,434
                                                       ============     ============

Supplemental disclosure of non-cash information:
  Tax benefit related to stock-based compensation      $          -     $        127
  Surrender of unvested shares of restricted stock              293                -
  Asset acquired by recognition of liability                      -            1,100
Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amount capitalized    $      1,395     $      1,619


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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six months ended November 28, 1998 are not necessarily indicative of the results to be expected for the full year.

The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 1999 is a 52-week year ending May 29, 1999 and fiscal year 1998 was a 52-week year ended May 30, 1998.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes requirements for disclosure of comprehensive income and is effective for the Company's fiscal year ending May 1999. Reclassification of earlier financial statements for comparative purposes is required. The Company adopted SFAS 130 in the first quarter of fiscal year 1999. Comprehensive loss did not differ from currently reported net loss in the periods presented.

Note 2. RECLASSIFICATION

The Company has reclassified certain prior year information to conform with the current year presentation.

Note 3. INVENTORIES

                                        November 28,        May 30,
                                            1998             1998
                                        ------------     ------------
Raw materials                           $        927     $      3,684
Work in process                                4,391            3,638
Finished goods                                 1,530            3,473
                                        ------------     ------------
    Total                               $      6,848     $     10,795
                                        ============     ============

Note 4. PROPERTY, PLANT AND EQUIPMENT

                                        November 28,        May 30,
                                            1998             1998
                                        ------------     ------------
Land                                    $      2,190     $      2,190
Buildings and grounds                         23,587           24,267
Machinery and equipment                       88,266          100,282
Construction in progress                       5,698            2,828
                                        ------------     ------------
                                             119,741          129,567
Less accumulated depreciation                (60,787)         (59,305)
                                        ------------     ------------
Property, plant and equipment, net      $     58,954     $     70,262
                                        ============     ============

Note 5. LOSS PER SHARE

Basic and diluted net loss per share are computed using the weighted average number of shares of common stock outstanding for the period. The dilutive effect of outstanding stock options were not included in the accompanying net loss per share calculations, because to do so would have been antidilutive. Options were outstanding for the purchase of 1,247,302 shares and 1,237,700 shares at November 28, 1998 and November 29, 1997, respectively. Of the stock options outstanding at November 28, 1998, 80% had exercise prices below the market price of the underlying common stock at that date.

Note 6. RESTRUCTURING

During the first quarter of fiscal 1999 the Company announced a restructuring plan, undertaken to improve capacity utilization and lower the Company's break-even point, as a response to the general electronics industry downturn and increasing pricing pressures. Pursuant to the restructuring plan, the Company permanently closed its Loveland, Colorado facility and reduced approximately 35 employees from administrative, engineering and support functions at its Forest Grove, Oregon location. Closure of the Loveland facility, which was completed on October 30, 1998, resulted in the layoff of approximately 340 manufacturing and support employees. The Company transferred a portion of the Loveland production to its Forest Grove facility. Additionally, the Company transferred a portion of the manufacturing equipment previously used in the Loveland facility to the Forest Grove site and expects to install such equipment beginning in spring 1999.

Also pursuant to the restructuring plan, the Company announced it would sell or close its Soladyne facility in San Diego, California. In the second quarter of fiscal 1999, the Company received several non-binding letters of interest in the Soladyne facility, and anticipates that a sale of the facility will occur in the third quarter of fiscal year 1999.

The components of the restructuring charge recorded in the first quarter of fiscal year 1999 were as follows:

     Non-cash charges:
       Write-down and write-off of manufacturing equipment         $  15,672
       Write-off of goodwill and intangible assets                     3,952
                                                                   ---------
                                                                      19,624
     Cash charges:
       Severance benefits                                              2,801
       Lease termination costs                                         4,758
       Other costs                                                       696
                                                                   ---------
                                                                       8,255

     Total restructuring expense                                   $  27,879
                                                                   =========

     Write-off of inventory, included in cost of sales             $   2,118
                                                                   =========

Cash payments during the second quarter of fiscal year 1999 related to the restructuring charge consisted of $2,152 of severance benefits, $161 of lease termination costs and $294 of other costs. At November 28, 1998, $649 was included in accrued compensation and $4,999 was included in other accrued liabilities. A portion of the equipment from the Loveland facility was sold in an auction in late December, and the Company anticipates that a sale of the Soladyne facility will occur in the third quarter of fiscal year 1999. Upon the conclusion of these two events, the Company will evaluate its original estimated restructuring charge and record adjustments in the third quarter of fiscal year 1999, as appropriate.

Results of operations for the second quarter of fiscal 1998 included a $1,878 charge for the costs associated with a restructuring plan undertaken to improve the Company's profitability. The restructuring plan consisted of a work force reduction in the support and administrative functions, the write-down of certain manufacturing equipment, and other miscellaneous costs. In the third quarter of fiscal 1998, the Company paid all outstanding liabilities associated with the restructuring plan.

Note 7. LONG-TERM DEBT

The Company has $40 million outstanding under a private placement of senior unsecured notes with two insurance companies which include certain financial covenants (including minimum net worth, debt ratio and interest coverage requirements) and cross-default provisions. As of November 28, 1998, the Company was not in compliance with the covenants which specify minimum net worth and interest coverage requirements. Compliance with such covenants was waived by the holders of the unsecured notes as of and for the quarter ended November 28, 1998.

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

Net Sales. Net sales for the second quarter of fiscal 1999 were $30,032, a decrease of 35.5% from net sales of $46,571 in the second quarter of fiscal 1998. Net sales for the first six months of fiscal 1999 were $50,546, a decrease of 44.5% from net sales of $91,130 in the first six months of fiscal 1998. Net sales decreased due to lower unit sales and lower average selling prices which resulted from the general electronics industry downturn, pricing pressures in the printed circuit industry and excess inventory conditions. Average selling prices of the Company's products decreased approximately 3% in the second quarter of fiscal 1999 compared to the first quarter of fiscal 1999, and decreased approximately 10% in the first quarter of fiscal year 1999 compared to the fourth quarter of fiscal year 1998. Net sales in the second quarter of fiscal 1999 increased 46.4%, compared to net sales of $20,515 in the first quarter of fiscal 1999. The Company attributes this increase to its efforts to penetrate new customers and new programs and to a return of demand from its existing customers as their inventory and market issues are resolved. Although customer order levels are beginning to increase, the Company believes the impact of the electronics industry slowdown and excess capacity issues will continue to have a negative impact on results into the third quarter of fiscal 1999.

Sales by market segments as a percent of net sales are shown in the table below.

                                     Three Months Ended                           Six Months Ended
                           ---------------------------------------     ---------------------------------------

                             Nov. 28, 1998         Nov. 29, 1997         Nov. 28, 1998         Nov. 29, 1997
                           -----------------     -----------------     -----------------     -----------------
Market Segments
  Computers                   33%    $ 9,821        29%    $13,274        32%    $16,145        27%    $24,381
  Communications              31       9,391        24      11,332        30      15,316        26      24,144
  Test and  Instruments       33      10,055        44      20,435        35      17,733        44      39,786
  Other                        3         765         3       1,530         3       1,352         3       2,819
                           -------   -------     -------   -------     -------   -------     -------   -------
    Total                    100%    $30,032       100%    $46,571       100%    $50,546       100%    $91,130
                           -------   -------     -------   -------     -------   -------     -------   -------

The Company's five largest customers comprised approximately 71% and 75% of net sales in the second quarter of fiscal year 1999 and 1998, respectively, and 68% and 75% of net sales in the first six months of fiscal year 1999 and 1998, respectively. The Company continues to focus on additional diversification of its customer base. As shown in the table above, the Company is beginning to achieve its objectives with regard to increasing its sales in the high end computing and communications market segments and decreasing its sales of lower margin products in the test and measurement market segment.

The Company's 90 day backlog was approximately $17.2 million at November 28, 1998, compared to $15.8 million at the end of fiscal 1998. A substantial portion of the Company's backlog is typically scheduled for delivery within 60 days. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement, and a significant portion of the Company's backlog is subject to cancellation or postponement without significant penalty. The level and timing of orders placed by the Company's customers vary due to many factors, including customer attempts to manage inventory, timing of new product introductions and variation in demand for customer products. Accordingly, the Company's backlog is not necessarily indicative of future quarterly or annual financial results. The Company typically does not obtain long-term purchase orders or commitments from its customers and a variety of conditions may cause customers to cancel, reduce or delay orders that were previously placed. The Company cannot assure the timely replacement of canceled, delayed or reduced orders.

During periods of slowdown in the electronics industry, the Company's customers are more price sensitive, which has had, and could continue to have, an adverse effect on interconnect pricing. Additionally, as a result of the current economic situation in Asia, many Asian printed circuit companies have turned to the U.S. domestic market as a source of new customers to utilize their excess capacity. This additional competition in the domestic printed circuit market has created intensified pricing pressures from both international and domestic competitors in many of the markets in which the Company competes.

In December 1997, the Company announced plans for a major expansion of its Forest Grove manufacturing capacity. The Company currently expects the expansion project to be completed in early spring 1999, and also expects to add approximately 140 direct production employees by the end of fiscal year 1999. Customer orders are beginning to increase and the completion of the expansion project is expected to position the Company to take advantage of this higher demand. However, the future profitability of the Company will in part depend on its ability to utilize its manufacturing capacity in an effective manner. The failure to successfully integrate, manage and utilize additional manufacturing capacity could adversely affect the Company's business, financial condition and results of operations.

Gross profit (loss). The Company's gross profit (loss) was 1.5% and 13.9% in the second quarters of fiscal year 1999 and 1998, respectively, and was (13.2%) and 13.4% in the first six months of fiscal year 1999 and 1998, respectively. The decreases in gross profit were attributable to lower capacity utilization, lower product pricing, and the effect of a $2.1 million write-down of inventory related to the restructuring charge recorded in the first quarter of fiscal year 1999. See Note 6 of Notes to Financial Statements and "Restructuring" below. The Company expects gross profit to improve as a result of increasing customer demand, a lower cost structure as a result of the restructuring and increased capacity utilization of the Forest Grove manufacturing facility, although the Company expects continuing pricing pressures to negatively impact gross profit.

The Company's customers are demanding more sophisticated products, which incorporate high technology and increasing layer counts. The Company plans to continue increasing its sales in the high end computing and communications market segments and decreasing its sales of lower margin products in the test and measurement market segment. However, there can be no assurance that these efforts will result in higher profits. The Company's basic interconnect technology is generally not subject to significant proprietary protection, and companies with significant resources may develop expertise in these higher technology processes and products and compete with the Company. Increased competition could result in price reductions, reduced margins or loss of market share, which could materially adversely affect the Company's business, financial condition and results of operations.

Engineering. Engineering expenses were $1,021 and $1,448 in the second quarters of fiscal year 1999 and 1998, respectively, and were 3.4% and 3.1% of sales, respectively. Engineering expenses were $2,047 and $2,979 in the first six months of fiscal years 1999 and 1998, respectively, and were 4.0% and 3.3% of sales, respectively. These expenses decreased as a result of reduced headcount and the capitalization of approximately $250 and $650 of dedicated engineering labor in the second quarter and first six months of fiscal year 1999, respectively, related to the Forest Grove expansion project currently underway. Engineering expenses, as a percentage of sales, increased as a result of lower sales in the second quarter and first six months of fiscal year 1999.

Selling, General and Administrative. Selling, general and administrative expenses were $2,109 and $3,543 in the second quarters of fiscal years 1999 and 1998, respectively, and were 7.0% and 7.6% of sales, respectively. Selling, general and administrative expenses were $4,911 and $6,883 in the first six months of fiscal years 1999 and 1998, respectively, and were 9.7% and 7.6% of sales, respectively. These expenses decreased due to reduced headcount resulting from the restructurings, cost controls and reduced selling expenses as a result of a lower level of sales. See Note 6 of Notes to Financial Statements.

Restructuring Expense. During the first quarter of fiscal 1999 the Company announced a restructuring plan, undertaken to improve capacity utilization and lower the Company's break-even point, as a response to the general electronics industry downturn and increasing pricing pressures. Pursuant to the restructuring plan, the Company permanently closed its Loveland, Colorado facility, and reduced approximately 35 employees from administrative, engineering and support functions at its Forest Grove, Oregon location. Closure of the Loveland facility, which was completed on October 30, 1998, resulted in the layoff of approximately 340 manufacturing and support employees. The Company transferred a portion of the Loveland production to its Forest Grove facility. Additionally, the Company transferred a portion of the manufacturing equipment previously used in the Loveland facility to the Forest Grove site and expects to install such equipment beginning in spring 1999.

Also pursuant to the restructuring plan, the Company announced it would sell or close its Soladyne facility in San Diego, California. In the second quarter of fiscal 1999, the Company received several non-binding letters of interest in the Soladyne facility, and anticipates that a sale of the facility will occur in the third quarter of fiscal year 1999.

The components of the restructuring charge recorded in the first quarter of fiscal year 1999 were as follows:

     Non-cash charges:
       Write-down and write-off of manufacturing equipment         $ 15,672
       Write-off of goodwill and intangible assets                    3,952
                                                                   --------
                                                                     19,624
     Cash charges:
       Severance benefits                                             2,801
       Lease termination costs                                        4,758
       Other costs                                                      696
                                                                   --------
                                                                      8,255

     Total restructuring expense                                   $ 27,879
                                                                   ========

     Write-off of inventory, included in cost of sales             $  2,118
                                                                   ========

Cash payments during the second quarter of fiscal year 1999 related to the restructuring charge consisted of $2,152 of severance benefits, $161 of lease termination costs and $294 of other costs. At November 28, 1998, $649 was included in accrued compensation and $4,999 was included in other accrued liabilities. A portion of the equipment from the Loveland facility was sold in an auction in late December, and the Company anticipates that a sale of the Soladyne facility will occur in the third quarter of fiscal year 1999. Upon the conclusion of these two events, the Company will evaluate its original estimated restructuring charge and record adjustments in the third quarter of fiscal year 1999, as appropriate. See Note 6 of Notes to Financial Statements.

Results of operations for the second quarter of fiscal year 1998 included a $1,878 charge for the costs associated with a restructuring plan undertaken to improve the Company's profitability. The restructuring plan consisted of a work force reduction in the support and administrative functions, the write-down of certain manufacturing equipment, and other miscellaneous costs. In the third quarter of fiscal year 1998, the Company paid all outstanding liabilities associated with the restructuring plan.

Interest and Other Expense, net. Interest and other expense, net was $434 and $622 for the second quarters of fiscal years 1999 and 1998, respectively, and $924 and $1,109 for the first six months of fiscal years 1999 and 1998, respectively. Interest expense decreased due to the capitalization of interest related to the Forest Grove expansion project of $220 and $400 in the second quarter and first six months of fiscal year 1999, respectively.

Income Taxes. In the first six months of fiscal year 1999, the Company recorded a benefit of $16,117 from the recognition of net operating loss carryforwards. The Company estimates its effective income tax rate will be approximately 38% in fiscal year 1999.

Liquidity and Capital Resources

Cash and short-term investments at November 28, 1998 were $14,249 compared with $22,899 at May 30, 1998. Cash and short-term investments are expected to continue to decline as the Company funds its capital expansion project. Working capital decreased to $4,374 at November 28, 1998 from $40,755 at May 30, 1998, primarily as a result of reclassification of long-term debt to current liabilities to reflect an $8,000 payment due in September 1999, and decreases in cash and accounts receivable.

Cash provided by operating activities in the first six months of fiscal year 1999 was $2,138, which primarily consisted of a net loss for the period adjusted for depreciation and amortization, and an increase in deferred income taxes, primarily offset by the restructuring charge, a decease in accounts receivable and an increase in other accrued liabilities. Deferred income taxes increased as a result of the net loss in the period and accounts receivable decreased as a result of the lower level of sales in the period. Other accrued liabilities increased due to accruals made in the first quarter of fiscal year 1999 related to the restructuring charge. See Note 6 of Notes to Financial Statements.

Cash used in investing activities in the first six months of fiscal year 1999 was $12,207, which primarily consisted of $8,839 of capital expenditures for manufacturing equipment, and $11,016 of purchases of short-term investments, offset by $7,395 of maturities of short-term investments. The Company's policy is to hold such short-term investments to maturity.

Cash used in financing activities in the first six months of fiscal year 1999 was $2,202, which primarily consisted of payment of long-term debt during the period.

The Company has $40 million outstanding under a private placement of senior unsecured notes with two insurance companies. The notes bear interest at 7.92%, payable on a semi-annual basis, with payment of principal in five equal annual installments commencing on September 15, 1999.

The senior unsecured notes include certain financial covenants (including minimum net worth, debt ratio and rolling four quarter interest coverage requirements) and cross-default provisions. As of November 28, 1998, the Company was not in compliance with the covenants which specify minimum net worth and interest coverage requirements. Compliance with such covenants was waived by the holders of the unsecured notes as of and for the quarter ended November 28, 1998. See Note 7 of Notes to Financial Statements. The Company expects that it will not satisfy certain of the existing covenants as of the end of its quarter ending February 27, 1999 and will negotiate with the lenders to obtain waivers or amendment of these covenants. If the covenants are not further amended or waived, the notes could become immediately due in full. The Company plans to seek additional financing during the 1999 calendar year to meet its working capital and capital expenditure requirements and is exploring additional financing alternatives, including equipment leasing. There are no assurances that additional financing will be available to the Company.

The Company had capital commitments of approximately $9,500 at November 28, 1998, primarily related to expansion of manufacturing capacity at its Forest Grove facility. The Company currently expects to finance the expansion with available resources.

Year 2000 Disclosure

The Company has developed a plan to perform assessment and remediation of its computer software programs and operating systems, including applications used in its financial, shop-floor control and manufacturing equipment control systems, to determine their readiness for the Year 2000 (the "Year 2000 Program"). The inability of computer software programs and operating systems to accurately recognize, interpret and process date codes designating the Year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including disruption of the business operations these systems control. With respect to its financial and shop-floor control systems, the Company's assessment is 90% complete and its remediation is 25% complete. With respect to its manufacturing equipment control systems, the Company's assessment is 80% complete and no remediation has been performed. The Company expects to complete its assessment of its computer software programs and operating systems by the end of the third quarter of fiscal year 1999, and to complete its remediation by the end of the second quarter of fiscal year 2000.

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

The Company currently estimates that it will spend between $385 and $1,000 in addressing the Year 2000 issue, of which approximately $75 has been incurred through the second quarter of fiscal year 1999. The estimates are subject to change as additional information is obtained in connection with the Year 2000 Program.

Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in its computer software programs and operating systems used in its internal operations, its interface with key suppliers and customers, or processing orders and billing. However, if certain critical third party suppliers, such as those supplying electricity, water, telephone service or critical materials, experience difficulties resulting in disruption of the service or delivery of supplies to the Company, or if the Company's internal operating systems fail to comply, a shutdown of the Company's operations could occur for the duration of the disruption. The Company has not developed a contingency plan to handle such events, but intends to decide by the beginning of the fourth quarter of fiscal year 1999 whether to develop such a plan. Furthermore, due to the general uncertainty inherent in the Year 2000 problem, there can be no assurances that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

Forward-looking Statements

Information set forth in this Report on Form 10-Q relating to fiscal year 1999 and beyond, including the Company's plans and expectations with respect to cost savings, its restructuring plan, changes in product mix, gross margin, customer demand, increases in manufacturing capacity, and Year 2000 matters constitute forward-looking statements. Information contained in forward-looking statements is based on current expectations and is subject to change, and actual results may differ materially from the forward-looking statements.

Many factors could cause actual results to differ materially from the forward-looking information. This Report on Form 10-Q discusses certain of these factors, including the general slow-down in the electronics and printed circuit board industries and the economic situation in Asia; a decline in customer orders and the resulting excess capacity; pricing and other competitive pressures in the industry; risks related to the Company's capacity expansion project; customer concentration and difficulties in diversifying the customer base and increasing sales in the high end computing and communications markets; risks related to customer cancellation, postponement or reduction of orders; the effects of the restructuring; negotiations relating to the Company's loan agreements; difficulty in seeking additional financing in calendar year 1999; and unanticipated costs associated with any required modifications to the Company's manufacturing equipment computer systems and associated software and other risks related to the Year 2000 issue. Other factors include business conditions and growth in the general economy and the electronic and interconnect industries; raw material availability; production delays; product mix; customer acceptance of new technologies; costs and yield issues associated with production; the ability to attract and retain a talented workforce; unanticipated costs to comply with environmental laws; and other risks listed from time to time in the Company's Securities and Exchange Commission reports or otherwise disclosed by the

Company. Any forward-looking statements should be considered in light of these factors. Forward-looking statements speak only as of date made. The Company undertakes no obligation to publicly release the results of any revision to forward-looking statements which may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on October 5, 1998.

The only item considered at the meeting was the election of directors. The results of the voting with respect to the six nominees for director identified in the Company's Proxy Statement were as follows:

                                       Votes For          Votes Withheld
     Deborah A. Coleman                5,510,938             123,728
     Carlene M. Ellis                  5,546,928              87,738
     William C. McCormick              5,551,345              83,321
     Carl W. Neun                      5,551,387              83,279
     Dr. Koichi Nishimura              5,552,787              81,879
     Robert C. Strandberg              5,550,795              83,871


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

     Exhibit
       No.
       ---

      10.32 *   Executive Severance Agreement between the Company and
                 Janie S. Brown as of October 5, 1998
      27        Financial Data Schedule

            * This Exhibit constitutes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended November 28, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of January, 1999.


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

                                 EXHIBIT INDEX

     Exhibit
       No.
      ----

      10.32 * Executive Severance Agreement between the Company and Janie S. Brown as of October 5, 1998
      27       Financial Data Schedule

            * This Exhibit constitutes a management contract or compensatory plan or arrangement.