Form 10-Q
period 1999-02-27
MERIX CORP
filed 1999-04-12
CIK 921365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended February 27, 1999

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the Registrant's Common Stock outstanding as of April 1, 1999 was 6,329,336 shares.

                                MERIX CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

Part I       Financial Information                                         Page


   Item 1.   Financial Statements:

             Balance Sheets as of February 27, 1999 and
                May 30, 1998                                                  2

             Statements of Operations for the three months and nine
                months ended February 27, 1999 and February 28, 1998          3

             Statements of Cash Flows for the nine months
                ended February 27, 1999 and February 28, 1998                 4

             Notes to Financial Statements                                    5


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8

   Item 3    Quantitative and Qualitative Disclosure About Market Risk       13


Part II      Other Information

   Item 6.   Exhibits and Reports on Form 8-K                                13

             Signature                                                       14

                          PART I. FINANCIAL INFORMATION

                                MERIX CORPORATION
                                 BALANCE SHEETS
                            (unaudited, in thousands)

                                                                         February 27,         May 30,
                                                                                1999            1998
                                                                         -----------     -----------
   Assets

   Cash and short-term investments                                       $    16,868     $    22,899
   Accounts receivable, net of allowance of $259 (1999 and 1998)              15,170          21,804
   Inventories (Notes 2 and 5)                                                 6,988          10,795
   Tax refund receivable                                                         759             759
   Deferred income taxes                                                         953           1,577
   Other current assets                                                        1,514           2,454
                                                                         -----------     -----------
     Total current assets                                                     42,252          60,288

   Property, plant and equipment, net (Notes 3 and 5)                         59,875          70,262
   Goodwill, net (Note 5)                                                          -           2,027
   Deferred income taxes                                                      13,739               -
   Other assets                                                                  335           2,591
                                                                         -----------     -----------
        Total assets                                                     $   116,201      $  135,168
                                                                         ===========     ===========

   Liabilities and Shareholders' Equity

   Accounts payable                                                      $    12,055      $   10,584
   Accrued compensation (Note 5)                                               2,724           2,512
   Current portion of long-term debt                                           8,000           4,529
   Other accrued liabilities (Note 5)                                          5,650           1,908
                                                                         -----------     -----------
     Total current liabilities                                                28,429          19,533

   Long-term debt (Note 6)                                                    34,299          40,000
   Deferred income taxes                                                       4,171           4,171
   Other liabilities                                                               -           1,273
                                                                         -----------     -----------
     Total liabilities                                                        66,899          64,977

   Shareholders' equity:
      Preferred stock, no par value; authorized 10,000 shares;
         none issued                                                               -               -
      Common stock, no par value; authorized 50,000 shares;
         issued and outstanding 1999: 6,314 shares,
         1998: 6,203 shares                                                   44,889          44,625
      Unearned compensation                                                       (5)           (250)
      Retained earnings                                                        4,418          25,816
                                                                         -----------     -----------
                                                                              49,302          70,191
                                                                         -----------     -----------
       Total liabilities and shareholders' equity                        $   116,201      $  135,168
                                                                         ===========     ===========


    The accompanying notes are an integral part of the financial statements.

                                MERIX CORPORATION
                            STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)


                                                      Three Months Ended                Nine Months Ended
                                                   Feb. 27,         Feb. 28,         Feb. 27,         Feb. 28,
                                                      1999             1998             1999             1998
                                              ------------     ------------     ------------     ------------
Net sales                                     $     30,503     $     46,416     $     81,050     $    137,546
Cost of sales                                       25,273           38,278           82,471          117,176
                                              ------------     ------------     ------------     ------------
Gross profit (loss)                                  5,230            8,138           (1,421)          20,370
                                              ------------     ------------     ------------     ------------

Engineering                                          1,010            1,441            3,058            4,420
Selling, general and administrative                  2,121            3,720            7,032           10,604
Restructuring expense (benefit) (Note 5)            (6,129)               -           21,750            1,878
                                              ------------     ------------     ------------     ------------
Total operating expense (benefit)                   (2,998)           5,161           31,840           16,902

Operating income (loss)                              8,228            2,977          (33,261)           3,468
Interest and other expense, net                       (329)            (591)          (1,252)          (1,700)
                                              ------------     ------------     ------------     ------------
Income (loss) before taxes                           7,899            2,386          (34,513)           1,768
Income taxes                                         3,002              890          (13,115)             620
                                              ------------     ------------     ------------     ------------
Net income (loss)                             $      4,897     $      1,496     $    (21,398)    $      1,148
                                              ============     ============     ============     ============


Net income (loss) per share (Note 3)
    Basic                                     $       0.78     $       0.24     $      (3.43)    $       0.19
                                              ============     ============     ============     ============
    Diluted                                   $       0.77     $       0.24     $      (3.43)    $       0.18
                                              ============     ============     ============     ============

Shares used in per share calculations
    Basic                                            6,291            6,195            6,245            6,190
                                              ============     ============     ============     ============
    Diluted                                          6,350            6,288            6,245            6,261
                                              ============     ============     ============     ============


    The accompanying notes are an integral part of the financial statements.

                                MERIX CORPORATION
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                           Nine Months Ended
                                                                      February 27,      February 28,
                                                                             1999              1998
                                                                     ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                 $    (21,398)     $      1,148
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                        6,125             7,593
       Deferred income taxes                                              (13,115)            1,250
       Amortization of unearned compensation                                   42               189
       Restructuring charge                                                16,798             1,138
       Contribution of common stock to 401(k) plan                            608                 -
       Other                                                                   31                 4
   Changes in assets and liabilities:
       Accounts receivable                                                  6,634            (5,444)
       Inventories                                                          3,807            (1,673)
       Income tax refund receivable                                            -             2,308
       Other current assets                                                   940               (63)
       Accounts payable                                                     1,471             3,022
       Accrued compensation                                                   212               810
       Other accrued liabilities                                            2,464            (1,278)
                                                                     ------------      ------------
Net cash provided by operating activities                                   4,619             9,004
                                                                     ------------      ------------

Cash flows from investing activities:
   Capital expenditures                                                   (12,922)          (12,353)
   Short-term investments: purchases                                      (11,016)          (12,500)
                           maturities                                       9,546            13,594
   Proceeds from sale of assets                                             4,504                31
                                                                     ------------      ------------
Net cash used in investing activities                                      (9,888)          (11,228)
                                                                     ------------      ------------

Cash flows from financing activities:
   Principal payments on long-term debt                                    (2,230)              (91)
   Proceeds from exercise of stock options                                      -               444
   Reacquired common stock                                                     (2)             (204)
                                                                     ------------      ------------
Net cash (used in) provided by financing activities                        (2,232)              149
                                                                     ------------      ------------

Decrease in cash and cash equivalents                                      (7,501)           (2,075)
Cash and cash equivalents at beginning of period                           15,430            16,537
                                                                     ------------      ------------
Cash and cash equivalents at end of period                                  7,929            14,462
Short-term investments                                                      8,939             7,466
                                                                     ------------      ------------
Cash and short-term investments at end of period                     $     16,868      $     21,928
                                                                     ============      ============

Supplemental disclosure of non-cash information:
   Tax benefit related to stock-based compensation                   $          5       $        133
   Asset acquired by recognition of liability                                   -              1,093
Supplemental disclosure of cash flow information:
   Cash paid for interest, net of amount capitalized                 $      1,367       $      1,619


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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine months ended February 27, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.  INVENTORIES

                                                            February 27,           May 30,
                                                                   1999              1998
                                                            -----------       -----------
Raw materials                                               $     1,201       $     3,684
Work in process                                                   4,446             3,638
Finished goods                                                    1,341             3,473
                                                            -----------       -----------
    Total                                                   $     6,988       $    10,795
                                                            ===========       ===========

Note 3.   PROPERTY, PLANT AND EQUIPMENT

                                                            February 27,           May 30,
                                                                   1999              1998
                                                            -----------       -----------
Land                                                        $     2,190       $     2,190
Buildings and grounds                                            19,800            24,267
Machinery and equipment                                          83,159           100,282
Construction in progress                                          6,231             2,828
                                                            -----------       -----------
                                                                111,380           129,567
Less accumulated depreciation                                   (51,505)          (59,305)
                                                            -----------       -----------
Property, plant and equipment, net                          $    59,875       $    70,262
                                                            ===========       ===========

Note 4.  INCOME (LOSS) PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares, related to outstanding stock options, of 59,072 for the three months ended February 27, 1999, 92,711 for the three months ended February 28, 1998 and 70,578 for the nine months ended February 28, 1998 were included in the calculations of diluted earnings per share.

Stock options to purchase 1,199,445 shares were not included in the net loss per share calculation for the nine months ended February 27, 1999, because to do so would have been antidilutive. Of the stock options outstanding at February 27, 1999, 960,242 had exercise prices below the market price of the underlying common stock at that date.

Note 5.  RESTRUCTURING

In the first quarter of fiscal year 1999 the Company announced a restructuring plan, undertaken to improve capacity utilization and lower the Company's cost structure. Pursuant to the restructuring plan, the Company closed its Loveland, Colorado facility, reduced approximately 35 employees from administrative, engineering and support functions at its Forest Grove, Oregon location and sold its Soladyne facility in San Diego, California. The Soladyne facility was sold in February 1999. Closure of the Loveland facility, which was completed on October 30, 1998, resulted in the layoff of approximately 340 manufacturing and support employees. The Company transferred a portion of the Loveland production and manufacturing equipment used in the Loveland facility to the Forest Grove site. Installation of the manufacturing equipment should be completed by the end of the second quarter of fiscal year 2000.

In the third quarter of fiscal year 1999, the Company reversed $7.1 million of the restructuring charge taken in the first quarter of the year. The reversal was a result of a favorable termination of the Loveland facility lease, higher than estimated proceeds from the sale of excess equipment and the sale of the Soladyne facility. The components of the restructuring charge recorded in the first quarter of fiscal year 1999, along with the reversal recorded in the third quarter of fiscal year 1999 are as follows:

                                                         Three months ended          Nine months ended
                                                   Aug. 29, 1998     Feb. 27, 1999       Feb. 27, 1999
                                                   -------------     -------------       -------------
                                                                                              Adjusted
                                                   Restructuring                         Restructuring
                                                          Charge          Reversal              Charge
                                                   -------------     -------------       -------------
  Non-cash charges:
     Write-down and write-off
        of manufacturing equipment                 $      15,672     $      (2,826)      $      12,846
     Write-off of goodwill and
        intangible assets                                  3,952                 -               3,952
                                                   -------------     -------------       -------------
                                                          19,624            (2,826)             16,798
  Cash charges:
     Severance benefits                                    2,801              (372)              2,429
     Lease termination costs                               4,758            (3,059)              1,699
     Other costs                                             696               128                 824
                                                   -------------     -------------       -------------
                                                           8,255            (3,303)              4,952

    Total restructuring expense                    $      27,879     $      (6,129)      $      21,750
                                                   =============     =============       =============

  Write-off of inventory, included in
    cost of sales                                  $       2,118     $        (980)      $       1,138
                                                   =============     =============       =============

Cash payments during fiscal year 1999 related to the restructuring charge consisted of $2,382 of severance benefits, $511 of lease termination costs and $636 of other costs. At February 27, 1999, $47 was included in accrued compensation and $1,753 was included in other accrued liabilities.

In the second quarter of fiscal year 1998 the Company recorded a $1,878 charge for the costs associated with a restructuring plan undertaken to improve the Company's profitability, which included a work force reduction, the write-off of certain manufacturing equipment, and other miscellaneous costs. All outstanding liabilities associated with the restructuring plan were paid in the third quarter of fiscal year 1998.

Note 6.  LONG-TERM DEBT

The Company has $40 million outstanding under a private placement of senior unsecured notes with two insurance companies which include certain financial covenants (including minimum net worth, debt ratio and interest coverage requirements). As of February 27, 1999, the Company was not in compliance with the covenants which specify minimum net worth and interest coverage requirements. Compliance with such covenants was waived by the holders of the unsecured notes as of and for the quarter ended February 27, 1999.

The Company has a secured note payable to Tektronix, Inc. with $2,298 outstanding at February 27, 1999. The note bears interest at 7.5% and was originally due in May 1999. In March 1999, the note was amended to defer the payment of the outstanding balance as follows: $1,149 payable in June 2000 and $1,149 payable in June 2001. All other terms of the note remain unchanged.

Note 7.  RECENT ACCOUNTING PRONOUNCEMENTS

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

Net Sales. Net sales for the third quarter of fiscal year 1999 were $30,503, a decrease of 34.3% from net sales of $46,416 in the third quarter of fiscal year 1998. Net sales for the first nine months of fiscal year 1999 were $81,050, a decrease of 41.1% from net sales of $137,546 in the first nine months of fiscal year 1998. Net sales decreased due to lower unit sales and lower average selling prices which resulted from the general electronics industry downturn, pricing pressures in the printed circuit industry, excess customer inventories and the closure of the Loveland facility. Net sales at the Forest Grove, Oregon production facility have increased sequentially during the three quarters of fiscal year 1999. The Company attributes these increases to its continued efforts to penetrate new customers and new programs, to a return of demand from its existing customers as their inventory and market issues are resolved and to increasing sales in the high-end computing and communications market segments.

While pricing has stabilized somewhat in the third quarter of fiscal year 1999 compared to the prior quarter, the Company expects pricing pressures to continue. During periods of slowdown in the electronics industry, the Company's customers are more price sensitive, which has had, and could continue to have, an adverse effect on interconnect pricing. Additionally, as a result of the current economic situation in Asia, many Asian printed circuit companies have turned to the U.S. domestic market as a source of new customers to utilize their excess capacity. This additional competition in the domestic printed circuit market has created intensified pricing pressures from both international and domestic competitors in many of the markets in which the Company competes.

Sales by market segments as a percent of net sales are shown in the table below.

                                         Three Months Ended                       Nine Months Ended
                              --------------------------------------    --------------------------------------
                                 February 27,         February 28,         February 27,         February 28,
                                    1999                 1998                 1999                 1998
                              -----------------    -----------------    -----------------    -----------------
Market Segments
   Computers                     35%   $ 10,530       32%   $ 14,673       33%   $ 26,675       29%   $ 39,851
   Communications                46      13,977       24      11,275       36      29,293       25      34,548
   Test and Instruments          14       4,371       41      18,979       27      22,104       42      57,812
   Other                          5       1,625        3       1,489        4       2,978        4       5,335
                              -----------------    -----------------    -----------------    -----------------
     Total                      100%   $ 30,503      100%   $ 46,416      100%   $ 81,050      100%   $137,546
                              =================    =================    =================    =================

The Company's five largest customers comprised approximately 68% and 72% of net sales in the third quarter of fiscal year 1999 and 1998, respectively, and 67% and 74% of net sales in the first nine months of fiscal year 1999 and 1998, respectively. The Company continues to focus on additional diversification of its customer base, and is achieving its objectives with regard to increasing sales in the high-end computing and communications market segments and decreasing sales of lower margin products in the test and measurement market segment. However, there can be no assurance that sales within a particular market segment will not experience decreases which could have an adverse effect on the Company's results of operations.

The Company's 90 day backlog was approximately $19.4 million at February 27, 1999, compared to $15.8 million at the end of fiscal year 1998. A substantial portion of the Company's backlog is typically scheduled for delivery within 60 days. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement, and a significant portion of the Company's backlog is subject to cancellation or postponement without significant penalty. The level and timing of orders placed by the Company's customers vary due to many factors, including customer attempts to manage inventory, timing of new product introductions and variation in demand for customer products. Accordingly, the Company's backlog is not necessarily indicative of future quarterly or annual financial results. The Company typically does not obtain long-term purchase orders or commitments from its customers and a variety of conditions may cause customers to cancel, reduce or delay orders that were previously placed. The Company cannot assure the timely replacement of canceled, delayed or reduced orders.

In December 1997, the Company announced plans for a major expansion of its Forest Grove manufacturing capacity. The expansion project is expected to be complete by the end of May 1999. During the third quarter, the Company added approximately 130 direct production employees. Completion of the expansion project is expected to position the Company to take advantage of increasing customer demand. However, future profitability and the ability to utilize manufacturing capacity in an effective manner will be dependent upon the Company's ability to increase sales to existing and new customers.

Gross profit (loss). The Company's gross margin was 17.1% and 17.5% in the third quarters of fiscal year 1999 and 1998, respectively, and was (1.8%) and 14.8% in the first nine months of fiscal year 1999 and 1998, respectively. In the first and third quarters of fiscal year 1999, gross profit (loss) was affected by expense and benefit, respectively, related to the restructuring charge. See Note 5 of Notes to Financial Statements and "Restructuring" below. The decreases in gross profit in the fiscal year 1999 periods were attributable to lower capacity utilization, lower product pricing, and the effect of the net write-down of inventory related to the fiscal year 1999 restructuring charge. Sequentially, gross profit improved in the third quarter of fiscal year 1999 compared to the second quarter of fiscal year 1999 primarily as a result of increased sales of higher margin products, increased capacity utilization of the Forest Grove manufacturing facility, lower costs as a result of the restructuring, and other cost reduction actions.

The Company's customers are demanding more sophisticated products, which incorporate high technology and increasing layer counts. The Company has increased its sales in the high-end computing and communications market segments and decreased its sales of lower margin products in the test and measurement market segment. However, there can be no assurance that these efforts will result in higher profits. The Company's basic interconnect technology is generally not subject to significant proprietary protection, and companies with significant resources may develop expertise in these higher technology processes and products and compete with the Company. Increased competition could result in price reductions, reduced margins or loss of market share, which could materially adversely affect the Company's business, financial condition and results of operations.

Engineering. Engineering expenses were $1,010 and $1,441 in the third quarters of fiscal year 1999 and 1998, respectively, and were 3.3% and 3.1% of sales, respectively. Engineering expenses were $3,058 and $4,420 in the first nine months of fiscal years 1999 and 1998, respectively, and were 3.8% and 3.2% of sales, respectively. These expenses decreased due to reduced headcount, cost controls and the capitalization of labor. The Company capitalized $0 and approximately $650 of dedicated engineering labor in the third quarter and first nine months of fiscal year 1999, respectively, related to the Forest Grove expansion project. Engineering expenses, as a percentage of sales, increased as a result of lower sales in the third quarter and first nine months of fiscal year 1999.

Selling, General and Administrative. Selling, general and administrative expenses were $2,121 and $3,720 in the third quarters of fiscal years 1999 and 1998, respectively, and were 7.0% and 8.0% of sales, respectively. Selling, general and administrative expenses were $7,032 and $10,604 in the first nine months of fiscal years 1999 and 1998, respectively, and were 8.7% and 7.7% of sales, respectively. These expenses decreased due to reduced headcount resulting from the restructurings, cost controls and reduced selling expenses as a result of a lower level of sales. See Note 5 of Notes to Financial Statements.

Restructuring Expense. In the first quarter of fiscal year 1999 the Company announced a restructuring plan, undertaken to improve capacity utilization and lower the Company's cost structure. Pursuant to the restructuring plan, the Company closed its Loveland, Colorado facility, reduced approximately 35 employees from administrative, engineering and support functions at its Forest Grove, Oregon location and sold its Soladyne facility in San Diego, California. The Soladyne facility was sold in February 1999. Closure of the Loveland facility, which was completed on October 30, 1998, resulted in the layoff of approximately 340 manufacturing and support employees. The Company transferred a portion of the Loveland production and manufacturing equipment used in the Loveland facility to the Forest Grove site. Installation of the manufacturing equipment should be completed by the end of the second quarter of fiscal year 2000.

In the third quarter of fiscal year 1999, the Company reversed $7.1 million of the restructuring charge taken in the first quarter of the year. The reversal was a result of a favorable termination of the Loveland facility lease, higher than estimated proceeds from the sale of excess equipment and the sale of the Soladyne facility. The components of the restructuring charge recorded in the first quarter of fiscal year 1999, along with the reversal recorded in the third quarter of fiscal year 1999 are as follows:

                                                         Three months ended          Nine months ended
                                                   Aug. 29, 1998     Feb. 27, 1999       Feb. 27, 1999
                                                   -------------     -------------       -------------
                                                                                              Adjusted
                                                   Restructuring                         Restructuring
                                                          Charge          Reversal              Charge
                                                   -------------     -------------       -------------
  Non-cash charges:
     Write-down and write-off
        of manufacturing equipment                 $      15,672     $      (2,826)      $      12,846
     Write-off of goodwill and
        intangible assets                                  3,952                 -               3,952
                                                   -------------     -------------       -------------
                                                          19,624            (2,826)             16,798
  Cash charges:
     Severance benefits                                    2,801              (372)              2,429
     Lease termination costs                               4,758            (3,059)              1,699
     Other costs                                             696               128                 824
                                                   -------------     -------------       -------------
                                                           8,255            (3,303)              4,952

    Total restructuring expense                    $      27,879     $      (6,129)      $      21,750
                                                   =============     =============       =============

  Write-off of inventory, included in
    cost of sales                                  $       2,118     $        (980)      $       1,138
                                                   =============     =============       =============

Cash payments during fiscal year 1999 related to the restructuring charge consisted of $2,382 of severance benefits, $511 of lease termination costs and $636 of other costs. At February 27, 1999, $47 was included in accrued compensation and $1,753 was included in other accrued liabilities.

In the second quarter of fiscal year 1998 the Company recorded a $1,878 charge for the costs associated with a restructuring plan undertaken to improve the Company's profitability, which included a work force reduction, the write-off of certain manufacturing equipment, and other miscellaneous costs. All outstanding liabilities associated with the restructuring plan were paid in the third quarter of fiscal year 1998.

Interest and Other Expense, net. Interest and other expense, net was $329 and $591 for the third quarters of fiscal years 1999 and 1998, respectively, and $1,252 and $1,700 for the first nine months of fiscal years 1999 and 1998, respectively. Interest and other expense, net decreased due to the capitalization of interest related to the Forest Grove expansion project of $185 and $584 in the third quarter and first nine months of fiscal year 1999, respectively.

Income Taxes. In the first nine months of fiscal year 1999, the Company recorded a benefit of $13,115 from the recognition of net operating loss carryforwards. The Company estimates its effective income tax rate will be approximately 38% in fiscal year 1999.

Liquidity and Capital Resources

Cash and short-term investments at February 27, 1999 were $16,868 compared with $22,899 at May 30, 1998. Cash and short-term investments are expected to continue to decline as the Company completes the funding of its capital expansion project. Working capital decreased to $13,823 at February 27, 1999 from $40,755 at May 30, 1998, primarily as a result of reclassification of long-term debt to current liabilities to reflect an $8,000 payment due in September 1999, and decreases in cash, accounts receivable and inventories.

Cash provided by operating activities in the first nine months of fiscal year 1999 was $4,619, which primarily consisted of a net loss for the period adjusted for depreciation and amortization, and an increase in deferred income taxes, primarily offset by the net restructuring charge, a decrease in accounts receivable and inventories and an increase in other accrued liabilities. Deferred income taxes increased as a result of the net loss in the period, and accounts receivable and inventories decreased as a result of the lower level of sales in the period. Other accrued liabilities increased due to the accruals related to the fiscal year 1999 restructuring charge. See Note 5 of Notes to Financial Statements.

Cash used in investing activities in the first nine months of fiscal year 1999 was $9,888, which primarily consisted of $12,922 of capital expenditures for manufacturing equipment, and $11,016 of purchases of short-term investments, offset by $4,504 of proceeds from sale of assets and $9,546 of maturities of short-term investments. The Company's policy is to hold such short-term investments to maturity.

Cash used in financing activities in the first nine months of fiscal year 1999 was $2,232, which primarily consisted of payment of long-term debt.

The Company has a secured note payable to Tektronix, Inc. with $2,298 outstanding at February 27, 1999. The note bears interest at 7.5% and was originally due in May 1999. In March 1999, the note was amended to defer the payment of the outstanding balance as follows: $1,149 payable in June 2000 and $1,149 payable in June 2001. All other terms of the note remain unchanged.

The Company has $40 million outstanding under a private placement of senior unsecured notes with two insurance companies. The notes bear interest at 7.92%, payable on a semi-annual basis, with payment of principal in five equal annual installments commencing on September 15, 1999.

The senior unsecured notes include certain financial covenants (including minimum net worth, debt ratio and rolling four quarter interest coverage requirements). As of February 27, 1999, the Company was not in compliance with the covenants which specify minimum net worth and interest coverage requirements. Compliance with such covenants was waived by the holders of the unsecured notes as of and for the quarter ended February 27, 1999. See Note 6 of Notes to Financial Statements. The Company expects that it will not satisfy certain of the existing covenants as of the end of its quarter ending May 29, 1999 and intends to negotiate with the lenders to obtain an amendment of these covenants. If the covenants are not further amended or waived, the notes could become immediately due in full. The Company plans to seek additional financing during the 1999 calendar year to meet its working capital and capital expenditure requirements and is exploring additional financing alternatives, including equipment leasing. There are no assurances that additional financing will be available to the Company.

The Company had capital commitments of approximately $4,800 at February 27, 1999, primarily related to expansion of manufacturing capacity at its Forest Grove facility. The Company currently expects to finance the expansion with available resources.

Year 2000 Disclosure

The Company has developed a plan to perform assessment and remediation of its computer software programs and operating systems, including applications used in its financial, shop-floor control and manufacturing equipment control systems, to determine their readiness for the Year 2000 (the "Year 2000 Program"). The inability of computer software programs and operating systems to accurately recognize, interpret and process date codes designating the Year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including disruption of the business operations these systems control. The Company has completed its assessment of the financial, shop-floor control systems and manufacturing equipment control systems. Remediation of the financial and shop-floor control systems is 50% complete and no remediation of the manufacturing equipment control systems has been completed. The Company expects to complete its remediation of all of its systems by the end of the second quarter of fiscal year 2000.

The Company also may be exposed to risks from computer systems of parties with which the Company transacts business. The Company has contacted most of its critical suppliers to determine the extent to which the Company may be vulnerable to those parties' failure to remedy their own Year 2000 issues and to ascertain what actions, if needed, may be taken by the Company in response to such risks. To date, approximately 90% of the suppliers contacted have indicated they are, or expect to be, Year 2000 compliant.

The Company currently estimates that it will spend between $385 and $1,000 in addressing the Year 2000 issue, of which approximately $120 has been incurred through the third quarter of fiscal year 1999. The estimates are subject to change as additional information is obtained in connection with the Year 2000 Program.

Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in its computer software programs and operating systems used in its internal operations, its interface with key suppliers and customers, or processing orders and billing. However, if certain critical third party suppliers, such as those supplying electricity, water, telephone service or critical materials, experience difficulties resulting in disruption of the service or delivery of supplies to the Company, or if the Company's internal operating systems fail to comply, a shutdown of the Company's operations could occur for the duration of the disruption. The Company has not developed a contingency plan to handle such events, but intends to develop such a plan by the end of the first quarter of fiscal year 2000. Furthermore, due to the general uncertainty inherent in the Year 2000 problem, there can be no assurances that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

Many factors could cause actual results to differ materially from the forward-looking information. This Report on Form 10-Q discusses certain of these factors, including the general slow-down in the electronics and printed circuit board industries and the economic situation in Asia; declines in customer orders and the resulting excess capacity that occurs in the industry from time to time; pricing and other competitive pressures in the industry; risks related to the Company's capacity expansion project; customer concentration and difficulties in diversifying the customer base and increasing sales in the high end computing and communications markets; risks related to customer cancellation, postponement or reduction of orders; negotiations relating to the Company's loan agreements; possible difficulty in seeking additional financing in calendar year 1999; and unanticipated costs associated with any required modifications to the

Company's manufacturing equipment computer systems and associated software and other risks related to the Year 2000 issue. Other factors include business conditions and growth in the general economy and the electronic and interconnect industries; raw material availability; production delays; product mix; customer acceptance of new technologies; costs and yield issues associated with production; the ability to attract and retain a talented workforce; unanticipated costs to comply with environmental laws; and other risks listed from time to time in the Company's Securities and Exchange Commission reports or otherwise disclosed by the Company. Any forward-looking statements should be considered in light of these factors. Forward-looking statements speak only as of date made. The Company undertakes no obligation to publicly release the results of any revision to forward-looking statements which may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The exhibits filed as part of this report are listed below:

     Exhibit
     No.
     -------

     10.33 Amendment No. 1 to Promissory Note dated June 1, 1994 from Merix Corporation to Tektronix, Inc.

     27       Financial Data Schedule


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended February 27, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of April 1999.


                                  MERIX CORPORATION


                                  By: /s/ JANIE S. BROWN
                                      -------------------------------------

                                      Janie S. Brown
                                      Vice President, Treasurer and Chief
                                      Financial Officer
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit
  No.       Description
-------     -----------

 10.33 Amendment No. 1 to Promissory Note dated June 1, 1994 from Merix Corporation to Tektronix, Inc.

 27         Financial Data Schedule