Form 10-K405
period 1999-05-29
MERIX CORP
filed 1999-08-17
CIK 921365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 29, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 1, 1999 was $32.3 million based upon the composite closing price of the Registrant's Common Stock on the Nasdaq National Market System on that date.

The number of shares of the Registrant's Common Stock outstanding as of July 1, 1999 was 6,383,571 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement in connection with its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                MERIX CORPORATION
                                    FORM 10-K

                                TABLE OF CONTENTS

Part I                                                                      Page

      Item 1.   Business                                                      2

      Item 2.   Properties                                                    7

      Item 3.   Legal Proceedings                                             7

      Item 4.   Submission of Matters to a Vote of Security Holders           7

Part II

      Item 5.   Market for the Registrant's Common Stock and
                Related Stockholder Matters                                   7

      Item 6.   Selected Financial Data                                       8

      Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8

      Item 7A.  Quantitative and Qualitative Disclosure
                About Market Risk                                            15

      Item 8.   Financial Statements and Supplementary Data                  16

      Item 9.   Changes In and Disagreements With Accountants
                on Accounting and Financial Disclosure                       32

Part III

      Item 10.  Directors and Executive Officers of the Registrant           32

      Item 11.  Executive Compensation                                       32

      Item 12.  Security Ownership of Certain Beneficial
                Owners and Management                                        32

      Item 13.  Certain Relationships and Related Transactions               32

Part IV

      Item 14.  Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K                                      33

                Signatures                                                   36

                                     PART I

ITEM 1. BUSINESS.

Merix Corporation (Merix or the Company) is a leading manufacturer of advanced printed circuit boards for use in sophisticated electronic equipment. Principal markets served by the Company include the communications, computer, industrial and medical instrumentation segments of the electronics industry.

Merix, an Oregon corporation, was formed in March 1994 to succeed the business conducted by the Circuit Board Division of Tektronix, Inc. (Tektronix). The Company's manufacturing facility and corporate offices are located at 1521 Poplar Lane, Forest Grove, Oregon 97116 and the telephone number is (503) 359-9300.

In fiscal year 1999 the Company completed a restructuring, undertaken to improve capacity utilization and lower the Company's cost structure. Pursuant to the restructuring plan, the Company closed its Loveland, Colorado facility in October 1998 and sold its Soladyne facility in San Diego, California in February 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report.

Electronic Interconnect Industry Overview

Printed circuits, including rigid and flexible printed circuits, are the basic platforms used to connect the microprocessors, integrated circuits and other components essential to the functioning of electronic equipment. These products consist of patterns of electrical circuitry etched from copper laminate to a board made of insulating material. The manufacture of these and other complex interconnect products requires increasingly sophisticated engineering and manufacturing expertise and substantial capital investment. This has contributed to increasing reliance by original equipment manufacturers (OEMs) on independent manufacturers for such products.

According to industry reports, the U.S. domestic market for all interconnect products was approximately $8.6 billion in 1998. During the last few years, virtually all domestic printed circuit board manufacturing has been outsourced by OEMs to independent producers, such as the Company. OEMs found that independent producers can often provide greater flexibility, higher levels of responsiveness and faster delivery at a lower overall cost than their own captive operations. Pursuant to the outsourcing strategy, printed circuit board manufacturing operations of captive producers, which were typically divisions of larger OEMs, have been sold to independent producers, spun-off or closed.

Historically, the industry has been highly fragmented. However, the industry is seeing a growing trend towards consolidation among printed circuit board producers. The increasing technology demands and resulting requirement for capital investment, the effects of the recent electronics industry downturn, continuing product pricing pressures intensified by Asian competition and the benefits of achieving economies of scale have all contributed to increased consolidation activity in the industry.

Customers, Marketing and Sales

The Company's customers include a diversified base of leading OEMs in the computer, communications and test and instruments segments of the electronics industry. These customers often use leading-edge technologies and their product requirements generally drive the advancement of electronic interconnect manufacturing technology.

The Company also manufactures and sells products to contract manufacturers which assemble components on the products for resale to OEMs. The Company seeks to expand existing relationships and establish relationships with other customers in the contract manufacturing channel to gain access to more OEM customers.

The Company seeks to develop strategic relationships with its customers and markets its products and services through a field-based direct sales force as well as manufacturers' representatives. The Company's applications engineers provide advice to customers with respect to applicable technology, manufacturability of designs and cost implications.

The Company believes continuous improvement in product technology is essential to satisfy customer needs. To gain knowledge of future technology needs and enhance the Company's visibility in the marketplace, the Company holds technology planning and review meetings with its major customers and attends technical conferences and trade shows. Additionally, the Company was recently chosen to participate in the Advanced Embedded Passive Technology Consortium sponsored by the National Center for Manufacturing Sciences.

In fiscal year 1999, five companies represented 67.8% of net sales, with each of those companies representing 20.7%, 15.0%, 13.8%, 10.9% and 7.4% of net sales, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report and Note 11 of Notes to Financial Statements in Item 8 of this Report.

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

The Company manufactures fiberglass-based circuit boards and high-performance circuits. Fiberglass-based circuit boards are used in virtually all segments of the electronics industry. High-performance circuits are used in electronic products requiring high-speed and high-frequency interconnect solutions, such as cellular phone base stations and other communications, computing and instrumentation products. High-performance circuits are manufactured using specialty materials with properties that address the need for faster speeds, higher operating temperatures and higher frequencies. The Company has developed the expertise and specialized engineering processes required to manufacture high-performance circuits using a broad range of materials, including Teflon(R) and GETEK(R).

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

As OEMs continue to design more sophisticated electronics equipment requiring more complex printed circuits, the average number of layers of circuitry in the printed circuits manufactured by the Company has increased from approximately eight in fiscal year 1998 to 10 in fiscal year 1999. In May 1999, the Company completed a major expansion of its Forest Grove manufacturing capacity, which is expected to support the growing demand for printed circuits with higher layer counts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report.

The Company uses total quality management systems to meet the highest industry standards for product quality. The Company is ISO 9000 registered. In May 1996, the Company's Forest Grove facility received the Shingo Prize for Manufacturing Excellence. The Shingo Prize is awarded annually by the National Association of Manufacturers to recognize North American domestic manufacturing companies that demonstrate excellence in manufacturing leading to quality enhancement, productivity improvement, and customer satisfaction.

Supplier Relationships

Historically, the majority of raw materials used to manufacture the Company's products have been readily available. As printed circuit technology increases, the Company expects its use of certain high-performance raw materials to increase. These materials are often produced by a limited number of suppliers. From time to time, the Company has experienced difficulties in obtaining sufficient quantities of these materials. A significant shortage of these materials could have an adverse impact on the Company's sales and profitability. To date, material shortages or price fluctuations have not had a materially adverse effect on the Company.

In order to reduce lead times and inventory carrying costs, to enhance the quality and reliability of the supply of raw materials and to reduce transportation and other logistics costs, the Company has entered into strategic relationships with certain suppliers of laminates, raw materials and services. Matsushita Electronics Materials, a key laminate supplier, operates an 82,000 square foot factory adjacent to the Company's facility to produce standard and high-performance laminates. A second key laminate supplier utilizes an independent warehouse distribution center adjacent to the Company's facility to offer just-in-time delivery of high-performance raw materials. In addition, Probe Test Fixtures, Inc. provides on-site electrical test services at the Company's facility.

The Company strives to develop and maintain good working relationships with its key suppliers to enhance operation of the business. Supplier management programs drive improvements and cost reductions. These programs include, but are not limited to, quarterly review meetings, joint product and process development, and participation in meetings with the Company's key and strategic customers.

Environmental Controls

Electronic interconnect product manufacturing requires the use of a variety of materials, including metals and chemicals. As a result, the Company is subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste, and other hazardous materials, as well as air quality regulations. Water used in the manufacturing process must be treated to remove heavy metals and neutralized before it can be discharged into the municipal sanitary sewer system. The Company operates and maintains effluent water treatment systems and utilizes approved laboratory testing procedures at its manufacturing facility under effluent discharge permits issued by authorized governmental agencies. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws.

Certain waste materials and byproducts generated by the Company's manufacturing processes are sent to approved third parties for recycling, reclaim, treatment or disposal.

The Company believes that its environmental management complies with environmental protection requirements in all material respects. However, there can be no assurance that violations will not occur in the future. Further, to the extent that environmental laws change, environmental expenditures could increase.

Backlog

The Company's 90 day backlog was approximately $18.0 million at the end of fiscal year 1999 and $15.8 million at the end of fiscal year 1998. A substantial portion of the Company's backlog is typically scheduled for delivery within 60 days. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement, and a significant portion of the Company's backlog is subject to cancellation or postponement without significant penalty. The level and timing of orders placed by the Company's customers vary due to many factors, including customer attempts to manage inventory, timing of new product introductions and variation in demand for customer products. Accordingly, the Company's backlog is not necessarily indicative of future quarterly or annual financial results. The Company typically does not obtain long-term purchase orders or commitments from its customers and a variety of conditions may cause customers to cancel, reduce or delay orders that were previously placed. The Company cannot assure the timely replacement of canceled, delayed or reduced orders.

Competition

Competitive factors in the market for printed circuits include product quality, technological capability, responsiveness to customers in delivery and service, and price. The Company believes its primary competitive strengths are its ability to provide a wide array of high quality, high technology interconnect products with on-time delivery, engineering and manufacturing expertise, and customer service and support.

The printed circuit industry in the United States is highly fragmented. An industry source estimates there are approximately 700 companies producing circuit boards in the United States. According to an industry source, the top 10 merchant suppliers accounted for approximately 37% of total circuit board sales by independent suppliers in 1998. Increasing technology demands and the resulting demands for capital investment are expected to continue to contribute to a growing trend toward consolidation of independent producers.

Additionally, as a result of the economic situation in Asia, many Asian printed circuit companies have turned to the U.S. domestic market as a source of new customers to utilize their excess capacity, particularly in less technologically advanced product segments of the interconnect industry. Historically, Asian printed circuit suppliers have primarily competed in less technologically advanced markets, although they continue to expand their technology to include higher technology printed circuits. The Company's focus continues to be on providing high technology products and processes, and it currently does not expect to encounter direct competition from Asian suppliers in the high technology segment of the printed circuit market in the near future. However, the Company's basic interconnect technology is generally not subject to significant proprietary protection, and companies with significant resources may develop expertise in these higher technology processes and products and compete with the Company. Increased competition could result in price reductions, reduced margins or loss of market share, which could materially adversely affect the Company's business, financial condition and results of operations.

Patents and Other Intellectual Property

The Company's success depends in part on certain proprietary technology and manufacturing expertise. While the Company attempts to protect its proprietary technology through patents, copyrights and trade secrets, it believes that its success will depend more upon further innovation and technological advances. Companies in the electronics industry from time to time receive letters from third parties alleging infringement of patent rights and the Company may receive such letters in the future.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company.

Name                     Age     Position
----                     ---     --------

Deborah A. Coleman       46      Chair and Chief Executive Officer
Mark R. Hollinger        41      President and Chief Operating Officer
Terri L. Timberman       41      Senior Vice President and Chief
                                 Administrative Officer
Janie S. Brown           54      Vice President, Chief Financial Officer
                                 and Treasurer

Deborah A. Coleman has served as Chair of the Board of Directors and Chief Executive Officer since the inception of the Company. Ms. Coleman also served as President until May 1999. From November 1992 to the inception of the Company, Ms. Coleman served as Vice President, Materials Operations of Tektronix, where she led worldwide procurement, distribution, component engineering and component manufacturing operations. Prior to joining Tektronix, Ms. Coleman held various positions at Apple Computer, Inc. for 11 years, including Chief Financial Officer, Vice President Information Systems & Technology, and Vice President of Operations. Ms Coleman serves on the Board of Directors of Applied Materials Inc. and Synopsys, Inc.

Mark R. Hollinger has served as President since May 1999 and Chief Operating Officer since August 1998. From September 1997 until August 1998, he served as Senior Vice President - Operations. From October 1994 until joining the Company in September 1997, Mr. Hollinger served as Vice President of Operations at Continental Circuits Corporation. Prior to October 1994, Mr. Hollinger held various manufacturing and management positions at IBM Corporation.

Terri L. Timberman has served as Senior Vice President and Chief Administrative Officer since August 1998. Ms. Timberman served as Vice President - Human Resources from the inception of the Company until August 1998. Ms. Timberman joined the Circuit Board Division of Tektronix, Inc. in February 1994. From 1992 until joining the Company, Ms. Timberman served in various human resource management positions for Tektronix. Prior to 1992, Ms. Timberman served as Director of Human Resources for TriQuint Semiconductor, Inc.

Janie S. Brown has served as Vice President and Chief Financial Officer since August 1998 and Treasurer since September 1997. Ms. Brown served as Corporate Controller from June 1995 until August 1998. From September 1982 until joining the Company, Ms. Brown held various positions, including audit partner, with Deloitte & Touche LLP.

Employees

As of May 29, 1999 the Company had a total of 1,112 employees, of which 927 were regular employees and 185 were temporary agency employees. None of the Company's employees are represented by a labor union. The Company has never experienced an employee-related work stoppage. The Company believes its relationship with its employees is good.


ITEM 2. PROPERTIES

The Company owns a 73-acre industrial land site located in Forest Grove, Oregon on which a 174,000-square-foot manufacturing facility, a 6,300-square-foot waste treatment facility and a 62,500-square-foot administration and training facility are located. In May 1999, the Company completed an expansion of the Forest Grove manufacturing capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report. Pursuant to a trust deed granted by the Company to Tektronix, the Company's manufacturing and waste treatment facilities are subject to a mortgage securingthe Company's obligation to repay a note payable to Tektronix, under which $2.3 million is currently outstanding. Additionally the Company owns a 37,500-square-foot building approximately one mile from the Forest Grove manufacturing facility. The Company uses approximately 30,000 square feet of this building for manufacturing operations, including electrical testing, final inspection and shipping.

Pursuant to the restructuring plan, the Company closed its Loveland, Colorado facility in October 1998 and sold its Soladyne facility in San Diego, California in February 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report.


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



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the Nasdaq National Market System under the symbol MERX. The range of the high and low prices for the Company's Common Stock as reported on the Nasdaq National Market System for the eight most recent fiscal quarters were as follows:

                                              High        Low
             Fiscal year 1999:
                 Quarter 4                 $  7.00     $ 4.75
                 Quarter 3                    7.00       3.00
                 Quarter 2                    7.13       2.50
                 Quarter 1                   12.38       4.00

             Fiscal year 1998:
                 Quarter 4                 $ 20.50    $ 11.62
                 Quarter 3                   16.75      13.62
                 Quarter 2                   19.50      13.75
                 Quarter 1                   18.50      15.75

As of July 1, 1999 there were 129 shareholders of record and approximately 3,400 beneficial shareholders.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS. (Continued)

The Company has never declared any cash dividends. The Company currently intends to retain all future earnings for use in the Company's business and, accordingly, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA.

                                               1999          1998          1997          1996          1995
                                          ---------     ---------     ---------     ---------     ---------
                                                        (In thousands, except per share data)
Statement of Operations Data:
Net sales                                 $ 113,982     $ 178,620     $ 156,184     $ 155,634     $ 101,448
Net (loss) income                           (20,681)        2,138           321        12,793        10,564
Basic net (loss) income per share         $   (3.30)    $    0.35     $    0.05     $    2.10     $    1.74
Diluted net (loss) income per share       $   (3.30)    $    0.34     $    0.05     $    1.98     $    1.67

Balance Sheet Data:
Working capital                           $  14,322     $  40,755     $  45,586     $  34,841     $  34,201
Total assets                                109,383       135,168       130,449       111,170        69,597
Long-term debt, less current
  portion                                    34,299        40,000        42,390        26,670         6,427
Shareholders' equity                         50,326        70,191        67,416        66,353        52,319


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations (Dollars in thousands)

Results of operations information in dollars and as a percentage of net sales are as follows:

                                                                                    Percentage of Net Sales
                                                                              -----------------------------------
                                         1999         1998         1997            1999         1998         1997
                                    ---------    ---------    ---------       ---------    ---------    ---------
Net sales                           $ 113,982    $ 178,620    $ 156,184           100.0%       100.0%       100.0%
Cost of sales                         110,534      151,100      134,328            97.0         84.6         86.0
                                    ---------    ---------    ---------       ---------    ---------    ---------
Gross profit                            3,448       27,520       21,856             3.0         15.4         14.0
Operating expenses:
  Engineering                           4,100        5,854        6,013             3.6          3.3          3.9
  Selling, general and
    administrative                      9,045       14,266       13,822             7.9          8.0          8.8
  Restructuring                        21,750        1,878            -            19.1          1.0            -
                                    ---------    ---------    ---------       ---------    ---------    ---------
  Total operating expenses             34,895       21,998       19,835            30.6         12.3         12.7
                                    ---------    ---------    ---------       ---------    ---------    ---------
Operating (loss) income               (31,447)       5,522        2,021           (27.6)         3.1          1.3
Interest income                           912        1,432        1,380             0.8          0.8          0.9
Interest expense                       (2,906)      (3,313)      (3,247)           (2.5)        (1.8)        (2.1)
Other income (expense), net                85         (290)         137             0.1         (0.2)         0.1
                                    ---------    ---------    ---------       ---------    ---------    ---------
(Loss) income before taxes            (33,356)       3,351          291           (29.2)         1.9          0.2
Income tax benefit (expense)           12,675       (1,213)          30            11.1         (0.7)           -
                                    ---------    ---------    ---------       ---------    ---------    ---------
Net (loss) income                   $ (20,681)   $   2,138    $     321           (18.1)%        1.2%         0.2%
                                    =========    =========    =========       =========    =========    =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Sales by market segments in dollars and as a percent of net sales are as follows:

                                                                               Percentage of Net Sales
                                                                          --------------------------------
                                        1999        1998        1997          1999        1998        1997
                                   ---------   ---------   ---------      --------    --------    --------
Market Segments
   Computers                       $  37,364   $  49,880   $  42,998          32.8%       27.9%       27.5%
   Communications                     43,186      46,735      32,406          37.9        26.2        20.7
   Test and Instruments               28,912      75,247      54,263          25.4        42.1        34.8
   Contract Manufacturers (a)              -           -      23,134             -           -        14.8
   Other                               4,520       6,758       3,383           3.9         3.8         2.2
                                   ---------   ---------   ---------      --------    --------    --------
     Total                         $ 113,982   $ 178,620   $ 156,184         100.0%      100.0%      100.0%
                                   =========   =========   =========      ========    ========    ========

(a) Amounts shown in the table as sales to contract manufacturers in fiscal year 1997 represent sales to those contract manufacturers. Sales to contract manufacturers in fiscal years 1999 and 1998 are reflected in sales to the original equipment manufacturer (OEM) served by the contract manufacturer. Sales through the contract manufacturing channel were $35,617 and $42,413 in fiscal years 1999 and 1998, respectively.


Comparison of Fiscal Years 1999 and 1998 (Dollars in thousands)

Fiscal Year. The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 1999 and 1998 were 52-week years.

Net Sales. Net sales for fiscal year 1999 were $113,982 compared to $178,620 in fiscal year 1998. Net sales decreased as a result of lower unit sales and lower average selling prices which resulted from a general electronics industry downturn, pricing pressures in the printed circuit industry, excess customer inventories, the closure of the Loveland manufacturing facility in October 1998 and the sale of the Soladyne manufacturing facility in February 1999. See Note 2 of Notes to Financial Statements in Item 8 of this Report and "Restructuring" below.

The Company's five largest customers comprised 67.8% and 75.1% of total sales in fiscal years 1999 and 1998, respectively. See Note 11 of Notes to Financial Statements in Item 8 of this Report. The Company continues to focus on additional diversification of its customer base, and is achieving its objectives with regard to increasing sales in the high-end computing and communications market segments and decreasing sales of lower margin products in the test and measurement market segment. However, the loss of one or more principal customers or a change in the mix of product sales could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-Backlog" in Item 1 of this Report.

Net sales at the Forest Grove manufacturing facility increased throughout the last three quarters of fiscal year 1999. The Company attributes these increases to its continued efforts to penetrate new customers and new programs, a return of demand from its existing customers and increasing sales in the high-end computing and communications market segments. The Company's expansion of its Forest Grove manufacturing capacity was substantially complete at the end of fiscal year 1999. During the remainder of calendar year 1999, the Company will install manufacturing equipment transferred from the closed Loveland facility. Completion of the expansion project and installation of the Loveland equipment will add capacity and will position the Company to take advantage of increasing customer demand. However, future profitability and the ability to utilize added manufacturing capacity in an effective manner will be

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

dependent upon the Company's ability to increase sales to existing and new customers. The failure to successfully utilize additional manufacturing capacity could adversely affect the Company's business, financial condition and results of operations.

During periods of slowdown in the electronics industry, the Company's customers are more price sensitive, which has had, and could continue to have, an adverse effect on interconnect pricing. While the Company's pricing stabilized during the last half of fiscal year 1999, the Company expects pricing pressures to continue. Additionally, as a result of the economic situation in Asia, many Asian printed circuit companies have turned to the U.S. domestic market as a source of new customers to utilize their excess capacity. See "Business-Competition" in Item 1 of this Report.

Gross Margins. The Company's gross margin was 3.0% in fiscal year 1999 and 15.4% in fiscal year 1998. The decrease in gross margin in fiscal year 1999 was attributable to lower capacity utilization, lower product pricing, and the effect of the net write-down of inventory related to the fiscal year 1999 restructuring charge. See Note 2 of Notes to Financial Statements in Item 8 of this Report and "Restructuring" below. The Company's gross margins are affected by various factors, including capacity utilization, product mix, production yields, price changes and changes in the Company's cost structure.

Gross profit began to improve in the last half of fiscal year 1999, primarily as a result of increased sales of higher margin products, increased capacity utilization of the Forest Grove manufacturing facility, lower costs as a result of the restructuring, and other cost reduction actions. The Company expects its gross margin will improve in fiscal year 2000 depending on a variety of factors which cannot be predicted with certainty, including, but not limited to, receipt and timing of orders for products, mix of products sold, product pricing and ability to utilize manufacturing capacity effectively.

Engineering. Engineering expenses were $4,100 and $5,854 in fiscal years 1999 and 1998, respectively, and were 3.6% and 3.3% of sales, respectively. These expenses decreased due to reduced headcount, cost controls and the capitalization of labor. The Company capitalized approximately $650 of dedicated engineering labor related to the Forest Grove expansion project in fiscal year 1999.

Selling, General and Administrative. Selling, general and administrative expenses were $9,045 and $14,266 in fiscal years 1999 and 1998, respectively, and were 7.9% and 8.0% of net sales, respectively. These expenses decreased due to reduced headcount resulting from the restructurings, cost controls and reduced selling expenses as a result of a lower level of sales. See Note 2 of Notes to Financial Statements and "Restructuring" below.

Restructuring. In the first quarter of fiscal year 1999, the Company announced a restructuring plan, undertaken to improve capacity utilization and lower the Company's cost structure. Pursuant to the restructuring plan, the Company closed its Loveland, Colorado facility, reduced approximately 35 employees from administrative, engineering and support functions at its Forest Grove, Oregon location and sold its Soladyne facility in San Diego, California. The Soladyne facility was sold in February 1999. Closure of the Loveland facility was completed in October 1998 and resulted in the layoff of approximately 340 manufacturing and support employees. The Company transferred a portion of the Loveland production and manufacturing equipment used in the Loveland facility to the Forest Grove site, the installation of which is expected to be completed by the end of the second quarter of fiscal year 2000.

In the third quarter of fiscal year 1999, the Company reversed $7,109 of the restructuring charge taken in the first quarter of the year. The reversal was the result of a favorable termination of the Loveland facility lease, higher than estimated proceeds from the sale of excess equipment and the sale of the Soladyne facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

The components of the restructuring charge, along with the reversal, were as follows:

                                                                                         Adjusted
                                                   Restructuring                    Restructuring
                                                          Charge        Reversal           Charge
                                                   -------------     -----------    -------------
  Non-cash charges:
     Write-down and write-off
        of manufacturing equipment                     $  15,672       $  (2,826)       $  12,846
     Write-off of goodwill and
        intangible assets                                  3,952               -            3,952
                                                       ---------       ---------        ---------
                                                          19,624          (2,826)          16,798
  Cash charges:
     Severance benefits                                    2,801            (372)           2,429
     Lease termination costs                               4,758          (3,059)           1,699
     Other costs                                             696             128              824
                                                       ---------       ---------        ---------
                                                           8,255          (3,303)           4,952
                                                       ---------       ---------        ---------
    Total restructuring expense                        $  27,879       $  (6,129)       $  21,750
                                                       =========       =========        =========

  Write-off of inventory, included in
    cost of sales                                      $   2,118       $    (980)       $   1,138
                                                       =========       =========        =========

Cash proceeds from asset sales of $4,770 are included in the amounts shown above for write-down and write-off of manufacturing equipment and inventory. All cash payments for severance benefits, lease termination costs and other costs related to the restructuring charge were paid in fiscal year 1999. At May 29, 1999, there were no outstanding liabilities associated with the restructuring plan.

In the second quarter of fiscal year 1998, the Company recorded a $1,878 charge for the costs associated with a restructuring plan undertaken to improve the Company's profitability, which included a work force reduction, the write-off of certain manufacturing equipment and other miscellaneous costs. All liabilities associated with the restructuring plan were paid in the third quarter of fiscal year 1998.

Interest Income. Interest income was $912 and $1,432 in fiscal years 1999 and 1998, respectively. Interest income decreased primarily as a result of a lower level of cash, cash equivalents and short term investments during fiscal year 1999.

Interest Expense. Interest expense was $2,906 and $3,313 in fiscal years 1999 and 1998, respectively. The decrease in fiscal year 1999 was primarily due to the capitalization of interest related to the Forest Grove expansion project of approximately $450 in fiscal year 1999.

Income Taxes. The Company's effective tax rate was approximately (38)% in fiscal year 1999 compared to 36% in 1998. The increase in the effective rate for fiscal year 1999 was due to the reduction in the 1998 Oregon state statutory rate resulting from the refunding of excess income taxes collected in prior years. The Company expects its effective tax rate for fiscal year 2000 will approximate 39%.

Comparison of Fiscal Years 1998 and 1997 (Dollars in thousands)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

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

The Company's five largest customers comprised 75.1% and 73.6% of net sales for fiscal years 1998 and 1997, respectively.

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

Restructuring. Results of operations for fiscal year 1998 included a $1,878 charge for the costs associated with a restructuring plan, announced in the second quarter of fiscal year 1998, undertaken to improve the Company's profitability.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Income Taxes. The Company's effective tax rate was approximately 36% in fiscal year 1998 compared to (10)% in 1997. In fiscal year 1997, the Company had lower pretax income and higher tax exempt interest income in relation to such pretax income.

Liquidity and Capital Resources (Dollars in thousands)

Cash, cash equivalents and short-term investments at May 29, 1999 were $13,381, compared to $22,899 at May 30, 1998. Working capital decreased to $14,322 at May 29, 1999 from $40,755 at May 30, 1998, primarily as a result of decreases in cash and cash equivalents, accounts receivable, inventories and an $8,000 reclassification of long-term debt to current liabilities to reflect payments due in fiscal year 2000.

Cash provided by operating activities in fiscal year 1999 was $4,091, which primarily consisted of a net loss for the period, adjustments for depreciation and amortization, and an increase in deferred income taxes, primarily offset by the net restructuring charge, a decrease in accounts receivable and inventories. Deferred income taxes increased as a result of the net loss in the period, and accounts receivable and inventories decreased as a result of the lower level of sales in the period.

Cash used in investing activities in fiscal year 1999 was $11,415, primarily consisting of $15,914 in capital expenditures principally for manufacturing equipment, offset by $4,537 of proceeds from the sale of assets. At May 29, 1999, the Company had capital commitments of approximately $2,560.

Cash used in financing activities in fiscal year 1999 was $2,232, which primarily consisted of payment of long-term debt.

The Company has a secured note payable to Tektronix, Inc. with $2,299 outstanding at May 29, 1999. The note bears interest at 7.5% and was originally due in May 1999. In March 1999, the note was amended to defer the payment of the outstanding balance as follows: $1,149 payable in June 2000 and $1,150 payable in June 2001. All other terms of the note remain unchanged.

The Company has $40,000 outstanding under a private placement of senior unsecured notes with two insurance companies, with interest payable semi-annually at 7.92%. On May 28, 1999 the notes, which originally provided for annual principal payments of $8,000, were amended to provide for semi-annual principal payments of $4,000 commencing in September 1999 with a final principal payment of $8,000 payable in September 2003. Additionally, the notes were amended to omit the minimum net worth and interest coverage covenants until the fiscal quarter ending August 28, 1999, at which time minimum net worth and interest coverage covenants will be required to be met on a fiscal quarterly basis. As of May 29, 1999, the Company was in compliance with all covenants.

In July 1999, the Company obtained a commitment for an equipment lease line, which allows for the lease of up to $5,000 of manufacturing equipment. The commitment expires on May 31, 2000. No amounts are currently outstanding under the equipment lease line.

The Company believes that its existing capital resources and cash generated from operations should be sufficient to meet its working capital and capital expenditure requirements during its 2000 fiscal year. To the extent necessary, the Company may also satisfy capital requirements through additional bank borrowings and equipment leases if such resources are available on satisfactory terms.

Year 2000 Disclosure

The Company has developed a program to perform assessment and remediation of its computer software programs and operating systems, including applications used in its financial, shop-floor control and manufacturing equipment control systems, to determine their readiness for the Year 2000 (the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

"Year 2000 Program"). The inability of computer software programs and operating systems to accurately recognize, interpret and process date codes designating the Year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including disruption of the business operations these systems control. The Company has completed its assessment of the financial, shop-floor control systems and manufacturing equipment control systems. Remediation of the financial and shop-floor control systems is 100% complete and remediation of the manufacturing equipment control systems is 45% complete. The Company expects to complete its remediation of all of its systems by the end of the second quarter of fiscal year 2000.

The Company also may be exposed to risks from computer systems of parties with which the Company transacts business. The Company has contacted most of its critical suppliers to determine the extent to which the Company may be vulnerable to those parties' failure to remedy their own Year 2000 issues and to ascertain what actions, if needed, may be taken by the Company in response to such risks. To date, approximately 70% of the suppliers contacted have indicated they are, or expect to be, Year 2000 compliant.

The Company currently estimates that it will spend between $400 and $700 in addressing the Year 2000 issue, of which approximately $160 has been incurred through May 29, 1999. The estimates are subject to change as additional information is obtained in connection with the Year 2000 Program.

Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in its computer software programs and operating systems used in its internal operations, its interface with key suppliers and customers, or processing orders and billing. However, if certain critical third party suppliers, such as those supplying electricity, water, telephone service or critical materials, experience difficulties resulting in disruption of the service or delivery of supplies to the Company, or if the Company's internal operating systems fail to comply, a shutdown of the Company's operations could occur for the duration of the disruption. The Company is currently developing contingency plans to mitigate the effect of such events, and intends to complete its contingency plans by the end of the first quarter of fiscal year 2000. Furthermore, due to the general uncertainty inherent in the Year 2000 problem, there can be no assurances that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

Forward-looking Statements

Information set forth in this Annual Report on Form 10-K relating to fiscal year 1999 and beyond, including changes in product mix, gross margin, customer demand, competition from Asian suppliers, increases in manufacturing capacity, effective tax rate and Year 2000 matters constitute forward-looking statements. Information contained in forward-looking statements is based on current expectations and is subject to change, and actual results may differ materially from the forward-looking statements.

Many factors could cause actual results to differ materially from the forward-looking information. Items 1 and 7 of this Annual Report on Form 10-K discuss certain of these factors, including the lingering effects of the prior slow-down in the electronics and printed circuit board industries and the economic situation in Asia; declines in customer orders and the resulting excess capacity that occurs in the industry from time to time; pricing and other competitive pressures in the industry; ability to manage and utilize manufacturing capacity; significant customer concentration; difficulties in diversifying the customer base; risks related to customer cancellation, postponement or reduction of orders; ability to execute financing strategies; and unanticipated costs associated with any required modifications to the Company's manufacturing equipment computer systems and associated software and other risks related to the Year 2000 issue. Other factors include business conditions and growth in the general economy and the electronic and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

interconnect industries; dependence on the electronics industry; raw material availability; production delays; product mix; customer acceptance of new technologies; costs and yield issues associated with production; the ability to attract and retain a talented workforce; unanticipated costs to comply with environmental laws; and other risks listed from time to time in the Company's Securities and Exchange Commission reports or otherwise disclosed by the Company. Any forward-looking statements should be considered in light of these factors. Forward-looking statements speak only as of date made. The Company undertakes no obligation to publicly release the results of any revision to forward-looking statements which may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not currently use derivative financial instruments for speculative purposes which expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its outstanding debt. Information required by this item is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report and in Note 6 of Notes to Financial Statements in Item 8 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                MERIX CORPORATION

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Merix Corporation

We have audited the accompanying balance sheets of Merix Corporation as of May 29, 1999 and May 30, 1998 and the related statements of income, shareholders' equity, and cash flows for the years ended May 29, 1999, May 30, 1998, and May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Merix Corporation as of May 29, 1999 and May 30, 1998, and the results of its operations and its cash flows for the years ended May 29, 1999, May 30, 1998, and May 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Portland, Oregon
June 25, 1999

                                MERIX CORPORATION
                                 BALANCE SHEETS
                                 (In thousands)


                                                                             May 31
                                                                         1999            1998
                                                                   ----------      ----------
ASSETS
Current assets:
     Cash and cash equivalents                                     $    5,874      $   15,430
     Short-term investments                                             7,507           7,469
     Accounts receivable, net of allowance of $237
        and $259, respectively                                         15,784          19,303
     Accounts receivable - affiliates                                   1,724           2,501
     Inventories                                                        6,537          10,795
     Income tax refund receivable                                           -             759
     Deferred tax asset                                                   713           1,577
     Other current assets                                                 941           2,454
                                                                   ----------      ----------
     Total current assets                                              39,080          60,288

Property, plant and equipment, net                                     60,892          70,262
Goodwill, net of accumulated amortization of $432                           -           2,027
Deferred tax asset                                                      9,093               -
Other assets                                                              318           2,591
                                                                   ----------      ----------
Total assets                                                       $  109,383      $  135,168
                                                                   ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $   12,104      $   10,584
     Accrued compensation                                               2,512           2,512
     Current portion of long-term debt                                  8,000           4,529
     Other accrued liabilities                                          2,142           1,908
                                                                   ----------      ----------
     Total current liabilities                                         24,758          19,533

Long-term debt                                                         34,299          40,000
Deferred tax liability                                                      -           4,171
Other liabilities                                                           -           1,273
                                                                   ----------      ----------
     Total liabilities                                                 59,057          64,977
                                                                   ----------      ----------

Commitments and contingencies                                               -               -

Shareholders' equity :
     Preferred stock, no par value; authorized
        10,000 shares; none issued                                          -               -
     Common stock, no par value; authorized
        50,000 shares; issued and outstanding
        1999: 6,370 shares, 1998: 6,203 shares                         45,194          44,625
     Unearned compensation                                                 (3)           (250)
     Retained earnings                                                  5,135          25,816
                                                                   ----------      ----------
     Total shareholders' equity                                        50,326          70,191
                                                                   ----------      ----------
Total liabilities and shareholders' equity                         $  109,383      $  135,168
                                                                   ==========      ==========


               See the accompanying Notes to Financial Statements.

                                MERIX CORPORATION
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                   Years ended May 31
                                                               1999          1998          1997
                                                         ----------    ----------    ----------
Net sales                                                $  113,982    $  178,620    $  156,184
Cost of sales                                               110,534       151,100       134,328
                                                         ----------    ----------    ----------

Gross profit                                                  3,448        27,520        21,856
                                                         ----------    ----------    ----------

Operating expenses:
  Engineering                                                 4,100         5,854         6,013
  Selling, general and administrative                         9,045        14,266        13,822
  Restructuring                                              21,750         1,878             -
                                                         ----------    ----------    ----------

  Total operating expenses                                   34,895        21,998        19,835
                                                         ----------    ----------    ----------

Operating (loss) income                                     (31,447)        5,522         2,021
Interest income                                                 912         1,432         1,380
Interest expense                                             (2,906)       (3,313)       (3,247)
Other income (expense), net                                      85          (290)          137
                                                         ----------    ----------    ----------

(Loss) income before taxes                                  (33,356)        3,351           291
Income tax benefit (expense)                                 12,675        (1,213)           30
                                                         ----------    ----------    ----------

Net (loss) income                                        $  (20,681)   $    2,138    $      321
                                                         ==========    ==========    ==========

Net (loss) income per share:
   Basic                                                 $    (3.30)   $     0.35    $     0.05
                                                         ==========    ==========    ==========
   Diluted                                               $    (3.30)   $     0.34    $     0.05
                                                         ==========    ==========    ==========

Shares used in per share calculations:
   Basic                                                      6,269         6,194         6,146
                                                         ==========    ==========    ==========
   Diluted                                                    6,269         6,272         6,260
                                                         ==========    ==========    ==========


               See the accompanying Notes to Financial Statements.

                                MERIX CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                          Common Stock
                                    -----------------------       Unearned     Retained
                                        Shares       Amount   Compensation     Earnings        Total
                                    ----------   ----------   ------------   ----------   ----------
Balance at May 31, 1996                  6,133   $   43,733      $    (737)  $   23,357   $   66,353
Net income                                                                          321          321
Exercise of stock options                   35          316                                      316
Tax benefit related to stock-based
   compensation                                         261                                      261
Restricted stock awards                     19          364           (364)                        -
Amortization of unearned
   compensation                                                        434                       434
Shares surrendered or canceled             (20)        (314)            45                      (269)
                                    ----------   ----------      ---------   ----------   ----------
Balance at May 31, 1997                  6,167       44,360           (622)      23,678       67,416
Net income                                                                        2,138        2,138
Exercise of stock options                   55          525                                      525
Tax benefit related to stock-based
   compensation                                         122                                      122
Amortization of unearned
   compensation                                                        122                       122
Shares surrendered or canceled             (19)        (382)           250                      (132)
                                    ----------   ----------      ---------   ----------   ----------
Balance at May 31, 1998                  6,203       44,625           (250)      25,816       70,191
Net loss                                                                        (20,681)     (20,681)
Stock issued under defined
   contribution plan                       184          907                                      907
Amortization of unearned
   compensation                                                        (90)                      (90)
Shares surrendered or canceled             (17)        (338)           337                        (1)
                                    ----------   ----------      ---------   ----------   ----------
Balance at May 31, 1999                  6,370   $   45,194      $      (3)  $    5,135   $   50,326
                                    ==========   ==========      =========   ==========   ==========


               See the accompanying Notes to Financial Statements.

                                MERIX CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       Years ended May 31
                                                                   1999          1998          1997
                                                             ----------    ----------    ----------
Cash flows from operating activities:
    Net (loss) income                                        $  (20,681)   $    2,138    $      321
    Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
        Depreciation and amortization                             8,081        10,261         8,762
        Deferred income taxes                                   (12,400)        2,479         2,398
        Amortization of unearned compensation                       (90)          122           434
        Restructuring charge                                     16,798         1,149             -
        Contribution of common stock to
            defined contribution plan                               912             -             -
        Other                                                       169            68           (85)
        Changes in assets and liabilities:
          Accounts receivable                                     4,296         2,353           382
          Inventories                                             4,258        (2,153)       (2,207)
          Income tax refund receivable                              759         1,671        (2,048)
          Other current assets                                    1,513          (637)       (1,228)
          Accounts payable                                        1,520           573         2,555
          Accrued compensation                                        -          (572)       (1,418)
          Income taxes payable                                        -             -           (67)
          Other accrued liabilities                              (1,044)         (582)         (428)
                                                             ----------    ----------    ----------

    Net cash provided by operating activities                     4,091        16,870         7,371
                                                             ----------    ----------    ----------

Cash flows from investing activities:
    Capital expenditures                                        (15,914)      (18,466)      (17,769)
    Short-term investments:
         Purchases                                              (11,016)      (13,500)      (15,110)
         Maturities                                              10,978        14,591        13,717
    Proceeds from sale of assets                                  4,537           507           422
    Other assets                                                      -        (1,306)            -
                                                             ----------    ----------    ----------

    Net cash used in investing activities                       (11,415)      (18,174)      (18,740)
                                                             ----------    ----------    ----------

Cash flows from financing activities:
    Long-term borrowings:
           Proceeds                                                   -             -        40,000
           Principal payments                                    (2,230)         (121)      (23,951)
    Exercise of stock options                                         -           525            91
    Deferred financing costs                                          -             -          (382)
    Reacquired common stock                                          (2)         (207)          (43)
                                                             ----------    ----------    ----------

    Net cash (used in) provided by financing activities          (2,232)          197        15,715
                                                             ----------    ----------    ----------

(Decrease) increase in cash and cash equivalents                 (9,556)       (1,107)        4,346

Cash and cash equivalents at beginning of year                   15,430        16,537        12,191
                                                             ----------    ----------    ----------

 Cash and cash equivalents at end of year                    $    5,874    $   15,430    $   16,537
                                                             ==========    ==========    ==========
 Supplemental Disclosures:
    Cash paid for:
      Interest, net of amounts capitalized                   $    2,951    $    3,116    $    3,205
    Noncash transactions:
      Tax benefit related to stock-based compensation                (5)          122           261
      Surrender of unvested shares of restricted stock              337           175            45
      Receipt of common stock for exercise of stock options           -             -           225

               See the accompanying Notes to Financial Statements.

                                MERIX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Merix Corporation, an Oregon corporation, was formed in March 1994 to succeed the business conducted by the Circuit Board Division of Tektronix, Inc. (Tektronix). On June 1, 1994, Merix acquired the assets and assumed certain liabilities of the division in connection with the initial public offering of its common stock, and began to operate as an independent corporation.

Fiscal Year

The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 1999 was a 52-week year ending May 29, fiscal year 1998 was a 52-week year ended May 30 and fiscal year 1997 was a 53-week year ended May
31. For convenience, these periods have been presented in these financial statements as ended May 31.

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

Short-Term Investments

The Company classifies securities at acquisition into one of three categories: held to maturity, available for sale, or trading. At May 31, 1999 and 1998, all of the Company's investments with original maturities of more than 90 days are classified as held to maturity and are valued at amortized cost.

Inventories

Inventories are valued at the lower of cost or market and include materials, labor and manufacturing overhead. Cost is determined on the first-in, first-out
(FIFO) basis.

                                MERIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

Property and Depreciation

Property, plant and equipment is carried at cost less accumulated depreciation. Costs of improvements, including capitalized interest, are capitalized. Depreciation is calculated based on the estimated useful lives of depreciable assets as follows: 40 years for buildings, 10 to 20 years for grounds, 3 to 7 years for machinery and equipment, and is provided using the straight-line method.

Long-lived Assets

The Company's long-lived assets are reviewed for impairment when circumstances indicate that the carrying amount may not be recoverable. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized.

Goodwill

The cost of goodwill is amortized on a straight-line basis over the estimated period benefited of 15 years. Goodwill amortization for fiscal years 1999, 1998, and 1997 was $41, $167 and $169, respectively.

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

Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options outstanding during the period. Incremental shares, related to outstanding stock options of 78,501 and 114,061 for fiscal years 1998 and 1997 were included in the calculations of diluted net income per share.

Diluted loss per share is computed using the weighted average number of shares of common stock outstanding for the period. Stock options to purchase 1,260,890 shares were not included in the net loss per share calculation for the fiscal year 1999, because to do so would have been antidilutive. Of the stock options outstanding at May 29, 1999, 884,440 had exercise prices above the market price of the underlying common stock at that date.

                                MERIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

Comprehensive (Loss) Income

In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" which establishes requirements for disclosure of comprehensive income and is effective for the Company's fiscal year ending May 1999. Reclassification of earlier financial statements for comparative purposes is required. Comprehensive (loss) income did not differ from currently reported net (loss) income in the periods presented.

Segment Reporting

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131) in fiscal year 1999. Based on definitions contained within SFAS 131, the Company has determined that it operates within one segment. Additionally, the Company has no material revenues from external customers outside the United States and has no long-lived assets outside the United States. See Note 11 for information regarding significant customers.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company does not expect SFAS 133 to have a material impact on its financial statements.

Reclassifications

Reclassifications of certain prior period balances have been made to conform with the current method of presentation.

Note 2.  RESTRUCTURING

In the first quarter of fiscal year 1999, the Company announced a restructuring plan, undertaken to improve capacity utilization and lower the Company's cost structure. Pursuant to the restructuring plan, the Company closed its Loveland, Colorado facility, reduced approximately 35 employees from administrative, engineering and support functions at its Forest Grove, Oregon location and sold its Soladyne facility in San Diego, California. The Soladyne facility was sold in February 1999. Closure of the Loveland facility, which was completed in October 1998, resulted in the layoff of approximately 340 manufacturing and support employees. The Company transferred a portion of the Loveland production and manufacturing equipment used in the Loveland facility to the Forest Grove site. Installation of the manufacturing equipment should be completed by the end of the second quarter of fiscal year 2000.

In the third quarter of fiscal year 1999, the Company reversed $7,109 of the restructuring charge taken in the first quarter of the year. The reversal was the result of a favorable termination of the

                                MERIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

Note 2.  RESTRUCTURING (Continued)

Loveland facility lease, higher than estimated proceeds from the sale of excess equipment and the sale of the Soladyne facility.

The components of the restructuring charge, along with the reversal, were as follows:

                                                                                        Adjusted
                                                   Restructuring                   Restructuring
                                                          Charge       Reversal           Charge
                                                   -------------     ----------    -------------
  Non-cash charges:
     Write-down and write-off
        of manufacturing equipment                    $   15,672     $   (2,826)      $   12,846
     Write-off of goodwill and intangible assets           3,952              -            3,952
                                                      ----------     ----------       ----------
                                                          19,624         (2,826)          16,798
  Cash charges:
     Severance benefits                                    2,801           (372)           2,429
     Lease termination costs                               4,758         (3,059)           1,699
     Other costs                                             696            128              824
                                                      ----------     ----------       ----------
                                                           8,255         (3,303)           4,952
                                                      ----------     ----------       ----------
    Total restructuring expense                       $   27,879     $   (6,129)      $   21,750
                                                      ==========     ==========       ==========

  Write-off of inventory, included in
    cost of sales                                     $    2,118     $     (980)      $    1,138
                                                      ==========     ==========       ==========

Cash proceeds from asset sales of $4,770 are included in the amounts shown above for write-down and write-off of manufacturing equipment and inventory. All cash payments for severance benefits, lease termination costs and other costs related to the restructuring charge were paid in fiscal year 1999. At May 31, 1999, there were no outstanding liabilities associated with the restructuring plan.

In the second quarter of fiscal year 1998, the Company recorded a $1,878 charge for the costs associated with a restructuring plan undertaken to improve the Company's profitability, which included a work force reduction, the write-off of certain manufacturing equipment and other miscellaneous costs. All liabilities associated with the restructuring plan were paid in the third quarter of fiscal year 1998.

Note 3.  CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable and investments. In total, six customers represented approximately 73% of the accounts receivable balance at May 31, 1999, individually ranging from 5% to 19%. The risk in trade accounts receivable is limited due to the creditworthiness of companies comprising the Company's customer base and their dispersion across many different sectors of the electronics industry and geographies. The Company has not had significant losses related to its accounts receivable in the past. The risk in investments is limited due to the creditworthiness of investees comprising the portfolio and the diversity of the portfolio. At May 31, 1999, the Company does not believe it had any significant credit risks.

                                MERIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

Note 4.  INVENTORIES

                                                   May 31
                                             1999            1998
                                       ----------      ----------
          Raw materials                $    1,170      $    3,684
          Work in process                   4,144           3,638
          Finished goods                    1,223           3,473
                                       ----------      ----------

              Total                    $    6,537      $   10,795
                                       ==========      ==========

Note 5.   PROPERTY, PLANT AND EQUIPMENT

                                                        May 31
                                                  1999            1998
                                            ----------      ----------
Land                                        $    2,190      $    2,190
Buildings and grounds                           24,065          24,267
Machinery and equipment                         85,563         100,282
Construction in progress                         1,618           2,828
                                            ----------      ----------

    Total                                      113,436         129,567
Accumulated depreciation                       (52,544)        (59,305)
                                            ----------      ----------
    Property, plant and equipment, net      $   60,892      $   70,262
                                            ==========      ==========

Note 6.   LONG-TERM DEBT

                                                        May 31
                                                  1999            1998
                                            ----------      ----------
Senior unsecured notes                      $   40,000      $   40,000
Note payable to Tektronix                        2,299           4,437
Other                                                -              92
                                            ----------      ----------
    Total                                       42,299          44,529
    Less current portion                        (8,000)         (4,529)
                                            ----------      ----------

    Long-term debt                          $   34,299      $   40,000
                                            ==========      ==========

The Company has a secured note payable to Tektronix, Inc. with $2,299 outstanding at May 31, 1999. The note bears interest at 7.5% and was originally due in May 1999. In March 1999, the note was amended to defer the payment of the outstanding balance as follows: $1,149 payable in June 2000 and $1,150 payable in June 2001. All other terms of the note remain unchanged.

The Company has $40,000 outstanding under a private placement of senior unsecured notes with two insurance companies, with interest payable semi-annually at 7.92%. On May 28, 1999 the notes, which originally provided for annual principal payments of $8,000, were amended to provide for semi-annual principal payments of $4,000 commencing in September 1999 with a final principal payment of $8,000 payable in September 2003. Additionally, the notes were amended to remove the minimum net worth and interest coverage covenants until the fiscal quarter ending August 28, 1999, at which time minimum net

                                MERIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

Note 7.   STOCK-BASED COMPENSATION PLAN

worth and interest coverage covenants will be required to be met on a fiscal quarterly basis. As of May 31, 1999, the Company was in compliance with all covenants.

Future principal payments for long-term debt are as follows: 2000, $8,000; 2001, $9,149; 2002, $9,150; 2003, $8,000; and 2004, $8,000.

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

A summary of non-qualified stock option activity is as follows:

                                                                       Weighted
                                                          Number        Average
                                                              of          Price
                                                          Shares      Per Share
                                                       ---------      ---------
         Outstanding at May 31, 1996                     907,406       $  18.33
            Granted                                      457,506          19.73
            Canceled                                    (284,041)         28.76
            Exercised                                    (34,939)          9.04
                                                       ---------       --------
         Outstanding at May 31, 1997                   1,045,932          16.42
            Granted                                      392,120          17.40
            Canceled                                    (190,481)         19.79
            Exercised                                    (54,902)          9.57
                                                       ---------       --------
         Outstanding at May 31, 1998                   1,192,669          16.52
            Granted                                      852,902           7.29
            Canceled                                    (784,656)         17.32
            Exercised                                        (25)          5.13
                                                       ---------       --------
         Outstanding at May 31, 1999                   1,260,890       $   9.79
                                                       =========       ========

The Company's Board of Directors approved a plan which allowed employees, except executive officers, to reprice existing stock options to the fair market value of the underlying stock on June 30, 1998. Under the plan, employees received nine options in exchange for every 10 options they elected to reprice. The vesting schedule and term of repriced options remained the same as the original option. During fiscal year 1999, options to purchase 332,820 shares at a weighted average price per share of $18.39 were exchanged for options to purchase 298,977 shares at a weighted average price per share of $9.9375.

                                MERIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

Note 7.   STOCK-BASED COMPENSATION PLAN (Continued)

Restricted stock awards are subject to vesting and other terms as specified at the time of issuance by a committee of the Board of Directors. Generally, restricted stock awards vest ratably over a three-year period beginning on the first anniversary of their issuance. Unearned compensation expense is recognized ratably over the vesting period. There were no restricted stock awards in fiscal years 1999 and 1998, respectively. The weighted average per share fair value of restricted stock awards issued was $18.79 in fiscal year 1997.

A summary of restricted stock award activity is as follows:

                                                   Number
                                                       of               Value
                                                   Shares           Per Share
                                                 --------      --------------
         Unvested balance at May 31, 1996          57,702      $ 9.00 - 37.75
            Awarded                                19,400       16.50 - 21.25
            Vested                                (27,167)       9.00 - 37.75
            Canceled                               (5,000)          9.00
                                                 --------      --------------
         Unvested balance at May 31, 1997          44,935        9.00 - 37.75
            Awarded                                     -             -
            Vested                                (20,135)      13.62 - 19.12
            Canceled                               (6,600)      17.12 - 33.25
                                                 --------      --------------
         Unvested balance at May 31, 1998          18,200       16.50 - 37.25
            Awarded                                     -             -
            Vested                                 (1,200)       5.75 - 11.13
            Canceled                              (16,600)      19.00 - 37.25
                                                 --------      --------------
         Unvested balance at May 31, 1999             400           $ 16.50
                                                 ========      ==============

SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, net income per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all stock options granted

                                MERIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

Note 7. STOCK-BASED COMPENSATION PLAN (Continued)

during fiscal years 1999, 1998, and 1997 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

                                                  Years ended May 31
                                              1999          1998          1997
                                        ----------    ----------    ----------
Risk-free interest rate                    5.12%         5.98%         6.06%
Expected dividend yield                      0%            0%            0%
Expected lives                          2.61 years    3.16 years    2.97 years
Expected volatility                         71%           57%           59%

Using the Black-Scholes methodology, the total value of stock options granted during 1999, 1998 and 1997 was $2,016, $2,909 and $3,330, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value of options granted during 1999, 1998 and 1997 was $3.20, $7.59 and $7.30 per share, respectively.

If the Company had accounted for its 1994 Plan in accordance with SFAS 123, the Company's net (loss) income and net (loss) income per share would approximate the pro forma disclosures below:

                                                  Years ended May 31
                                              1999          1998          1997
                                        ----------    ----------    ----------
Net (loss) income as reported           $  (20,681)   $    2,138    $      321
Net (loss) income pro forma                (21,492)          834          (866)

Reported diluted net (loss) income
  per share                             $    (3.30)   $     0.34    $     0.05
Pro forma diluted net (loss) income
  per share                             $    (3.43)   $     0.13    $    (0.14)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to June 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at May 31, 1999:

                     Options Outstanding                              Options Exercisable
----------------------------------------------------------------   -------------------------
                                          Weighted
                                           Average      Weighted                    Weighted
                                         Remaining       Average     Number of       Average
     Range of               Number     Contractual      Exercise        Shares      Exercise
  Exercise Prices      Outstanding    Life (years)         Price   Exercisable         Price
-------------------    -----------    ------------    ----------   -----------    ----------
$   3.06 - 4.88            258,000            9.19      $   3.65             -      $      -
    5.00 - 6.50            131,200            6.29          5.60        17,850          5.13
    9.00 - 9.00            337,845            4.92          9.00       337,345          9.00
    9.25 - 9.25                700            7.66          9.25           250          9.25
    9.94 - 31.38           533,145            7.61         14.29       172,897         16.01
-------------------   ------------    ------------    ----------   -----------    ----------
$   3.06 - 31.38         1,260,890            7.08      $   9.79       528,342      $  11.16
===================   ============    ============    ==========   ===========    ==========

                                MERIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

Note 8.  SHAREHOLDER RIGHTS PLAN

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

The provision for (benefit from) income taxes consisted of the following:

                                                  Years ended May 31
                                              1999          1998          1997
                                        ----------    ----------    ----------
Current:
  Federal                               $     (275)   $   (1,266)   $   (2,428)
  State                                          -             -             -
                                        ----------    ----------    ----------

     Total current                            (275)       (1,266)       (2,428)

Deferred:
  Federal                                  (10,962)        2,236         2,357
  State                                     (1,438)          243            41
                                        ----------    ----------    ----------

     Total deferred                        (12,400)        2,479         2,398
                                        ----------    ----------    ----------

Income tax (benefit) expense            $  (12,675)   $    1,213    $      (30)
                                        ==========    ==========    ==========

The principal differences between taxes on income computed at the federal statutory rate of 34% in fiscal years 1999, 1998 and 1997 and recorded income tax expense (benefit) were as follows:

                                                            Years ended May 31
                                                        1999          1998          1997
                                                  ----------    ----------    ----------
Tax computed at statutory rate                    $  (11,341)   $    1,173    $      102
State income taxes, net of federal benefit            (1,422)          107             -
Tax exempt interest                                        -           (22)         (182)
Other, net                                                88           (45)           50
                                                  ----------    ----------    ----------

Income tax (benefit) expense                      $  (12,675)   $    1,213    $      (30)
                                                  ==========    ==========    ==========

                                MERIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

Note 9. INCOME TAXES  (Continued)

Significant components of the Company's deferred tax asset and liability were as follows:

                                                                     May 31
                                                               1999            1998
                                                         ----------      ----------
Deferred tax asset (liability):
        Inventories                                      $      445      $      654
        Vacation accrual                                        337             274
        State loss carryforward                                   -             624
        Other                                                   (69)             25
                                                         ----------      ----------
            Deferred tax asset - current                 $      713      $    1,577
                                                         ==========      ==========

Deferred tax asset (liability):
        Intangible basis difference                      $      187      $      317
        Fixed asset basis difference                         (4,168)         (4,219)
        Net operating loss                                   12,919               -
        Other                                                   155            (269)
                                                         ----------      ----------
            Deferred tax asset (liability) - long-term   $    9,093      $   (4,171)
                                                         ==========      ==========

Note 10.  BENEFIT PLAN

The Company has a defined contribution plan, which meets the requirements of
Section 401(k) of the Internal Revenue Code, for all regular employees. Under this plan, the Company matches employee contributions as follows; 100% of the first 3% of an employee's base pay and 50% of the next 3% of an employee's base pay. The Company's contributions may be made in cash or in the Company's stock. During fiscal years 1999, 1998 and 1997, the Company's contribution expense was $1,145, $1,153 and, $1,094, respectively.

Note 11.  SIGNIFICANT CUSTOMERS

In fiscal year 1999, four customers represented 20.7%, 15.0%, 13.8% and 10.9%, respectively, of net sales. In fiscal year 1998, three customers represented 29.3%, 16.6%, and 13.6%, respectively, of net sales. In fiscal year 1997, three customers represented 25.4%, 18.4%, and 13.0%, respectively, of net sales.

Note 12.  RELATED PARTY TRANSACTIONS

Included in net sales for fiscal years 1999, 1998 and 1997 are product sales to Tektronix, a major shareholder of the Company, of $15,720, $29,688 and $28,766, respectively. Accounts receivable-affiliates at May 31, 1999 and 1998 consists of amounts receivable from Tektronix of $1,724 and $2,501, respectively.

The Company has an agreement with Tektronix for certain environmental and waste management services to be provided by Tektronix. The fiscal year 1999, 1998 and 1997 expense related to these services was $90, $451 and $291, respectively. The agreement was terminated effective June 1, 1999.

                                MERIX CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

Note 13.  COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company may be party to various legal claims, actions and complaints, including actions involving patent infringement and other intellectual property claims. The Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position and results of operations.

Operating Leases

Operating leases with non-cancelable terms in excess of 12 months were terminated during the 1999 fiscal year. Rental expense under operating leases was $1,036, $2,346 and $2,376 in fiscal years 1999, 1998 and 1997, respectively.

Equipment Lease Line Commitment

Subsequent to year end, the Company obtained a commitment for an equipment lease line, which allows for the lease of up to $5,000 of manufacturing equipment. The commitment expires on May 31, 2000. No amounts are currently outstanding under the equipment lease line.

SUPPLEMENTARY DATA - QUARTERLY FINANCIAL DATA

                                                               1999
                                               (In thousands, except per share data)
                                           1st Qtr      2nd Qtr      3rd Qtr      4th Qtr
                                          --------     --------     --------     --------
Net sales                                 $ 20,515     $ 30,032     $ 30,503     $ 32,932
Gross (loss) profit                         (7,112)         461        5,230        4,869
Operating (loss) income                    (38,820)      (2,669)       8,228        1,814
Net (loss) income                          (24,371)      (1,924)       4,897          717
Basic net (loss) income per share            (3.93)       (0.31)        0.78         0.11
Diluted net (loss) income per share          (3.93)       (0.31)        0.77         0.11

                                                               1998
                                               (In thousands, except per share data)
                                           1st Qtr      2nd Qtr      3rd Qtr      4th Qtr
                                          --------     --------     --------     --------
Net sales                                 $ 44,559     $ 46,571     $ 46,416     $ 41,074
Gross profit                                 5,762        6,469        8,138        7,151
Operating (loss) income                        891         (400)       2,977        2,054
Net (loss) income                              293         (641)       1,496          990
Basic net (loss) income per share             0.05        (0.10)        0.24         0.16
Diluted net (loss) income per share           0.05        (0.10)        0.24         0.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item regarding directors is included under "Election of Directors" in the Company's Proxy Statement for its 1999 annual meeting of shareholders. The information required by this item regarding executive officers is contained under "Executive Officers" in Item 1 of Part I hereof. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1999 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included under "Executive Compensation" and "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement for its 1999 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

The information required by this item is included under "Voting Securities and Principal Shareholders" and "Election of Directors" in the Company's Proxy Statement for its 1999 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included under "Certain Relationships and Transactions" in the Company's Proxy Statement for its 1999 annual meeting of shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Index to Financial Statements.

      Merix Corporation                                           Page Reference
      -----------------                                           --------------

           Independent Auditors' Report                                 16
           Balance Sheets as of May 29, 1999 and May 30, 1998           17
           Statements of Operations for fiscal years ended
               May 29, 1999, May 30, 1998 and May 31, 1997              18
           Statements of Shareholders' Equity for fiscal years
               ended May 29, 1999, May 30, 1998 and May 31, 1997        19
           Statements of Cash Flows for fiscal years ended
               May 29, 1999, May 30, 1998 and May 31, 1997              20
           Notes to Financial Statements                                21

(a)2. Financial Statement Schedules

All schedules have been omitted since they are either not required or the information is included in the financial statements included herewith.

(a)3. Index to Exhibits

     The following exhibits are filed with, or incorporated by reference into, this Annual Report on Form 10-K:

     3.1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-77348.
     3.2       Bylaws of the Company, as amended, incorporated by reference to
               Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
     4.1 Article II of the Company's Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-77348.
     4.2 Shareholder Rights Agreement dated March 25, 1997, incorporated by reference to the Company's Current Report on Form 8-K dated March 25, 1997.
     10.1 Asset Transfer Agreement between Tektronix and the Company (including Note and Trust Deed and Assignment of Rents and Leases), incorporated by reference to Exhibit 10.1 the Company's Form 10-K for the fiscal year ended May 28, 1994.
     10.2 Amendment No. 1 to Promissory Note dated June 1, 1994 from the Company to Tektronix, Inc., incorporated by reference to Exhibit
               10.33 to the Company's Form 10-Q for the quarterly period ended February 27,1999
     10.3 Registration Rights Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
     10.4 Waste Management Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
     10.5 Services Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
     10.6+ Stock Incentive Plan of the Company, as amended, incorporated by reference to Appendix A of the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders.

     10.7+ Indemnity Agreement between the Company and Deborah A. Coleman as of April 4, 1994, incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
     10.8+ Indemnity Agreement between the Company and Carl W. Neun as of April 4, 1994, incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
     10.9+ Indemnity Agreement between the Company and Carlene M. Ellis as of May 24, 1994, incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
     10.10+ Indemnity Agreement between the Company and Dr. Koichi Nishimura as of May 24, 1994, incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
     10.11+ Indemnity Agreement between the Company and Terri L. Timberman as of May 25, 1994, incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended May 27, 1995.
     10.12+ Indemnity Agreement between the Company and Janie S. Brown as of August 11, 1998, incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q for the quarterly period ended August 29, 1998.
     10.13+ Amended Executive Severance Agreement between the Company and Deborah A. Coleman, incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
     10.14+ Amended Executive Severance Agreement between the Company and Terri L. Timberman, incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
     10.15+ Executive Severance Agreement between the Company and Janie S. Brown, incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended November 28, 1998.
     10.16+ Executive Severance Agreement between the Company and Mark R. Hollinger, incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the quarterly period ended August 30, 1997.
     10.17+ Indemnity Agreement between the Company and Mark R. Hollinger as of September 2, 1997, incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended August 30, 1997
     10.18+ Indemnity Agreement between the Company and William C. McCormick as of October 21, 1997, incorporated by reference to Exhibit
               10.35 to the Company's Form 10-Q for the quarterly period ended November 29, 1997.
     10.19+ Indemnity Agreement between the Company and Robert C. Strandberg as of June 30, 1998, incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended May 30, 1998.
     10.20 Note Purchase Agreement dated September 10, 1996, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended August 31, 1996.
     10.21 Amendment to Note Purchase Agreement dated May 28, 1997, incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
     10.22 Second Amendment to Note Purchase Agreement dated August 29, 1997, incorporated by reference to Exhibit 10.29 to the Company's Form 10-Q for the quarterly period ended August 30, 1997.

     10.23     Third Amendment to Note Purchase Agreement dated November 28,
               1997, incorporated by reference to Exhibit 10.34 to the Company's
               Form 10-Q for the quarterly period ended November 29, 1997.
     10.24     Fourth Amendment to Note Purchase Agreement dated May 28, 1999.
     23        Independent Auditors' Consent
     27        Financial Data Schedule

              + This Exhibit constitutes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended May 29, 1999.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 1999.

                                       MERIX CORPORATION

                                       By  JANIE S. BROWN
                                          --------------------------------------
                                           Janie S. Brown
                                           Vice President, Chief Financial
                                           Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 6, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

             Signature                             Title
             ---------                             -----

        DEBORAH A. COLEMAN             Chair and Chief Executive Officer
----------------------------------     (Principal Executive Officer)
        Deborah A. Coleman


          JANIE S. BROWN               Vice President, Chief Financial Officer
----------------------------------     and Treasurer (Principal Financial and
          Janie S. Brown               Accounting Officer)


         MARK R. HOLLINGER             President, Chief Operating Officer
----------------------------------     and Director
         Mark R. Hollinger


         CARLENE M. ELLIS              Director
----------------------------------
         Carlene M. Ellis


       WILLIAM C. McCORMICK            Director
----------------------------------
       William C. McCormick


           CARL W. NEUN                Director
----------------------------------
           Carl W. Neun


       DR. KOICHI NISHIMURA            Director
----------------------------------
       Dr. Koichi Nishimura


       ROBERT C. STRANDBERG            Director
----------------------------------
       Robert C. Strandberg

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

     3.1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-77348.
     3.2       Bylaws of the Company, as amended, incorporated by reference to
               Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
     4.1 Article II of the Company's Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-77348.
     4.2 Shareholder Rights Agreement dated March 25, 1997, incorporated by reference to the Company's Current Report on Form 8-K dated March 25, 1997.
     10.1 Asset Transfer Agreement between Tektronix and the Company (including Note and Trust Deed and Assignment of Rents and Leases), incorporated by reference to Exhibit 10.1 the Company's Form 10-K for the fiscal year ended May 28, 1994.
     10.2 Amendment No. 1 to Promissory Note dated June 1, 1994 from the Company to Tektronix, Inc., incorporated by reference to Exhibit
               10.33 to the Company's Form 10-Q for the quarterly period ended February 27,1999
     10.3 Registration Rights Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
     10.4 Waste Management Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
     10.5 Services Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
     10.6+ Stock Incentive Plan of the Company, as amended, incorporated by reference to Appendix A of the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders.
     10.7+ Indemnity Agreement between the Company and Deborah A. Coleman as of April 4, 1994, incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
     10.8+ Indemnity Agreement between the Company and Carl W. Neun as of April 4, 1994, incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
     10.9+ Indemnity Agreement between the Company and Carlene M. Ellis as of May 24, 1994, incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
     10.10+ Indemnity Agreement between the Company and Dr. Koichi Nishimura as of May 24, 1994, incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
     10.11+ Indemnity Agreement between the Company and Terri L. Timberman as of May 25, 1994, incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended May 27, 1995.
     10.12+ Indemnity Agreement between the Company and Janie S. Brown as of August 11, 1998, incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q for the quarterly period ended August 29, 1998.
     10.13+ Amended Executive Severance Agreement between the Company and Deborah A. Coleman, incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended May 31, 1997.

Exhibit No.    Description
-----------    -----------

     10.14+    Amended Executive Severance Agreement between the Company and
               Terri L. Timberman, incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
     10.15+    Executive Severance Agreement between the Company and Janie S.
               Brown, incorporated by reference to Exhibit 10.32 to the
               Company's Form 10-Q for the quarterly period ended November 28,
               1998.
     10.16+    Executive Severance Agreement between the Company and Mark R.
               Hollinger, incorporated by reference to Exhibit 10.33 to the
               Company's Form 10-Q for the quarterly period ended August 30,
               1997.
     10.17+    Indemnity Agreement between the Company and Mark R. Hollinger as of September 2, 1997, incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended August
               30, 1997
     10.18+    Indemnity Agreement between the Company and William C. McCormick as of October 21, 1997, incorporated by reference to Exhibit
               10.35 to the Company's Form 10-Q for the quarterly period ended
               November 29, 1997.
     10.19+    Indemnity Agreement between the Company and Robert C. Strandberg as of June 30, 1998, incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended May 30,
               1998.
     10.20     Note Purchase Agreement dated September 10, 1996, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended August 31, 1996.
     10.21     Amendment to Note Purchase Agreement dated May 28, 1997,
               incorporated by reference to Exhibit 10.26 to the Company's Form
               10-K for the fiscal year ended May 31, 1997.
     10.22     Second Amendment to Note Purchase Agreement dated August 29,
               1997, incorporated by reference to Exhibit 10.29 to the Company's
               Form 10-Q for the quarterly period ended August 30, 1997.
     10.23     Third Amendment to Note Purchase Agreement dated November 28,
               1997, incorporated by reference to Exhibit 10.34 to the Company's
               Form 10-Q for the quarterly period ended November 29, 1997.
     10.24     Fourth Amendment to Note Purchase Agreement dated May 28, 1999.
     23        Independent Auditors' Consent
     27        Financial Data Schedule

              + This Exhibit constitutes a management contract or compensatory plan or arrangement.