Form 10-Q
period 1999-08-28
MERIX CORP
filed 1999-10-12
CIK 921365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 28, 1999

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]


     The number of shares of the Registrant's Common Stock outstanding as of September 30, 1999 was 6,416,995 shares.

                                MERIX CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

Part I     Financial Information                                            Page

  Item 1.  Financial Statements:

           Balance Sheets as of August 28, 1999 and
               May 29, 1999                                                    2

           Statements of Operations for the three months ended
               August 28, 1999 and August 29, 1998                             3

           Statements of Cash Flows for the three months ended
               August 28, 1999 and August 29, 1998                             4


           Notes to Financial Statements                                       5


  Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                           7

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk          11


Part II    Other Information


  Item 6.  Exhibits and Reports on Form 8-K                                   12

               Signature                                                      13

                          PART I. FINANCIAL INFORMATION

                                MERIX CORPORATION
                                 BALANCE SHEETS
                            (Unaudited, in thousands)

                                                                          August 28,         May 29,
                                                                            1999              1999
                                                                       ----------------  ----------------

   Assets

   Cash and short-term investments                                       $   15,255       $   13,381
   Accounts receivable, net of allowance of $237                             19,813           17,508
   Inventories                                                                8,280            6,537
   Deferred tax asset                                                           713              713
   Other current assets                                                         911              941
                                                                           ----------       ----------
     Total current assets                                                    44,972           39,080

   Property, plant and equipment, net                                        58,174           60,892
   Deferred tax asset                                                         8,431            9,093
   Other assets                                                                 503              318
                                                                           ==========       ==========
        Total assets                                                     $  112,080       $  109,383
                                                                           ==========       ==========

   Liabilities and Shareholders' Equity

   Accounts payable                                                      $   12,618       $   12,104
   Accrued compensation                                                       3,244            2,512
   Current portion of long-term debt                                          9,149            8,000
   Other accrued liabilities                                                  2,275            2,142
                                                                           ----------       ----------
     Total current liabilities                                               27,286           24,758

   Long-term debt                                                            33,149           34,299
                                                                           ----------       ----------
     Total liabilities                                                       60,435           59,057

   Shareholders' equity:
      Preferred stock, no par value; authorized 10,000 shares;
         none issued                                                              -                -
      Common stock, no par value; authorized 50,000 shares;
         issued and outstanding 2000: 6,408 shares,
         1999: 6,370 shares                                                  45,477           45,194
      Unearned compensation                                                      (1)              (3)
      Retained earnings                                                       6,169            5,135
                                                                           ----------       ----------
      Total shareholders' equity                                             51,645           50,326
                                                                           ==========       ==========
       Total liabilities and shareholders' equity                        $  112,080       $  109,383
                                                                           ==========       ==========

    The accompanying notes are an integral part of the financial statements.

                                MERIX CORPORATION
                            STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)



                                                                    Three Months Ended
                                                              August 28,          August 29,
                                                                 1999                1998
                                                             -------------       -------------

  Net sales                                                   $   34,098         $    20,515
  Cost of sales                                                   28,019              27,627
                                                                ----------         -----------
  Gross profit (loss)                                              6,079              (7,112)

  Operating expenses:
   Engineering                                                     1,028               1,027
   Selling, general and administrative                             2,375               2,802
   Restructuring                                                       -              27,879
                                                                ----------         -----------
  Total operating expenses                                         3,403              31,708
                                                                ----------         -----------

  Operating income (loss)                                          2,676             (38,820)
  Interest and other expense, net                                   (981)               (489)
                                                                ----------         -----------
  Income (loss) before income taxes                                1,695             (39,309)
  Income tax (expense) benefit                                      (661)             14,938
                                                                ----------         -----------
  Net income (loss)                                           $    1,034         $   (24,371)
                                                                ==========         ===========

  Net income (loss) per share:
     Basic                                                    $      0.16        $     (3.93)
                                                                ==========         ===========
     Diluted                                                  $      0.16        $     (3.93)
                                                                ==========         ===========

  Shares used in per share calculations:
     Basic                                                          6,390              6,202
                                                                ==========         ===========
     Diluted                                                        6,499              6,202
                                                                ==========         ===========


    The accompanying notes are an integral part of the financial statements.

                                MERIX CORPORATION
                            STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                          Three Months Ended
                                                                     August 28,        August 29,
                                                                        1999              1998
                                                                    --------------    --------------
Cash flows from operating activities:
  Net income (loss)                                                 $     1,034        $  (24,371)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                       2,108             2,750
       Deferred income taxes                                                 662           (14,938)
       Restructuring charge                                                    -            19,624
       Contribution of common stock to defined contribution plan             280                 -
       Other                                                                 237               (22)
  Changes in assets and liabilities:
      Accounts receivable                                                 (2,305)            9,580
      Inventories                                                         (1,743)              792
      Other current assets                                                    30             1,016
      Accounts payable                                                       514            (1,481)
      Accrued compensation                                                   732             3,004
      Other accrued liabilities                                              133             6,926
                                                                       -----------        ----------
Net cash provided by operating activities                                  1,682             2,880
                                                                       -----------        ----------
Cash flows from investing activities:
   Short-term investments:
     Purchases                                                                 -            (9,345)
     Maturities                                                            7,107             7,395
   Capital expenditures                                                   (3,298)           (5,318)
   Net proceeds from sale-leaseback of equipment                           3,413                 -
   Proceeds from sale of assets                                               74                34
                                                                       -----------        ----------
Net cash provided by (used in) investing activities                        7,296            (7,234)
                                                                       -----------        ----------
Cash flows from financing activities:
   Principal payments on long-term debt                                        -            (2,170)
   Proceeds from exercise of stock options                                     3                 -
   Reacquired common stock                                                     -                (2)
                                                                       -----------        ----------
Net cash provided by (used in) financing activities                            3            (2,172)
                                                                       -----------        ----------

Increase (decrease) in cash and cash equivalents                           8,981            (6,526)
Cash and cash equivalents at beginning of period                           5,874            15,430
                                                                       -----------        ----------
Cash and cash equivalents at end of period                                14,855             8,904
Short-term investments                                                       400             9,419
                                                                       -----------        ----------
Cash and short-term investments at end of period                     $    15,255        $   18,323
                                                                       ===========        ==========

Supplemental Disclosures:
Cash paid for:
   Interest, net of amount capitalized                               $        172      $        157
Noncash transactions:
   Surrender of unvested shares of restricted stock                  $          -                43


    The accompanying notes are an integral part of the financial statements.

                                MERIX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             (Dollars in thousands)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Merix Corporation (the Company) have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended May 29, 1999.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended August 28, 1999 are not necessarily indicative of the results to be expected for the full year.

The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 2000 is a 52-week year ending May 27, 2000 and fiscal year 1999 was a 52-week year ended May 29, 1999.

Comprehensive income (loss)

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" which establishes requirements for disclosure of comprehensive income. Comprehensive income (loss) did not differ from reported net income (loss) in the periods presented.

Segment reporting

The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). Based on definitions contained within SFAS 131, the Company has determined that it operates within one segment.

Note 2. INVENTORIES

                                           August 28,          May 29,
                                              1999              1999
                                          -------------    --------------

Raw materials                              $     1,091       $     1,170
Work in process                                  5,219             4,144
Finished goods                                   1,970             1,223
                                          -------------    --------------
    Total                                  $     8,280       $     6,537
                                          =============    ==============

Note 3. PROPERTY, PLANT AND EQUIPMENT

                                                August 28,         May 29,
                                                  1999              1999
                                              --------------    --------------

Land                                           $      2,190       $     2,190
Buildings and grounds                                24,451            24,065
Machinery and equipment                              83,889            85,563
Construction in progress                              1,347             1,618
                                              --------------    --------------
                                                    111,877           113,436
Less accumulated depreciation                       (53,703)          (52,544)
                                              --------------    --------------
Property, plant and equipment, net             $     58,174       $    60,892
                                              ==============    ==============

Note 4. EQUIPMENT LEASE AGREEMENT

In August 1999, the Company entered into a lease agreement, which allows for the sale and leaseback of up to $5,000 of manufacturing equipment. As of August 28, 1999, $3,791 of equipment has been sold under this agreement. Resulting gains from these sales are deferred and amortized on a straight-line basis over the life of the lease. The lease is classified as an operating lease in accordance with SFAS No. 13, "Accounting for Leases." The lease agreement contains certain financial covenants including minimum tangible net worth, maximum debt to capitalization and minimum debt service coverage and cross-default provisions. As of August 28, 1999 the Company was in compliance with all covenants. The $5,000 commitment expires on May 31, 2000.

Note 5. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options outstanding during the period. Incremental shares of 109,733, related to outstanding stock options, were included in the calculation of diluted net income per share for the first quarter of fiscal year 2000. For the first quarter of fiscal year 2000, stock options to purchase 869,100 shares had exercise prices above the average market price of the underlying common stock.

Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding for the period. Stock options to purchase 1,185,830 shares were not included in the net loss per share calculation for the first quarter of 1999, because to do so would have been antidilutive.

Note 6. RESTRUCTURING

In the first quarter of fiscal year 1999, the Company announced a restructuring plan to improve capacity utilization and lower the Company's cost structure. Pursuant to the restructuring plan, the Company closed its Loveland, Colorado facility in October 1998, reduced approximately 35 employees from administrative, engineering and support functions at its Forest Grove, Oregon location and sold its Soladyne facility in San Diego, California in February 1999. Closure of the Loveland facility resulted in the layoff of approximately 340 manufacturing and support employees. The Company transferred a portion of the production and manufacturing equipment used in the Loveland facility to its Forest Grove site. Installation of the manufacturing equipment should be complete by the end of calendar year 1999.

In connection with the restructuring plan in the first quarter of fiscal year 1999, the Company recorded restructuring expense of $29,997, including a charge of $2,118 to cost of sales for inventory write-offs. In the third quarter of fiscal year 1999, the Company reversed $7,109 of the restructuring expense. The reversal was the result of a favorable termination of the Loveland facility lease, higher than estimated proceeds from the sale of excess equipment and the sale of the Soladyne facility. All cash payments related to the restructuring charge were paid in fiscal year 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)

This discussion and analysis is designed to be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Merix Corporation (the Company) Form 10-K for the fiscal year ended May 29, 1999.

Results of Operations

Fiscal year. The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 2000 is a 52-week year ending May 27, 2000 and fiscal year 1999 was a 52-week year ended May 29, 1999.

Net Sales. Net sales for the first quarter of fiscal year 2000 were $34,098 compared to net sales of $20,515 in the first quarter of fiscal year 1999. Net sales increased in the first quarter of fiscal year 2000 primarily as a result of higher levels of demand from both new and existing customers. Net sales in the first quarter of fiscal year 1999 included sales from the Loveland and Soladyne manufacturing facilities, which were closed or sold during fiscal year 1999. See Note 6 of Notes to Financial Statements and "Restructuring" below. Net sales at the Forest Grove manufacturing facility have increased sequentially over the last four fiscal quarters. Rapidly increasing demand for data communications, primarily associated with the growth of the Internet, and increasing use of wireless communications contributed to higher sales in the communications segment.

Pricing of the Company's products, which had been affected by the electronics industry slowdown beginning late in fiscal year 1998, began to stabilize during the last half of fiscal year 1999 and remained stable during the first quarter of fiscal year 2000. Continued price stability of the Company's products is dependent on a variety of factors including, but not limited to, continued strength in customer orders, growth of its customers and of the electronics industry and potential future competition from both domestic and Asian printed circuit companies.

Sales by market segments in dollars and as a percentage of net sales are shown in the table below. The Company's five largest customers comprised 71.9% and 57.1% of total net sales in the first quarters of fiscal years 2000 and 1999, respectively. Included in sales to the five largest customers are sales to contract manufacturers, which previously have been reported in sales to the original equipment manufacturer served by the contract manufacturer. Sales through the contract manufacturing channel were $17,663 and 51.8% of net sales in the first quarter of fiscal year 2000 and $4,682 and 22.8% of net sales in the first quarter of fiscal year 1999. The loss of one or more principal customers or a change in the mix of product sales could have a material adverse effect on the Company's business, financial condition and results of operations.


                                                  Three Months Ended
                                 ---------------------------------------------------------
                                    August 28, 1999                  August 29, 1998
                                -------------------------        ------------------------

Market Segments
   Computers                       $ 7,832       23.0%             $ 6,324       30.8%
   Communications                   17,486       51.3                5,925       28.9
   Test and Instruments              7,715       22.6                7,678       37.4
   Other                             1,065        3.1                  588        2.9
                                -----------    ----------        ----------    ----------
     Total                         $34,098      100.0%             $20,515      100.0%
                                ===========    ==========        ==========    ==========

The Company's 90-day backlog was approximately $21,200 at August 28, 1999, compared to approximately $18,000 at the end of fiscal year 1999. The Company typically does not obtain long-term purchase orders or commitments from its customers and a variety of conditions may cause customers to cancel, reduce or delay previously placed orders. The Company cannot assure the timely replacement of these orders. Accordingly, the Company's backlog is not necessarily indicative of future quarterly or annual financial results.

The $21,000 capacity expansion project at the Forest Grove manufacturing facility was substantially completed in May 1999. The Company continues to install manufacturing equipment transferred from the closed Loveland facility and expects to complete the installation by the end of calendar year 1999. Completion of the expansion project and installation of the Loveland equipment adds manufacturing capacity and positions the Company to take advantage of increasing customer demand. However, the failure to increase sales to new and existing customers and to successfully utilize the additional manufacturing capacity in an effective manner could adversely affect the Company's business, financial condition and results of operations.

Gross profit (loss). The Company's gross profit was $6,079 or 17.8% of net sales in the first quarter of fiscal year 2000 compared to gross loss of ($7,112) or (34.7%) of net sales in the same period of the prior year. Gross profit increased in the first quarter of fiscal year 2000 primarily as a result of higher capacity utilization and cost reductions. Gross loss in the first quarter of fiscal year 1999 included the effect of a write-off of inventory related to the restructuring. See Note 6 of Notes to Financial Statements and "Restructuring" below.

The Company's gross margin in the first quarter of fiscal year 2000, as compared to the fourth quarter of fiscal year 1999, was favorably impacted by a product mix which included a higher than normal percentage of quick-turn (premium priced) production. The Company expects quick-turn orders to return to normal levels in the second quarter of fiscal year 2000, which is anticipated to reduce gross margin by approximately one percentage point as compared to the first quarter of fiscal year 2000. The Company's gross margins are affected by various factors, including capacity utilization, product mix, production yields, price changes and changes in the Company's cost structure.

Engineering. Engineering expenses were $1,028 and $1,027 in the first quarters of fiscal years 2000 and 1999, respectively, and were 3.0% and 5.0% of net sales, respectively. Engineering expenses in the first quarter of fiscal year 1999 were reduced by approximately $400 of capitalized engineering labor related to the Forest Grove expansion project. Engineering expenses decreased in the first quarter of fiscal year 2000 due to reduced headcount resulting from the restructuring. See Note 6 of Notes to Financial Statements and "Restructuring" below.

Selling, General and Administrative. Selling, general and administrative expenses were $2,375 and $2,802 in the first quarters of fiscal years 2000 and 1999, respectively, and were 7.0% and 13.7% of net sales, respectively. These expenses decreased due to reduced headcount resulting from the restructuring and other cost controls. See Note 6 of Notes to Financial Statements and "Restructuring" below.

Restructuring. In the first quarter of fiscal year 1999, the Company announced a restructuring plan to improve capacity utilization and lower the Company's cost structure. Pursuant to the restructuring plan, the Company closed its Loveland, Colorado facility in October 1998, reduced approximately 35 employees from administrative, engineering and support functions at its Forest Grove, Oregon location and sold its Soladyne facility in San Diego, California in February 1999. Closure of the Loveland facility resulted in the layoff of approximately 340 manufacturing and support employees. The Company transferred a portion of the production and manufacturing equipment used in the Loveland facility to its Forest Grove site. Installation of the manufacturing equipment should be complete by the end of calendar year 1999.

In connection with the restructuring plan in the first quarter of fiscal year 1999, the Company recorded restructuring expense of $29,997, including a charge of $2,118 to cost of sales for inventory write-offs. In the third quarter of fiscal year 1999, the Company reversed $7,109 of the restructuring expense. The reversal was the result of a favorable termination of the Loveland facility lease, higher than estimated proceeds from the sale of excess equipment and the sale of the Soladyne facility. All cash payments related to the restructuring charge were paid in fiscal year 1999.

Interest and Other Expense, net. Interest and other expense, net was $981 and $489 in the first quarters of fiscal years 2000 and 1999, respectively. In the first quarter of fiscal year 1999, a portion of interest expense was capitalized to the Forest Grove capacity expansion, while no interest was capitalized in the first quarter of fiscal year 2000. Additionally, in the first quarter of fiscal year 2000, interest income decreased due to lower cash balances, the Company incurred finance charges in connection with the restructuring of its senior unsecured notes and certain manufacturing equipment was retired.

Income Taxes. The Company's effective tax rate was approximately 39% in the first quarter of fiscal year 1999 compared to 38% in 1999. The Company expects its effective tax rate for fiscal year 2000 will approximate 39%.

Liquidity and Capital Resources

Cash and short-term investments at August 28, 1999 were $15,255, compared to $13,381 at May 29,1999. Working capital increased to $17,686 at August 28, 1999 from $14,322 at May 29,1999, primarily as a result of increases in cash and short-term investments, accounts receivable and inventories.

Cash provided by operating activities in the first quarter of fiscal year 2000 was $1,682, which primarily consisted of net income for the period and adjustments for depreciation and amortization, primarily offset by increases in accounts receivable and inventories. Accounts receivable and inventories increased as a result of a higher level of sales.

Cash provided by investing activities in the first quarter of fiscal year 2000 was $7,296, which primarily consisted of maturities of short-term investments and net proceeds from the sale-leaseback of equipment, offset by capital expenditures for manufacturing equipment. The Company had capital commitments of approximately $5,000 at August 28, 1999, primarily for manufacturing equipment.

The Company has a secured note payable to Tektronix, Inc. with $2,299 outstanding at August 28, 1999. The note bears interest at 7.5% and is payable in annual installments of $1,149 in June 2000 and $1,150 in June 2001.

The Company has $40,000 outstanding under a private placement of senior unsecured notes with two insurance companies, with interest payable semi-annually at 7.92%. The notes provide for semi-annual principal payments of $4,000 commencing in September 1999 with a final principal payment of $8,000 payable in September 2003. The notes contain certain financial covenants (including minimum net worth, debt ratio and interest coverage covenants) and cross-default provisions. As of August 28, 1999 the Company was in compliance with all covenants.

In August 1999, the Company entered into a lease agreement, which allows for the sale and leaseback of up to $5,000 of manufacturing equipment. As of August 28, 1999, $3,791 of equipment has been sold under this agreement. The lease is classified as an operating lease in accordance with SFAS No. 13, "Accounting for Leases." The lease agreement contains certain financial covenants including minimum tangible net worth, maximum debt to capitalization and minimum debt service coverage and cross-default provisions. As of August 28, 1999 the Company was in compliance with all covenants. The $5,000 commitment expires on May 31, 2000.

The Company believes that its existing capital resources and cash generated from operations should be sufficient to meet its working capital and capital expenditure requirements during its 2000 fiscal year. To the extent necessary, the Company may also satisfy capital requirements through additional bank borrowings or other debt or equity financing arrangements, if available on satisfactory terms.

Year 2000 Disclosure

The Company has developed a program to perform assessment, remediation and testing of its computer software programs and operating systems, including IT and non-IT systems, to determine their readiness for the Year 2000 (the "Year 2000 Program"). For this purpose, the term "computer software programs and operating systems" includes systems that are commonly thought of as information technology ("IT") systems, including enterprise software, operating systems, networking components, application and data servers, PC hardware, accounting, data processing and other information systems, as well as systems that are not commonly thought of as IT systems, such as shop-floor control and manufacturing control systems, telephone systems, fax machines, and other miscellaneous systems and equipment. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 assessment, remediation and testing efforts. The inability of computer software programs and operating systems to accurately recognize, interpret and process date codes designating the Year 2000 and beyond could cause these programs and systems to yield inaccurate results or encounter operating problems, including disruption of the business operations these programs and systems control.

The Company has completed its assessment, remediation and testing of its computer software programs and operating systems. The Company's testing included running programs with dates including and after the Year 2000. During the testing, the Company did not experience problems processing data or effecting transactions. There can be no assurance, however, that the Company's testing of its systems was sufficient to discover all Year 2000 issues. Year 2000 issues not discovered by the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company also may be exposed to risks from computer systems of parties with which the Company transacts business. The Company has contacted its critical suppliers and performed certain on-site assessments to determine the extent to which the Company may be vulnerable to those parties' failure to remedy their own Year 2000 issues and to ascertain what actions, if needed, may be taken by the Company in response to such risks. Responses from the critical suppliers and from the on-site assessments indicate that the Company's critical suppliers are Year 2000 compliant. In addition, based on contact with its major customers and given their general size and sophistication, the Company believes they will not experience material Year 2000 compliance issues which would result in loss or postponement of significant orders to the Company.

Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in its computer software programs and operating systems used in its internal operations, its interface with key suppliers and customers, or processing orders and billing. However, a software program or system Year 2000 compliance failure, with respect to the Company's internal systems and software or that of its critical suppliers or major customers, could prevent the Company from fulfilling or obtaining customer orders. The lost revenues that would result could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company currently estimates that it will spend between $450 and $600 in addressing the Year 2000 issues, of which approximately $410 has been incurred through August 28, 1999. The source of these funds is working capital of the Company. The estimates are subject to change as additional information is obtained in connection with the Year 2000 Program.

The Company believes its most reasonably likely worst-case Year 2000 scenario would relate to problems with the systems of third parties rather than with the Company's internal systems, because the Company has less control over assessing and remediating the Year 2000 problems of third parties. The Company believes its risks are greatest with regard to infrastructure (e.g., electricity supply, water and sewer service), telecommunications and transportation supply channels. If certain critical third party suppliers, such as those supplying infrastructure (e.g., electricity supply, water and sewer service), telecommunications and transportation supply channels experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations could occur for the duration of the disruption. The inability of the Company to operate its manufacturing facility for any significant period, or any other failure, if not quickly remedied, could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company has developed contingency plans to address potential Year 2000 issues, including availability of IT personnel and critical manufacturing support personnel on site on December 31, 1999 and January 1, 2000, development of workarounds and redundancy for critical systems and equipment, maintenance of increased stock of critical materials on site and with suppliers and arrangements for the transmission of customer and supplier data via courier or other alternative methods. However, with respect to major infrastructure (e.g., electricity supply, water and sewer service) and telecommunications, the Company has no contingency plans that would mitigate the lack of such services. The Company continues to be in contact with the suppliers of these services to obtain assurance that there will be no material disruption as a result of Year 2000 issues. The Company is relying on information provided to it by its infrastructure suppliers to assess their Year 2000 readiness, and therefore cannot provide assurance that the Company will not be adversely affected by their Year 2000 issues. Contingency plans will continue to be refined throughout the remainder of calendar year 1999 as the Company learns more about the vulnerabilities, if any, of critical third parties regarding year 2000 issues. There can be no assurance that the Company will be able to identify, avoid or develop contingency plans to address all possible worst-case scenarios.

Forward-looking Statements

Information set forth in this Report on Form 10-Q relating to fiscal year 2000 and beyond, including changes in product mix, gross margin, customer demand, competition from Asian suppliers, increases in manufacturing capacity, effective tax rate and Year 2000 matters constitute forward-looking statements. Information contained in forward-looking statements is based on current expectations and is subject to change, and actual results may differ materially from the forward-looking statements.

Many factors could cause actual results to differ materially from the forward-looking information. This Report on Form 10-Q discusses certain of these factors, including declines in customer orders; pricing and other competitive pressures in the industry; product mix; ability to manage and utilize manufacturing capacity; significant customer concentration; risks related to customer cancellation, postponement or reduction of orders; and unanticipated costs associated with any required modifications to the Company's financial, shop floor control and manufacturing equipment control systems and other risks related to the Year 2000 issue. Other factors include business conditions and growth in the general economy and the electronic and interconnect industries; dependence on the electronics industry; raw material availability; production delays; customer acceptance of new technologies; costs and yield issues associated with production; the ability to attract and retain a talented workforce; unanticipated costs to comply with environmental laws; ability to execute financing strategies; and other risks listed from time to time in the Company's Securities and Exchange Commission reports or otherwise disclosed by the Company. Any forward-looking statements should be considered in light of these factors. Forward-looking statements speak only as of date made. The Company undertakes no obligation to publicly release the results of any revision to forward-looking statements which may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not currently use derivative financial instruments for speculative purposes which expose the Company to market risks. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its outstanding debt. Information required by this item is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

       Exhibit No.
       -----------
            27         Financial Data Schedule



(b) Reports on Form 8-K

       A Report on Form 8-K reporting the change in the Company's certifying accountant, under Item 4, was filed on August 10, 1999. No other reports on Form 8-K were filed during the quarter ended August 28, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of October, 1999.




                          MERIX CORPORATION


                          By: JANIE S. BROWN
                             --------------------
                          Janie S. Brown
                          Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit
  No.       Description
-------     -----------
27          Financial Data Schedule