Form 10-Q
period 1999-11-27
MERIX CORP
filed 2000-01-11
CIK 921365

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23818

MERIX CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-1135197
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1521 Poplar Lane, Forest Grove, Oregon	97116
(Address of principal executive offices)	(Zip Code)

(503) 359-9300
(Registrant's telephone number)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock outstanding as of January 3, 2000 was 6,453,007 shares.

MERIX CORPORATION

FORM 10-Q

TABLE OF CONTENTS

		Page
Part I	Financial Information
Item 1.	Financial Statements:
	Balance Sheets as of November 27,1999 and May 29,1999	2
	Statements of Operations for the three months and six months ended November 27,1999 and November 28,1998	3
	Statements of Cash Flows for the six months ended November 27,1999 and November 28,1998	4
	Notes to Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	11
Part II	Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 6.	Exhibits and Reports on Form 8-K	12
	Signature	13

PART I. FINANCIAL INFORMATION

MERIX CORPORATION

BALANCE SHEETS

(Unaudited, in thousands)

	Nov. 27, 1999	May 29, 1999
Assets
Cash and short-term investments	$15,847	$13,381
Accounts receivable, net of allowance of $237	17,409	17,508
Inventories	8,699	6,537
Deferred tax asset	713	713
Other current assets	664	941

Total current assets	43,332	39,080
Property, plant and equipment, net	56,366	60,892
Deferred tax asset	7,666	9,093
Other assets	622	318

Total assets	$107,986	$109,383

Liabilities and Shareholders' Equity
Accounts payable	$12,354	$12,104
Accrued compensation	2,627	2,512
Current portion of long-term debt	9,149	8,000
Other accrued liabilities	1,457	2,142

Total current liabilities	25,587	24,758
Long-term debt	29,149	34,299

Total liabilities	54,736	59,057
Shareholders' equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding 2000: 6,444 shares, 1999: 6,370 shares	45,885	45,194
Unearned compensation	—	(3)
Retained earnings	7,365	5,135

Total shareholders' equity	53,250	50,326

Total liabilities and shareholders' equity	$107,986	$109,383

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	Nov. 27, 1999	Nov. 28, 1998	Nov. 27, 1999	Nov. 28, 1998
Net sales	$35,882	$30,032	$69,980	$50,546
Cost of sales	29,722	29,571	57,741	57,197

Gross profit (loss)	6,160	461	12,239	(6,651)
Operating expenses:
Engineering	1,083	1,021	2,111	2,047
Selling, general and administrative	2,516	2,109	4,891	4,911
Restructuring	—	—	—	27,879

Total operating expenses	3,599	3,130	7,002	34,837
Operating income (loss)	2,561	(2,669)	5,237	(41,488)
Interest and other expense, net	(600)	(434)	(1,581)	(924)

Income (loss) before income taxes	1,961	(3,103)	3,656	(42,412)
Income tax (expense) benefit	(765)	1,179	(1,426)	16,117

Net income (loss)	$1,196	$(1,924)	$2,230	$(26,295)

Net income (loss) per share:
Basic	$0.19	$(0.31)	$0.35	$(4.23)

Diluted	$0.18	$(0.31)	$0.34	$(4.23)

Shares used in per share calculations:
Basic	6,427	6,241	6,408	6,221

Diluted	6,683	6,241	6,591	6,221

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	Nov. 27, 1999	Nov. 28, 1998
Cash flows from operating activities:
Net income (loss)	$2,230	$(26,295)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,119	4,369
Deferred income taxes	1,427	(16,117)
Restructuring charge	—	19,624
Contribution of common stock to defined contribution plan	587	335
Other	230	192
Changes in assets and liabilities:
Accounts receivable	99	8,446
Inventories	(2,162)	3,947
Other current assets	277	1,191
Accounts payable	250	200
Accrued compensation	115	101
Other accrued liabilities	(665)	6,145

Net cash provided by operating activities	6,507	2,138

Cash flows from investing activities:
Short-term investments:
Purchases	—	(11,016)
Maturities	7,507	7,395
Capital expenditures	(4,695)	(8,839)
Net proceeds from sale-leaseback of equipment	4,492	—
Proceeds from sale of assets	78	253

Net cash provided by (used in) investing activities	7,382	(12,207)

Cash flows from financing activities:
Principal payments on long-term debt	(4,000)	(2,200)
Proceeds from exercise of stock options	84	—
Reacquired common stock	—	(2)

Net cash used in financing activities	(3,916)	(2,202)

Increase (decrease) in cash and cash equivalents	9,973	(12,271)
Cash and cash equivalents at beginning of period	5,874	15,430

Cash and cash equivalents at end of period	15,847	3,159
Short-term investments	—	11,090

Cash and short-term investments at end of period	$15,847	$14,249

Supplemental Disclosures:
Cash paid for:
Interest, net of amount capitalized	$1,756	$1,395
Noncash transactions:
Surrender of unvested shares of restricted stock	$—	$293

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

    The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six months ended November 27, 1999 are not necessarily indicative of the results to be expected for the full year.

    The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 2000 is a 52-week year ending May 27, 2000 and fiscal year 1999 was a 52-week year ended May 29, 1999.

Note 2. INVENTORIES

	Nov. 27, 1999	May 29, 1999
Raw materials	$1,003	$1,170
Work in process	4,489	4,144
Finished goods	3,207	1,223

Total	$8,699	$6,537

Note 3. PROPERTY, PLANT AND EQUIPMENT

	Nov. 27, 1999	May 29, 1999
Land	$2,190	$2,190
Buildings and grounds	24,451	24,065
Machinery and equipment	83,879	85,563
Construction in progress	1,412	1,618

	111,932	113,436
Less accumulated depreciation	(55,566)	(52,544)

Property, plant and equipment, net	$56,366	$60,892

Note 4. EQUIPMENT LEASE AGREEMENT

    In August 1999, the Company entered into a lease agreement, which allowed for the sale and leaseback of up to $5,000 of manufacturing equipment. As of November 27, 1999, $4,997 of equipment had been sold under this agreement. Resulting gains from these sales are deferred and amortized on a straight-line basis over the life of the lease. The lease is classified as an operating lease in accordance with SFAS No. 13, "Accounting for Leases."

Note 5. NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options outstanding during the period. Incremental shares of 256,271 and 183,002 related to outstanding stock options, were included in the calculations of diluted net income per share for the second quarter and first six months of fiscal year 2000, respectively. As of November 27, 1999, stock options to purchase 188,890 shares had exercise prices above the average market price of the underlying common stock.

    Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding for the period. Stock options to purchase 1,247,302 shares were not included in the net loss per share calculations for the fiscal year 1999 periods, because to do so would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)

    This discussion and analysis is designed to be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in our Report on Form 10-K for the fiscal year ended May 29, 1999.

Results of Operations

Fiscal year

    Our fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 2000 is a 52-week year ending May 27, 2000 and fiscal year 1999 was a 52-week year ended May 29, 1999.

Net Sales

    Our net sales for the second quarter of fiscal year 2000 were $35,882, which represented an increase of 19.5% from net sales of $30,032 in the second quarter of fiscal year 1999. Net sales for the first six months of fiscal year 2000 were $69,980, which represented an increase of 38.4% from net sales of $50,546 in the first six months of fiscal year 1999. Net sales increased in the second quarter and first six months of fiscal year 2000 primarily as a result of higher levels of demand from both new and existing customers. In particular, sales to the communications market segment increased in the second quarter and first six months of fiscal year 2000, compared to the same periods in fiscal year 1999. This increase was a result of rapidly increasing demand for data communications, primarily associated with the growth of the Internet, and increasing use of wireless communications. Net sales in the first six months of fiscal year 1999 included five months of sales from our Loveland manufacturing facility which we closed in October 1998, and six months of sales from our Soladyne manufacturing facility, which we sold in February 1999. See "Restructuring" below.

    Pricing of our products, which had been affected by the electronics industry slowdown beginning late in fiscal year 1998, began to stabilize during the last half of fiscal year 1999 and has remained relatively stable during the first six months of fiscal year 2000. Continued price stability of our products is dependent on a variety of factors including continued strength of customer orders, capacity utilization in the printed circuit board industry, competition from domestic printed circuit board companies and potential future competition from Asian printed circuit board companies.

    Our five largest original equipment manufacturer (OEM) customers represented 69.9% of net sales in the second quarter of fiscal year 2000 and 70.7% of net sales in the second quarter of fiscal year 1999. Our five largest OEM customers represented 73.6% of net sales in the first six months of fiscal year 2000 and 69.3% of net sales in the first six months of fiscal year 1999. Our sales to OEMs include sales made through contract manufacturers. Our sales to contract manufacturers were 48.5% of net sales in the second quarter of fiscal year 2000, 26.0% of net sales in the second quarter of fiscal year 1999, 50.1% of net sales in the first six months of fiscal year 2000 and 24.7% of net sales in the first six months of fiscal year 1999. The loss of one or more of our principal customers or a change in the mix of our product sales could have a material adverse effect on our business, financial condition and results of operations.

    The following table shows for the periods indicated, the percentage of our net sales to the principal end-user markets we serve:

	Three Months Ended				Six Months Ended
	Nov. 27, 1999		Nov. 28, 1998		Nov. 27, 1999		Nov. 28, 1998
Market Segments
Communications	46%	$ 16,432	31%	$ 9,391	49%	$ 33,918	30%	$ 15,316
Computers	25	9,088	33	9,821	24	16,920	32	16,145
Test and Instruments	26	9,242	33	10,055	24	16,957	35	17,733
Other	3	1,120	3	765	3	2,185	3	1,352

Total	100%	$ 35,882	100%	$ 30,032	100%	$ 69,980	100%	$ 50,546

    Our 90-day backlog was approximately $22,500 at November 27, 1999, compared to approximately $18,000 at the end of fiscal year 1999. The level and timing of orders placed by our customers vary due to many factors, including customer attempts to manage inventory, timing of new product introductions and variation in demand for customer products. Accordingly, our backlog is not necessarily indicative of future quarterly or annual financial results.

    We completed the capacity expansion project at our Forest Grove manufacturing facility in May 1999. We also completed the installation in Forest Grove of the manufacturing equipment transferred from the facility we closed in Loveland at the end of December 1999. Our completion of the expansion project and installation of the Loveland equipment added manufacturing capacity and has positioned us to take advantage of increasing customer demand.

Gross Margin

    Our gross margin was 17.2% in the second quarter of fiscal year 2000 and 1.5% in the second quarter of fiscal year 1999. Our gross margin was 17.5% in the first six months of fiscal year 2000 and (13.2)% in the first six months of fiscal year 1999. Gross profit increased in the second quarter and first six months of fiscal year 2000 primarily as a result of higher capacity utilization, a favorable product mix and cost reductions. Gross loss in the first six months of fiscal year 1999 included a $2,118 write-off of inventory related to the restructuring. See "Restructuring" below. Our gross margins may be affected by various factors including product mix, capacity utilization, production yields, price changes and changes in our cost structure.

Engineering

    Our engineering expenses were $1,083 (3.0% of net sales) in the second quarter of fiscal year 2000 and $1,021 (3.4% of net sales) in the second quarter of fiscal year 1999. Our engineering expenses were $2,111 (3.0% of net sales) in the first six months of fiscal year 2000 and $2,047 (4.0% of net sales) in the first six months of fiscal year 1999. Engineering expenses were reduced by approximately $250 in the second quarter of fiscal year 1999 and $650 in the first six months of fiscal year 1999, as a result of our capitalization of engineering labor related to the Forest Grove expansion project. Excluding the effect of capitalization of engineering labor, engineering expenses decreased in the second quarter and first six months of fiscal year 2000 due to reduced headcount resulting from the restructuring. See "Restructuring" below. The decreases as a percentage of sales were a result of a higher level of sales in the first six months of fiscal year 2000.

Selling, General and Administrative

    Our selling, general and administrative expenses were $2,516 (7.0% of net sales) in the second quarter of fiscal year 2000 and $2,109 (7.0% of net sales) in the second quarter of fiscal year 1999. Our selling, general and administrative expenses were $4,891 (7.0% of net sales) in the first six months of fiscal year 2000 and $4,911 (9.7% of net sales) in the first six months of fiscal year 1999. Selling, general and administrative expenses increased in the second quarter of fiscal year 2000 primarily due to an expansion of our sales force and increased commissions, both a result of the continued higher level of sales. These expenses were relatively flat in the comparative six-month periods. While selling, general and administrative expenses increased in the second quarter of fiscal year 2000, these expenses decreased in the first quarter of fiscal year 2000, compared to the first quarter of fiscal year 1999, primarily as a result of reduced headcount resulting from the restructuring. See "Restructuring" below. The decrease as a percentage of sales in the six-month periods was a result of a higher level of sales in the first six months of fiscal year 2000.

Restructuring

    In the first quarter of fiscal year 1999, we announced a restructuring plan to improve our capacity utilization and to lower our cost structure. We closed our Loveland, Colorado facility, reduced approximately 35 employees from administrative, engineering and support functions at our Forest Grove, Oregon location and sold our Soladyne facility in San Diego, California. We sold the Soladyne facility in February 1999. We completed the closure of the Loveland facility in October 1998 and laid off approximately 340 manufacturing and support employees in Loveland. We transferred a portion of the Loveland production and manufacturing equipment to our Forest Grove site, and completed installation of this equipment at the end of December 1999.

    In the third quarter of fiscal year 1999, we reversed $7,109 of the restructuring charge taken in the first quarter of the year. The reversal was the result of a favorable termination of the Loveland facility lease, higher than estimated proceeds from the sale of excess equipment and the sale of the Soladyne facility.

Interest and Other Expense, net

    Our interest and other expense, net was $600 in the second quarter of fiscal year 2000 and $434 in the second quarter of fiscal year 1999. Interest and other expense, net was $1,581 in the first six months of fiscal year 2000 and $924 in the first six months of fiscal year 1999. We capitalized interest related to the Forest Grove capacity expansion of $220 in the second quarter of fiscal year 1999 and $400 in the first six months of fiscal year 1999. No interest was capitalized in fiscal year 2000. Additionally, in the first six months of fiscal year 2000, we incurred finance charges in connection with the restructuring of our senior unsecured notes and certain manufacturing equipment was retired.

Income Taxes

    Our effective tax rate was approximately 39% in the first six months of fiscal year 2000 compared to 38% in 1999. We expect our effective tax rate will be approximately 39% for fiscal year 2000. Based on our net operating losses available for carryforward, we expect to make no cash payments for income taxes for fiscal year 2000.

Liquidity and Capital Resources

    Our cash and short-term investments were $15,847 at November 27, 1999 compared to $13,381 at May 29, 1999. Our working capital increased to $17,745 at November 27, 1999 from $14,322 at May 29, 1999, primarily as a result of increases in cash and inventories.

    Cash provided by operating activities in the first six months of fiscal year 2000 was $6,507. Cash provided by operating activities primarily included net income for the period and adjustments for depreciation and amortization, primarily offset by an increase in inventories. Our inventories increased as a result of a higher level of production in the first six months of fiscal year 2000.

    Cash provided by investing activities in the first six months of fiscal year 2000 was $7,382. Cash provided by investing activities included maturities of short-term investments, net proceeds from the sale-leaseback of equipment and capital expenditures for manufacturing equipment. We have capital commitments of approximately $1,755, primarily for manufacturing equipment.

    Cash used in financing activities in the first six months of fiscal year 2000 was $3,916, which primarily included a principal payment on our senior unsecured notes.

    We have a secured note payable to Tektronix, Inc. with $2,299 outstanding at November 27, 1999. The note bears interest at 7.5% and is payable in annual installments of $1,149 in June 2000 and $1,150 in June 2001.

    We have $36,000 outstanding under a private placement of senior unsecured notes with two insurance companies, with interest payable semi-annually at 7.92%. The notes provide for semi-annual principal payments of $4,000, which began in September 1999, with a final principal payment of $8,000 payable in September 2003.

    In August 1999, we entered into a lease agreement, which allowed us to sell and leaseback up to $5,000 of manufacturing equipment. As of November 27, 1999, we had sold $4,997 of equipment under this agreement. The lease is classified as an operating lease in accordance with SFAS No. 13, "Accounting for Leases."

    We believe our existing capital resources and cash generated from operations should be sufficient to meet our working capital and capital expenditure requirements through at least the next 12 months.

Year 2000 Disclosure

    We developed a program to assess, remediate and test our computer software programs and operating systems, including IT and non-IT systems, to determine their readiness for the Year 2000 (the "Year 2000 Program"). The term "computer software programs and operating systems" includes information technology (IT) systems such as enterprise software, operating systems, networking components, application and data servers, PC hardware, accounting, data processing and other information systems. "Computer software programs and operating systems" also includes systems that are non-IT systems, such as shop-floor control and manufacturing control systems, telephone systems, fax machines, and other miscellaneous systems and equipment.

    We completed the assessment, remediation and testing of our computer software programs and operating systems during 1999. During the testing, we did not experience problems processing data or effecting transactions. As of the date of this filing, we have not experienced any Year 2000 issues with respect to our computer software programs and operating systems.

    We contacted our critical suppliers and performed certain Year 2000 on-site assessments during 1999. We did this to determine whether a Year 2000 disruption could impede our critical suppliers' ability to continue to provide goods and services to us and to determine what actions, if any, we may take in response. Responses from our critical suppliers and results of our on-site assessments indicated that they were Year 2000 compliant. In addition, based on contact with our major customers and given their general size and sophistication, we believed we would not experience material Year 2000 disruptions which would result in loss or postponement of significant orders from them. As of the date of this filing, we have not experienced any Year 2000 disruptions with our critical suppliers or our major customers, or problems in processing orders and billings.

    We believed our most reasonably likely worst-case Year 2000 scenario would relate to problems with the systems of third parties such as (a) infrastructure suppliers (e.g., electricity supply, water and sewer service), and (b) telecommunications and transportation supply channels. As of the date of this filing, we have not experienced difficulties resulting in disruption of service to us from our infrastructure suppliers or our telecommunications and transportation supply channels.

    We spent approximately $428 in addressing Year 2000 issues. The source of these funds was our working capital. We do not expect to incur additional expense in addressing Year 2000 issues.

    While we believe the risk is low, it is early in the year 2000 and there is a possibility that a software program or system Year 2000 compliance failure related to our internal systems and software or those of our critical suppliers or major customers could still occur. In such event, we could be prevented from fulfilling or obtaining customer orders. The lost revenues that would result could have a material adverse effect on our business, results of operations and financial condition. Additionally, our inability to operate our manufacturing facility for any significant period as a result of a Year 2000 compliance failure, or any other Year 2000 compliance failure, if not quickly remedied, could have a material adverse effect on the our business, results of operations and financial condition.

Forward-looking Statements

    Information included in our Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors and other risks that might cause our results to differ significantly from those projected in the forward-looking statements are listed from time to time in our Securities and Exchange Commission reports or otherwise disclosed by us.

    We undertake no obligation to publicly release the results of any revision to our forward-looking statements which may be made to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    To date, we have not used derivative financial instruments for speculative purposes which expose us to market risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Our annual meeting of shareholders was held on September 27, 1999. The only item considered at the meeting was the election of directors. The results of the voting for our nominees for director identified in our Proxy Statement were as follows:

	Votes For	Votes Withheld
Deborah A. Coleman	6,199,652	80,905
Carlene M. Ellis	6,267,347	13,210
Mark R. Hollinger	6,272,482	8,075
William C. McCormick	6,272,562	7,995
Carl W. Neun	6,272,512	8,045
Dr. Koichi Nishimura	6,272,322	8,235
Robert C. Strandberg	6,272,372	8,185

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
The exhibits filed as part of this report are listed below:

Exhibit No.
10.25*	Indemnity Agreement between the Company and Daniel T. Olson as of October 25, 1999
10.26*	Executive Severance Agreement between the Company and Daniel T. Olson as of December 1, 1999
10.27*	Second Amended Executive Severance Agreement between the Company and Deborah A. Coleman as of September 27, 1999
27	Financial Data Schedule

*
This Exhibit constitutes a management contract or compensatory plan or arrangement.

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended November 27, 1999.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of January, 2000.

MERIX CORPORATION
By:	/s/ JANIE S. BROWN Janie S. Brown Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

QuickLinks

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE