Form 10-Q
period 2000-02-26
MERIX CORP
filed 2000-04-11
CIK 921365

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2000

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

(503) 359-9300
(Registrant's telephone number)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock outstanding as of April 3, 2000 was 6,544,319 shares.

MERIX CORPORATION
FORM 10-Q
TABLE OF CONTENTS

		Page
Part I	Financial Information
Item 1.	Financial Statements:
	Balance Sheets as of February 26, 2000 and May 29, 1999	2
	Statements of Operations for the three months and nine months ended February 26, 2000 and February 27, 1999	3
	Statements of Cash Flows for the nine months ended February 26, 2000 and February 27, 1999	4
	Notes to Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	11
Part II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	11
	Signature	12

PART I. FINANCIAL INFORMATION

MERIX CORPORATION

BALANCE SHEETS

(unaudited, in thousands)

	Feb. 26, 2000	May 29, 1999
Assets
Cash and short-term investments	$16,538	$13,381
Accounts receivable, net of allowance of $237	22,014	17,508
Inventories	9,206	6,537
Deferred tax asset	713	713
Other current assets	749	941

Total current assets	49,220	39,080
Property, plant and equipment, net	56,854	60,892
Deferred tax asset	6,608	9,093
Other assets	613	318

Total assets	$113,295	$109,383

Liabilities and Shareholders' Equity
Accounts payable	$13,325	$12,104
Accrued compensation	3,718	2,512
Current portion of long-term debt	9,149	8,000
Other accrued liabilities	2,242	2,142

Total current liabilities	28,434	24,758
Long-term debt	29,150	34,299

Total liabilities	57,584	59,057
Shareholders' equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding 2000: 6,510 shares, 1999: 6,370 shares	46,689	45,194
Unearned compensation	—	(3)
Retained earnings	9,022	5,135

Total shareholders' equity	55,711	50,326

Total liabilities and shareholders' equity	$113,295	$109,383

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Feb. 26, 2000	Feb. 27, 1999	Feb. 26, 2000	Feb. 27, 1999
Net sales	$39,674	$30,503	$109,654	$81,050
Cost of sales	32,144	25,273	89,885	82,471

Gross profit (loss)	7,530	5,230	19,769	(1,421)

Operating expenses:
Engineering	1,158	1,010	3,269	3,058
Selling, general and administrative	2,983	2,121	7,874	7,032
Restructuring expense (benefit)	—	(6,129)	—	21,750

Total operating expense (benefit)	4,141	(2,998)	11,143	31,840
Operating income (loss)	3,389	8,228	8,626	(33,261)
Interest and other expense, net	(673)	(329)	(2,254)	(1,252)

Income (loss) before income taxes	2,716	7,899	6,372	(34,513)
Income tax (expense) benefit	(1,059)	(3,002)	(2,485)	13,115

Net income (loss)	$1,657	$4,897	$3,887	$(21,398)

Net income (loss) per share
Basic	$0.26	$0.78	$0.60	$(3.43)

Diluted	$0.24	$0.77	$0.58	$(3.43)

Shares used in per share calculations
Basic	6,467	6,291	6,428	6,245

Diluted	6,820	6,350	6,667	6,245

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	February 26, 2000	February 27, 1999
Cash flows from operating activities:
Net income (loss)	$3,887	$(21,398)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,129	6,125
Deferred income taxes	2,485	(13,115)
Amortization of unearned compensation	3	42
Restructuring charge	—	16,798
Contribution of common stock to 401(k) plan	894	608
Other	266	31
Changes in assets and liabilities:
Accounts receivable	(4,506)	6,634
Inventories	(2,669)	3,807
Other current assets	192	940
Accounts payable	1,221	1,471
Accrued compensation	1,206	212
Other accrued liabilities	271	2,464

Net cash provided by operating activities	9,379	4,619

Cash flows from investing activities:
Capital expenditures	(7,315)	(12,922)
Short-term investments: purchases	—	(11,016)
maturities	7,507	9,546
Net proceeds from sale-leaseback of equipment	4,492	—
Proceeds from sale of assets	171	4,504

Net cash provided by (used in) investing activities	4,855	(9,888)

Cash flows from financing activities:
Principal payments on long-term debt	(4,000)	(2,230)
Proceeds from exercise of stock options	432	—
Reacquired common stock	(2)	(2)

Net cash used in financing activities	(3,570)	(2,232)

Increase (decrease) in cash and cash equivalents	10,664	(7,501)
Cash and cash equivalents at beginning of period	5,874	15,430

Cash and cash equivalents at end of period	16,538	7,929
Short-term investments	—	8,939

Cash and short-term investments at end of period	$16,538	$16,868

Supplemental disclosures:
Cash paid for interest, net of amount capitalized	$1,756	$1,367
Noncash transactions:
Tax benefit related to stock-based compensation	$171	$5
Surrender of unvested shares of restricted stock	—	337

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

    The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine months ended February 26, 2000 are not necessarily indicative of the results to be expected for the full year.

    The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 2000 is a 52-week year ending May 27, 2000 and fiscal year 1999 was a 52-week year ended May 29, 1999.

Note 2. INVENTORIES

	Feb. 26, 2000	May 29, 1999
Raw materials	$1,594	$1,170
Work in process	4,281	4,144
Finished goods	3,331	1,223

Total	$9,206	$6,537

Note 3. PROPERTY, PLANT AND EQUIPMENT

	Feb. 26, 2000	May 29, 1999
Land	$2,190	$2,190
Buildings and grounds	24,685	24,065
Machinery and equipment	85,102	85,563
Construction in progress	1,466	1,618

	113,443	113,436
Less accumulated depreciation	(56,589)	(52,544)

Property, plant and equipment, net	$56,854	$60,892

Note 4. NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options outstanding during the period. Incremental shares of 352,669 and 59,072 related to outstanding stock options, were included in the calculations of diluted net income per share for the for the three months ended February 26, 2000 and February 27, 1999, respectively. Incremental shares of 239,557 related to outstanding stock options, were included in the calculation of diluted net income per share for the nine months ended February 26, 2000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)

    This discussion and analysis should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in our Report on Form 10-K for the fiscal year ended May 29, 1999.

Results of Operations

Fiscal year

    Our fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 2000 is a 52-week year ending May 27, 2000 and fiscal year 1999 was a 52-week year ended May 29, 1999.

Net Sales

    Our net sales for the third quarter of fiscal year 2000 were $39,674, which represented an increase of 30.1% from net sales of $30,503 in the third quarter of fiscal year 1999. Net sales for the first nine months of fiscal year 2000 were $109,654, an increase of 35.3% from net sales of $81,050 in the first nine months of fiscal year 1999. Net sales in the first nine months of fiscal year 1999 included five months of sales from our Loveland manufacturing facility, which we closed in October 1998, and nine months of sales from our Soladyne manufacturing facility, which we sold in February 1999. See "Restructuring" below. Net sales increased in the third quarter and first nine months of fiscal year 2000 primarily as a result of higher levels of demand from new and existing customers as the electronic equipment industry recovered from the downturn of 1998. Sales to the communications market segment increased in the third quarter and first nine months of fiscal year 2000, compared to the same periods in fiscal year 1999, as a result of rapidly increasing demand for data communications, primarily associated with the growth of the Internet, and in the use of wireless communications.

    Pricing of our products, which had been affected by the electronics industry slowdown beginning late in fiscal year 1998, began to stabilize during the last half of fiscal year 1999 and has remained relatively stable during the first nine months of fiscal year 2000. In recent months we have seen increased customer demand and an increased customer focus on the availability of capacity rather than product price. Continued price stability of our products is dependent on a variety of factors including continued strength of customer orders, capacity utilization in the printed circuit board industry, competition from domestic printed circuit board companies and potential future competition from Asian printed circuit board companies.

    Our five largest original equipment manufacturer (OEM) customers represented 67.2% of net sales in the third quarter of fiscal year 2000 and 68.2% of net sales in the third quarter of fiscal year 1999. Our five largest OEM customers represented 68.1% of net sales in the first nine months of fiscal year 2000 and 66.7% of net sales in the first nine months of fiscal year 1999. Our sales to OEMs include sales made through contract manufacturers. Our sales to contract manufacturers were 58.7% of net sales in the third quarter of fiscal year 2000, 32.0% of net sales in the third quarter of fiscal year 1999, 53.2% of net sales in the first nine months of fiscal year 2000 and 27.4% of net sales in the first nine months of fiscal year 1999. The loss of one or more of our principal customers or a change in the mix of our product sales could have a material adverse effect on our business, financial condition and results of operations.

    The following table shows for the periods indicated, the percentage of our net sales to the principal end-user markets we serve:

					Nine Months Ended
	Three Months Ended
					February 26, 2000		February 27, 1999
	February 26, 2000		February 27, 1999
Market Segments
Communications	52%	$20,560	46%	$13,977	50%	$54,478	36%	$29,293
Computers	22	8,964	35	10,530	23	25,884	33	26,675
Test and Measurement	23	9,115	14	4,371	24	26,072	27	22,104
Other	3	1,035	5	1,625	3	3,220	4	2,978

Total	100%	$39,674	100%	$30,503	100%	$109,654	100%	$81,050

    Our 90-day backlog was approximately $28,600 at February 26, 2000, compared to approximately $18,000 at the end of fiscal year 1999. The level and timing of orders placed by our customers vary due to many factors, including customer attempts to manage inventory, changes in customers' manufacturing strategies and variation in demand for customer products. Accordingly, our backlog is not necessarily indicative of future quarterly or annual financial results.

Gross Margin

    Our gross margin was 19.0% in the third quarter of fiscal year 2000 and 17.1% in the third quarter of fiscal year 1999. Our gross margin was 18.0% in the first nine months of fiscal year 2000 and (1.8)% in the first nine months of fiscal year 1999. Gross margin in the first nine months of fiscal 1999 was negatively affected by a $1.1 million write-off of inventory related to the restructuring discussed below. In addition, because of the downturn in the electronic equipment industry in 1998, our capacity utilization in the first nine months of fiscal 1999 was significantly below our historical capacity utilization levels.

    Gross profit increased in the third quarter and first nine months of fiscal year 2000 primarily as a result of higher capacity utilization, a favorable product mix and cost reductions. Our product mix was favorable because we produced a greater number of advanced technology printed circuit board and quick-turn circuit boards, which provide significantly higher gross margins. Our cost reductions consisted of higher production yields, manufacturing process improvements and lower raw material costs. Our gross margins may be affected by various factors including product mix, capacity utilization, production yields, price changes and changes in our cost structure.

Engineering

    Our engineering expenses were $1,158 (2.9% of net sales) in the third quarter of fiscal year 2000 and $1,010 (3.3% of net sales) in the third quarter of fiscal year 1999. Our engineering expenses were $3,269 (3.0% of net sales) in the first nine months of fiscal year 2000 and $3,058 (3.8%) of net sales in the first nine months of fiscal year 1999. Engineering expenses were reduced by approximately $650 in the first nine months of fiscal year 1999, as a result of our capitalization of engineering labor related to the Forest Grove expansion project. Excluding the effect of capitalization of engineering labor, engineering expenses decreased in first nine months of fiscal year 2000 due to reduced headcount resulting from the restructuring discussed below.

Selling, General and Administrative

    Selling, general and administrative expenses were $2,983 (7.5% of net sales) in the third quarter of fiscal year 2000 and $2,121 (7.0% of net sales) in the third quarter of fiscal year 1999. Selling, general and administrative expenses were $7,874 and (7.2% of net sales) in the first nine months of fiscal year

2000 and $7,032 (8.7% of net sales) in the first nine months of fiscal year 1999. The increase in selling expenses in the fiscal year 2000 periods, resulting from a larger sales force and higher commissions on greater net sales, was offset by a decrease in general and administrative costs primarily due to reduced headcount resulting from the restructuring discussed below.

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

Interest and Other Expense, net

    Interest and other expense, net was $673 in the third quarter of fiscal year 2000 and $329 in the third quarter of fiscal year 1999. Interest and other expense, net was $2,254 in the first nine months of fiscal year 2000 and $1,252 in the first nine months of fiscal years 1999. We capitalized interest related to the Forest Grove capacity expansion of $185 in the third quarter of fiscal year 1999 and $584 in the first nine months of fiscal year 1999. No interest was capitalized in the fiscal year 2000 periods. Additionally, in the first nine months of fiscal year 2000, we incurred finance charges in connection with the restructuring of our senior unsecured notes and retired manufacturing equipment.

Income Taxes

    Our effective tax rate was approximately 39% in the first nine months of fiscal year 2000 compared to 38% in 1999. We expect our effective tax rate will be approximately 39% for fiscal year 2000. Based on our net operating losses available for carryforward, we expect to make no cash payments for income taxes for fiscal year 2000.

    The Internal Revenue Service has examined our federal income tax returns for fiscal years 1995, 1996 and 1997. Their proposed adjustments are principally related to the timing of deductions. We are currently appealing some of their proposed adjustments. We expect the resolution of these issues to result in the payment of previously deferred federal and state income taxes and interest on these taxes becoming currently payable. The tax and interest payments could range from $1.5 million to $2.5 million, but will not impact income tax expense.

Liquidity and Capital Resources

    As of February 26, 2000, we had $16,538 in cash and cash equivalents and $29,150 of long-term debt.

    Cash provided by operating activities in the first nine months of fiscal year 2000 was $9,379. Cash provided by operating activities consisted primarily of net income for the period and adjustments for depreciation and amortization, primarily offset by increases in accounts receivable and inventories. Our accounts receivable and inventories increased as a result of a higher level of sales and production in the first nine months of fiscal year 2000.

    Cash provided by investing activities in the first nine months of fiscal year 2000 was $4,855. Cash provided by investing activities included maturities of short-term investments and net proceeds from the sale-leaseback of equipment offset by capital expenditures for manufacturing equipment. We have capital commitments of approximately $5,200 primarily for manufacturing equipment. See "Subsequent Events" below.

    Cash used in financing activities in the first nine months of fiscal year 2000 was $3,570, which primarily consisted of a principal payment on our senior unsecured notes.

    We have a secured note payable to Tektronix, Inc. with $2,299 outstanding at February 26, 2000. The note bears interest at 7.5% and is payable in annual installments of $1,149 in June 2000 and $1,150 in June 2001.

    We have $36,000 outstanding under a private placement of senior unsecured notes with two insurance companies, with interest payable semi-annually at 7.92%. The notes provide for semi-annual principal payments of $4,000 in September and March, with a final principal payment of $8,000 payable in September 2003.

    We have a lease agreement, which allows us to sell and leaseback up to $5,000 of manufacturing equipment. As of February 26, 2000, we had sold $4,997 of equipment under this agreement. The lease is classified as an operating lease in accordance with SFAS No. 13, "Accounting for Leases."

    We believe our existing capital resources and cash generated from operations, together with the proceeds from the offering referred to below, should be sufficient to meet our working capital and capital expenditure requirements through at least the next 12 months.

Subsequent Events

    In March 2000, we obtained an $8.0 million unsecured line of credit from a bank. We have not made any borrowings under this line of credit to date.

    On March 16, 2000, we filed a registration statement for the sale of approximately 3,000,000 shares of common stock. We are offering 2,000,000 shares and a selling shareholder is offering an additional 1,000,000 shares. We intend to use the net proceeds of this offering to purchase new equipment and expand our production capacity and for working capital and other general corporate purposes. We may also use some of the proceeds to acquire other companies, technologies or assets that complement our business, although we have no agreements or understandings relating to any of these transactions.

    In March 2000, we announced that over the next two fiscal years, we intend to increase our plant capacity through the addition of new equipment and square footage to our Forest Grove facility, at a cost of approximately $25.0 million. We expect to fund this expansion with a combination of the proceeds from offering referred to above, internally generated funds and lease financing.

Forward-looking Statements

    Information included in our Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors and other risks that might cause our results to differ significantly from those projected in the forward-looking statements are listed from time to time in our Securities and Exchange Commission reports, including the registration statement we filed on March 16, 2000, or otherwise disclosed by us.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
The exhibits filed as part of this report are listed below:

Exhibit No.
10.28	Executive Severance Agreement between the Company and Anaya K. Vardya, dated as of January 18, 2000, incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-3, (Registration No. 333-32616)
10.29	Indemnity Agreement between the Company and Anaya K. Vardya as of December 20, 1999, incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-3, (Registration No. 333-32616)
10.30	Promissory Note dated January 27, 2000 between the Company and U.S. Bank National Association
27	Financial Data Schedule
(b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended February 26, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of April 2000.

MERIX CORPORATION
By:	/s/ JANIE S. BROWN Janie S. Brown Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

QuickLinks

MERIX CORPORATION FORM 10-Q TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE