Form 10-K
period 2000-05-27
MERIX CORP
filed 2000-08-17
CIK 921365

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 27, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23818

MERIX CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-1135197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1521 Poplar Lane, Forest Grove, Oregon	97116
(Address of principal executive offices)	(Zip Code)

(503) 359-9300
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
Series A Preferred Stock Purchase Rights

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 3, 2000 was $440.0 million based upon the composite closing price of the Registrant's Common Stock on the Nasdaq National Market System on that date.

    The number of shares of the Registrant's Common Stock outstanding as of August 3, 2000 was 8,996,844 shares.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement in connection with its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

MERIX CORPORATION
FORM 10-K

PART I

ITEM 1.  BUSINESS.

    In this report, the terms "Merix," "Company," "we," "us," and "our" refer to Merix Corporation. We are a leading manufacturer of technologically advanced electronic interconnect solutions for use in sophisticated electronic equipment. Our principal products are complex multilayer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. We focus on providing our solutions to manufacturers of technologically advanced electronic products within selected high growth segments of the electronics industry, including communications, computing, and test and measurement. We provide our customers with an integrated interconnect manufacturing solution that includes quick-turn prototypes, pre-production and volume production of printed circuit boards and backplanes and backplane assemblies. Our major and emerging customers include leading original equipment manufacturers, or OEMs, and contract manufacturers in the electronics industry.

    We were incorporated in March 1994 to succeed to the business conducted by the Circuit Board Division of Tektronix. All of the business of the Circuit Board Division of Tektronix, together with $17.5 million in cash, was transferred to us immediately prior to the consummation of our initial public offering in May 1994 in exchange for 6,000,000 shares of our common stock. Tektronix continues to own 506,500 shares of common stock and a note in the principal amount of $10.0 million, of which $1.2 million remained outstanding as of the date of this report.

Industry Overview

    Printed circuit boards consist of patterns of electrical circuitry etched from copper that has been laminated on a board of insulating material. They are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. Printed circuit boards are customized for specific electronic applications and are sold to OEMs and contract manufacturers in volumes that range from several units for prototypes to small quantities for pre-production to large quantities for volume production. Quick-turn prototypes are used in the design, test and launch phases of new electronic products and require rapid manufacturing, with delivery times ranging from as little as 24 hours to as long as 10 days. Larger volumes of printed circuit boards are needed as a product progresses past the testing and design phases and into pre-production and then volume production.

    Printed circuit boards are used in virtually all electronic equipment from consumer products, such as personal computers, cellular telephones and televisions, to high-end commercial electronic equipment, such as data communication routers and switches, wireless base stations, computer workstations and network servers. Typically, printed circuit boards used in consumer electronic products are less technologically sophisticated, employing lower layer counts and lower performance materials and requiring less manufacturing sophistication than printed circuit boards used in high-end commercial equipment.

    High-end commercial equipment manufacturers require more complex multilayer interconnect solutions with advanced materials, narrow line widths and separations of copper traces, precision cavities and small diameter vias and through-holes to connect internal circuitry. We manufacture complex multilayer printed circuit boards primarily for use in high-end commercial equipment within the communications, computing and test and measurement segments of the electronics industry. These industry segments are characterized by high growth, rapid technological change and short product life-cycles as OEMs continually develop new and technologically superior products.

    Manufacturing increasingly sophisticated electronic interconnect products requires substantial investment in advanced production facilities, engineering and manufacturing expertise and process technology. These capital and technology requirements have led to consolidation in recent years, reducing the number of printed circuit board manufacturers in the United States from approximately 950 in 1992 to approximately 650 in 1999. Despite this consolidation, the printed circuit board market remains fragmented, and we expect consolidation to continue. Of the approximately 650 printed circuit board manufacturers in the United States in 1999, only ten independent manufacturers had revenues in excess of $100 million, and these manufacturers comprised 52% of the domestic printed circuit board market.

    There are several significant trends within the electronic interconnect industry. These include:

    Increasing Complexity of Electronic Equipment.  The increasing complexity of electronic equipment drives technological advancements in interconnect products. OEMs are continually designing more complex and high performance electronic equipment, which requires printed circuit boards that accommodate higher speeds, component densities, frequencies and operating temperatures. We believe this trend is increasing the demand for interconnect manufacturers with superior manufacturing process techniques and engineering support.

    Expanding and Emerging Markets.  The demand for more complex multilayer printed circuit boards is being driven by the expansion of traditional markets for high-end commercial electronic equipment, such as computing, communications and test and measurement. In addition, we have seen the emergence of several new high growth electronic markets, such as wireless communications and Internet infrastructure. These emerging markets are growing rapidly as a result of technological changes, demands for wider variety of electronic product features, greater bandwidth and increasingly powerful electronic components.

    Shorter Product Life-Cycles for Electronic Products.  Rapid advances in technology have significantly shortened the life-cycles of complex electronic products and placed increased pressure on OEMs to develop new products in shorter periods of time. The time-to-market demands of OEMs have increased emphasis on the engineering and quick-turn production of small unit volumes of printed circuit boards in the prototype development stage. In addition, the success of first-to-market products has heightened the demand for manufacturing expertise and process controls that enable manufacturers to quickly proceed to volume production.

    Increased Demand for Integrated Products and Services.  The accelerated time-to-market and time-to-volume needs of OEMs of high-end equipment have resulted in increased collaboration with interconnect providers that can offer design and engineering support and manufacturing scalability throughout the product life-cycle. Many OEMs are limiting their vendor base to a smaller number of technically qualified providers that are able to offer a broad range of interconnect products and services.

Products and Services

    We offer a broad range of products and services designed to meet our customers' needs for complex multilayer printed circuit boards, backplanes and backplane assemblies. Our products and services span the period from product conception through volume production and include the following:

    Design Assistance and Engineering Services.  We provide design assistance and engineering services in the early stages of product development to ensure that mechanical and electrical elements are integrated to achieve a high quality and cost-effective product. We also evaluate customer designs for manufacturability and, when appropriate, recommend design changes to reduce manufacturing costs and lead times or increase manufacturing yields and the quality of finished printed circuit boards. We believe this cooperative process shortens the time in transition from the development of the prototype design to volume manufacturing and facilitates the delivery of high quality products in a timely fashion.

By working closely with our customers throughout the design and manufacturing process, we gain insight into their future product requirements.

    Quick-Turn Prototype and Pre-Production Services.  We produce quick-turn prototypes with lead times of three to fifteen days for the product development groups of our customers. We also produce prototypes in pre-production quantities with lead times of ten to fifteen days for these customers. We offer volume production and prototypes within the same facility. By using the same processing lines to manufacture prototypes, our prototypes more accurately represent our volume products. This allows us to shorten the time in transition from the development of prototype designs to volume manufacturing and facilitates the volume delivery of high quality complex printed circuit boards in a timely fashion.

    Volume Production.  Volume production is characterized by standard lead times of seven to eight weeks, as printed circuit boards move to full-scale commercial production. At this stage of production, quality, on-time delivery, process capability and price are the factors most important to our customers. Our engineering capability enables us to produce, in volume, technologically sophisticated printed circuit boards of 34 layers utilizing high performance materials and leading edge fabrication techniques. In addition, our manufacturing process controls enable us to meet the accelerated time-to-market and time-to-volume requirements of our customers. Our proprietary computer-integrated manufacturing system tracks shop-floor production in real time, delivering critical information to every decision point using online statistical process control tools and helps us analyze and continually improve our products and processes.

    Backplanes and Backplane Assemblies.  We produce backplanes and provide backplane assemblies to our customers. Backplanes are generally larger and thicker printed circuit boards on which connectors are mounted to interconnect printed circuit boards, integrated circuits and other electronic components. Backplane assemblies are printed circuit boards on which various electronic components, such as integrated circuits, capacitors, microprocessors and resistors, have been mounted. In addition to providing backplane fabrication and assembly services, we also perform radio frequency testing services to evaluate the performance of backplane circuits across a spectrum of frequencies.

Markets and Customers

    The following table shows, for the periods indicated, the percentage of our net sales to the principal market segments we serve:

	Fiscal Years
	2000	1999	1998
Market Segments:
Communications	51.7%	37.9%	26.2%
Computing	21.3	32.8	27.9
Test and Measurement	24.2	25.4	42.1
Other	2.8	3.9	3.8

Total	100.0%	100.0%	100.0%

    Our five largest OEM customers during fiscal 2000 were Cisco Systems, Intel, Motorola, Tektronix and Teradyne. Our five largest OEM customers comprised 67.5%, 67.8% and 75.1% of our net sales during fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, Cisco Systems, Motorola and Teradyne each accounted for more than 10% of our net sales. Cisco Systems, Hewlett-Packard, Motorola and Tektronix each accounted for more than 10% of our net sales in fiscal 1999. Hewlett-Packard, Motorola and Tektronix each accounted for more than 10% of our net sales in fiscal 1998. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could reduce our revenues.

    We also manufacture and sell our products to contract manufacturers that assemble components on our products for resale to OEMs. Approximately 54.8%, 31.2% and 23.7% of our net sales were through our contract manufacturing customers in fiscal 2000, 1999 and 1998, respectively.

Sales and Marketing

    We market our products through a field-based direct sales force, field application engineers, manufacturers' representative firms and customer service personnel. We employ field application engineers in regions across the U.S, who serve as the technical interface between Merix and customers' design engineering teams. Our field application engineers integrate into the customers' design teams as technical experts, providing information and modeling data to assure that the final printed circuit board design meets electrical performance requirements, cost goals, and design guidelines for manufacturability. We are also represented by independent manufacturers' representative firms in the United States.

    Our sales force develops close relationships with our OEM customers beginning at the earliest development and design phases and continuing throughout all stages of production. In addition, because contract manufacturers are increasingly being given discretionary authority from OEMs to award business to printed circuit board manufacturers, we also target contract manufacturers as well as OEMs and leverage our relationships with OEMs to access new business with contract manufacturers.

Supplier Relationships

    We have entered into strategic relationships with certain suppliers of laminates, raw materials and services to reduce lead times and inventory carrying costs, enhance the quality and reliability of the supply of raw materials and reduce transportation and other logistics costs. For example, Matsushita Electronics Materials, a key laminate supplier, operates a factory producing standard and high performance laminates adjacent to our facility. Isola Laminate Systems Corp., another laminate supplier, utilizes an independent warehouse distribution center adjacent to our facility to offer just-in-time delivery of high-performance raw materials. In addition, Mania Technologie, Inc. USA provides on-site electrical test services at our facility.

    We rely on our suppliers for laminates and raw materials, which may not timely meet our supply demands. We order raw materials and laminates to complete our customers' purchase orders. Although we work with our customers and suppliers to minimize the impact of shortages in materials, we have occasionally experienced short-term effects due to price fluctuations and delayed shipments. If a significant shortage of raw materials or laminates were to occur, our operating results would be materially adversely affected. We also depend on a small number of suppliers for many of the raw materials and laminates that we use in our business. If we were unable to continue to purchase these raw materials and laminates from our suppliers, our operating results would be materially adversely affected.

Manufacturing and Technology

    The increasing complexity of electronic products has driven technological advancements in interconnect products and has placed increasingly more difficult demands on the manufacturing process. We have invested in production technology to manufacture dense multilayer printed circuit boards utilizing advanced fabrication processes and high performance materials in volume production. We employ numerous advanced manufacturing techniques and systems, including dry-film imaging, automated optical inspection, computer controlled lamination, computer controlled drilling and routing, multi-purpose metal plating, photoimageable solder mask processing, dual-access electrical testing and surface coating. Our execution of these techniques enables us to manufacture complex printed circuit boards of consistent quality in high-volume and on a timely basis.

    In general, we receive circuit designs directly from our customers in the form of computer data files, which we review to ensure data accuracy and product manufacturability. Using these computer files, we generate images of the circuit patterns that we develop on individual layers using advanced photographic processes. Through a variety of plating and etching processes, we selectively add and remove conductive materials forming horizontal layers of thin traces or circuits, which are separated by insulating material. A finished multilayer printed circuit board laminates together a number of layers of circuitry, using intense heat and pressure under vacuum. Vertical connections between layers are achieved by plating through small holes called vias. Vias are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy. We specialize in high layer printed circuit boards with extremely fine geometries and tolerances. Because of the tolerances involved, we use clean rooms in certain manufacturing processes where tiny particles might otherwise create defects on the circuit patterns and use automated optical inspection systems to ensure consistent quality.

    To organize and track our orders, materials and processes, we have developed a proprietary computer-integrated manufacturing system called the Computer On-Line Loading and Tracking system. This system tracks all phases and aspects of shop-floor production in real time, delivering crucial information to every decision point using online statistical process control tools.

    We were chosen to participate in the Advanced Embedded Passive Technology Consortium sponsored by the National Center for Manufacturing Sciences. This consortium was designed to develop new materials, tools and manufacturing techniques for embedding the majority of passive electrical devices, such as resistors and capacitors, into the structure of a printed circuit board. This new technology should reduce costs and space requirements and improve the reliability and performance of many electrical devices. We believe our participation in this project will help us maintain our technology leadership and provide us with additional funding for our engineering research in this area of interconnect product development.

Competition

    We believe our major competitors are the large U.S. and international independent producers that also manufacture multilayer printed circuit boards and provide backplane and other electronic assemblies, such as Honeywell, Multek (a division of Flextronics International Ltd.), Sanmina, Tyco International and Viasystems. We believe our ability to compete successfully depends upon a number of factors, including our responsiveness to customers in delivery and service, our technological capability, our product quality and our pricing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Affecting Business and Results of Operations."

Backlog

    Our 90-day backlog was approximately $35.4 million at the end of fiscal 2000, $18.0 million at the end of fiscal 1999 and $15.8 million at the end of fiscal 1998. A substantial portion of our backlog is typically scheduled for delivery within 60 days.

    The level and timing of orders placed by our customers vary due to a number of factors, including customer attempts to manage inventory, changes in customer manufacturing strategies and variations in demand for customer products. Because we do not generally obtain long-term purchase orders or commitments from our customers, we must anticipate the future volume of orders based on discussions with our customers. We rely on our estimates of anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A customer may cancel, reduce or delay orders that were previously made or anticipated. A significant portion of our backlog at any time may be subject to cancellation or postponement without penalty. We may not be able to timely replace canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could lead to under-utilization of our installed capacity and harm our results of operations.

Patents and Other Intellectual Property

    Although we seek to protect certain proprietary technology and other intangible assets through patents, we have relatively few patents and believe our business depends on our effective execution of fabrication techniques and our ability to improve our manufacturing processes to meet evolving industry standards. In addition, because manufacturing printed circuit boards requires our employees to have sufficient know-how to operate advanced equipment and to conduct sensitive and complicated manufacturing processes, we depend to a large extent on training, recruiting and retaining these employees.

Environmental Matters

    We are required to comply with federal, state, county and municipal regulations regarding protection of the environment. Printed circuit board manufacturing requires the use of a variety of materials, including metals and chemicals. As a result, we are subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as air quality regulations. Water used in the manufacturing process must be treated to remove heavy metals and neutralized before it can be discharged into the municipal sanitary sewer system. We operate and maintain effluent water treatment systems and utilize approved laboratory testing procedures at our manufacturing facility under effluent discharge permits issued by authorized governmental agencies. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. Certain waste materials and byproducts generated by our manufacturing processes are sent to approved third parties for recycling, reclamation, treatment or disposal. We believe our environmental management complies with environmental protection requirements in all material respects.

Employees

    As of July 22, 2000 we had a total of 1,233 employees, of which 1,139 were regular employees and 94 were temporary agency employees. None of our employees is represented by a labor union. We have never experienced an employee-related work stoppage. We believe our relationship with our employees is good.

Executive Officers

    The following table sets forth certain information with respect to our executive officers:

Executive Officers	Age	Position
Mark R. Hollinger	42	Chief Executive Officer, President and Director
Terri L. Timberman	42	Senior Vice President and Chief Administrative Officer
Janie S. Brown	55	Vice President and Chief Financial Officer
Daniel T. Olson	45	Vice President-Sales and Marketing
Anaya K. Vardya	37	Vice President-Operations

    Mark R. Hollinger has served as Chief Executive Officer since September 1999 and as President since May 1999. Mr. Hollinger was elected to the Board of Directors in May 1999. Mr. Hollinger joined Merix in September 1997 as Senior Vice President of Operations and served as Chief Operating Officer from August 1998 to September 1999. Prior to joining Merix, he spent three years as Vice President of Operations at Continental Circuits Corporation. His experience also includes more than a decade at IBM, where he served in a variety of positions including PCB Manufacturing Superintendent.

    Terri L. Timberman has served as Senior Vice President and Chief Administrative Officer since August 1998. Ms. Timberman served as Vice President-Human Resources from the inception of Merix until August 1998. Ms. Timberman joined the Circuit Board Division of Tektronix, Inc. in February 1994. From 1992 until joining Merix, Ms. Timberman served in various human resource management positions for Tektronix.

    Janie S. Brown has served as Vice President and Chief Financial Officer since August 1998 and Treasurer since September 1997. Ms. Brown served as Corporate Controller from June 1995 until August 1998. From September 1982 until joining Merix, Ms. Brown held various positions, including audit partner, with Deloitte & Touche LLP.

    Daniel T. Olson has served as Vice President-Sales and Marketing since October 1999. From 1992 to April 1999, Mr. Olson held various positions, including Director of Strategic Business for the Electronics Business Group of MacDermid, Inc. From 1982 to 1991, Mr. Olson served in a number of sales roles, including National Sales Manager, for Olin Corporation.

    Anaya K. Vardya has served as Vice President of Operations since December 1999. Mr. Vardya joined Merix in October 1997 as Director of Forest Grove Operations. Prior to joining Merix, Mr. Vardya was the Corporate Development Manager for Continental Circuits Corporation from November 1994 to October 1997. From 1985 to 1994, Mr. Vardya held a number of positions with IBM, including Engineering Manager for IBM's Austin, Texas facility.

ITEM 2.  PROPERTIES.

    We manufacture all of our products on our 73-acre Forest Grove campus, which includes approximately 215,000 square foot of manufacturing facilities and a 62,500 square foot training and administration facility. Our manufacturing facility is ISO 9002 certified, and we use total quality management systems to meet the highest industry standards for product quality.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capacity Expansion."

ITEM 3.  LEGAL PROCEEDINGS.

    We are not currently involved, nor have we ever been, in any threatened or pending litigation. From time to time we may be involved in litigation arising in the normal course of our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    We did not submit any matters to a vote of our stockholders during the fourth quarter of fiscal year 2000.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock is traded on the Nasdaq National Market under the symbol "MERX." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal year 2000:
Quarter 4	$30.38	$14.88
Quarter 3	22.87	9.93
Quarter 2	14.25	9.25
Quarter 1	11.38	5.69
Fiscal year 1999:
Quarter 4	$7.00	$4.75
Quarter 3	7.00	3.00
Quarter 2	7.13	2.50
Quarter 1	12.38	4.00

    As of August 3, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $49.88 per share. As of August 3, 2000, there were approximately 78 shareholders of record and approximately 3,900 beneficial shareholders of our common stock.

    We currently intend to retain any earnings for use in our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. We have never declared or paid any cash dividends on our capital stock. In the future, the decision to pay any cash dividends will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as our Board of Directors, in its sole discretion, may consider relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

	2000	1999	1998	1997	1996
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$155,872	$113,982	$178,620	$156,184	$155,634
Net income (loss)	7,458	(20,681)	2,138	321	12,793
Basic net income (loss) per share	$1.13	$(3.30)	$0.35	$0.05	$2.10
Diluted net income (loss) per share	$1.08	$(3.30)	$0.34	$0.05	$1.98
Balance Sheet Data:
Working capital	$73,540	$14,322	$40,755	$45,586	$34,841
Total assets	159,306	109,383	135,168	130,449	111,170
Long-term debt, less current portion	25,150	34,299	40,000	42,390	26,670
Shareholders' equity	101,731	50,326	70,191	67,416	66,353

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

    We are a leading manufacturer of technologically advanced electronic interconnect solutions for use in sophisticated electronic equipment. Our principal products are complex multilayer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems.

    Our fiscal year consists of either the 52 or 53-week period ending on the last Saturday in May. Fiscal years 2000, 1999 and 1998 were 52-week years. For convenience, all of our fiscal years are presented as ended on May 31.

Results of Operations (Dollars in thousands)

    Results of operations information in dollars and as a percentage of net sales are as follows:

	Years Ended May 31,			Percentage of Net Sales
	2000	1999	1998	2000	1999	1998
Net sales	$155,872	$113,982	$178,620	100.0%	100.0%	100.0%
Cost of sales	125,456	110,534	151,100	80.5	97.0	84.6

Gross profit	30,416	3,448	27,520	19.5	3.0	15.4
Operating expenses:
Engineering	4,488	4,100	5,854	2.9	3.6	3.3
Selling, general and administrative	11,184	9,045	14,266	7.2	7.9	8.0
Restructuring	—	21,750	1,878	—	19.1	1.0

Total operating expenses	15,672	34,895	21,998	10.1	30.6	12.3

Operating income (loss)	14,744	(31,447)	5,522	9.4	(27.6)	3.1
Interest income	922	912	1,432	0.6	0.8	0.8
Interest expense	(3,052)	(2,906)	(3,313)	(2.0)	(2.5)	(1.8)
Other income (expense), net	(386)	85	(290)	(0.2)	0.1	(0.2)

Income (loss) before taxes	12,228	(33,356)	3,351	7.8	(29.2)	1.9
Income tax (expense) benefit	(4,770)	12,675	(1,213)	(3.0)	11.1	(0.7)

Net income (loss)	$7,458	$(20,681)	$2,138	4.8%	(18.1)%	1.2%

Comparison of Fiscal Years 2000 and 1999

Net Sales

    Our net sales were $155.9 million in fiscal 2000, an increase of 36.8% from net sales of $114.0 million in fiscal 1999. The increase in net sales was primarily the result of higher levels of demand from new and existing customers as the electronic equipment industry recovered from the downturn of 1998. Additionally, as a result of a favorable sales mix, including increased levels of advanced technology printed circuit boards and quick-turn printed circuit boards, our average selling prices rose in the latter half of fiscal 2000. In the last half of fiscal 2000, we began to experience increased customer demand and an increased customer focus on the availability of capacity rather than product price. Future product pricing is dependent on a variety of factors including continued strength of customer orders, capacity utilization in the printed circuit board industry, competition from domestic printed circuit board companies and potential future competition from Asian printed circuit board companies. Net sales in fiscal 1999 included five months of sales from our Loveland manufacturing facility ($11.9 million), which we closed in October 1998, and nine months of sales from our Soladyne manufacturing facility ($5.6 million), which we sold in February 1999.

    Sales in the communications market segment increased in dollars and as a percentage of sales in fiscal 2000 compared to fiscal 1999 as a result of continued strong demand for data communications, primarily associated with the growth of the Internet, and increasing use of wireless communications. See "Business—Markets and Customers."

    Our five largest OEM customers represented 67.5% of net sales in fiscal 2000 and 67.8% of net sales in fiscal 1999. Our sales to OEMs include sales made through contract manufacturers. Our sales to contract manufacturers were 54.8% of net sales in fiscal 2000 and 31.2% of net sales in fiscal 1999. Three customers each accounted for more than 10% of our net sales in fiscal 2000, and four customers each accounted for more than 10% of our net sales in fiscal 1999. See "Business—Markets and Customers and—Backlog."

Gross Profit

    Gross profit as a percentage of net sales, or gross margin, was 19.5% in fiscal 2000 and 3.0% in fiscal 1999. Gross profit increased in fiscal 2000 primarily as a result of higher capacity utilization, a favorable product mix and cost reductions. In the latter half of fiscal 2000, we began to experience high capacity utilization rates due to increased demand, particularly from our customers in the data communications and wireless communications markets. Our product mix was favorable because we produced a greater number of advanced technology printed circuit boards and quick-turn printed circuit boards, which provide significantly higher gross margins. Our cost reductions consisted of higher production yields, manufacturing process improvements and lower raw material costs because of better supplier arrangements. Gross margin in fiscal 1999 was negatively affected by a $1.1 million write-off of inventory related to the restructuring discussed below. In addition, because of the downturn in the electronic equipment industry in 1998, our capacity utilization in fiscal 1999 was significantly below our historical capacity utilization levels.

Engineering

    Our engineering expenses were $4.5 million and $4.1 million in fiscal 2000 and fiscal 1999, respectively, representing 2.9% and 3.6% of our net sales in those periods. Engineering expenses were reduced in fiscal 1999 as a result of the capitalization of $650,000 in engineering labor expenses related to the Forest Grove expansion project. These costs are being amortized over approximately seven years, commencing in fiscal 1999.

Selling, General and Administrative

    Our selling, general and administrative expenses were $11.2 million and $9.0 million in fiscal 2000 and fiscal 1999, respectively, representing 7.2% and 7.9% of our net sales in those periods. The increase in selling, general and administrative expenses in fiscal 2000 was primarily attributable to increased selling expenses resulting from a larger sales force and higher commissions on greater net sales, and to a lesser extent, increased general and administrative expenses generally resulting from the growth of the Company.

Restructuring

    In the first quarter of fiscal 1999, we implemented a restructuring plan designed to improve capacity utilization and lower our cost structure. We closed our Loveland, Colorado facility in October 1998 and laid off approximately 340 manufacturing and support employees located there, sold our Soladyne facility in San Diego, California and laid off approximately 35 employees from administrative, engineering and support functions at our Forest Grove, Oregon location. We also transferred a portion of the manufacturing equipment used in the Loveland facility to our Forest Grove site. Installation of the manufacturing equipment was completed in December 1999.

    In the third quarter of fiscal 1999, we reversed $7.1 million of the restructuring expense taken in the first quarter of fiscal 1999, primarily because lease termination costs at Loveland were $3.1 million less than we had anticipated, we were able to realize a higher value on inventory that we had previously written down and we realized $2.8 million more from the sale of equipment than we had expected. We also spent less on severance benefits than we expected.

Interest Income

    Interest income remained relatively flat at $922,000 in fiscal 2000 compared to $912,000 in fiscal 1999.

Interest Expense

    Interest expense increased to $3.1 million in fiscal 2000 from $2.9 million in fiscal 1999. The increase resulted from capitalizing interest of approximately $584,000 in fiscal 1999, partially offset by lower interest expense in fiscal 2000. The capitalized interest related to the Forest Grove expansion project and is being amortized over approximately seven years, commencing in fiscal 1999. The lower interest expense in fiscal 2000 resulted from $8.0 million of principal payments made during the year.

Other Income (Expense), Net

    Other income (expense), net, was $(386,000) in fiscal 2000, and $85,000 in fiscal 1999. In fiscal 2000, we incurred finance charges of $75,000 in connection with the restructuring of our senior unsecured notes and retired manufacturing equipment. In addition, during 1999, we received a settlement payment.

Income Taxes

    Our effective tax rate was approximately 39% in fiscal 2000 compared to 38% in fiscal 1999. We expect our effective tax rate for fiscal 2001 to approximate 39%. The net operating losses we incurred in fiscal 1999 were carried forward to offset our taxable income for fiscal 2000.

    The Internal Revenue Service has examined our federal income tax returns for fiscal years 1995, 1996 and 1997. Their proposed adjustments are principally related to the timing of deductions. We are currently appealing some of their proposed adjustments. We expect the resolution of these issues to result in the payment of previously deferred federal and state income taxes plus interest on these taxes. These tax and interest payments could range from $1.5 million to $2.5 million. These payments are not expected to affect income tax expense.

Comparison of Fiscal Years 1999 and 1998

Net Sales

    Our net sales were $114.0 million in fiscal 1999, a decrease of 36.2% from net sales of $178.6 million in fiscal 1998. The decrease in net sales in fiscal 1999 was primarily a result of lower unit sales and lower average selling prices, which resulted from a general electronic equipment industry downturn, pricing pressures in the printed circuit board industry, excess customer inventories, the closure of our Loveland manufacturing facility in October 1998 and the sale of our Soladyne manufacturing facility in February 1999.

    Our five largest OEM customers comprised 67.8% of our net sales in fiscal 1999, compared to 75.1% in fiscal 1998. Our sales to OEMs include sales made through contract manufacturers.

Approximately 31.2% of our net sales were through contract manufacturers in fiscal 1999 compared to 23.7% in fiscal 1998. Four customers each accounted for more than 10% of our net sales in fiscal 1999, and three customers each accounted for more than 10% of our net sales in fiscal 1998.

Gross Profit

    Our gross margin was 3.0% in fiscal 1999 and 15.4% in fiscal 1998. The decrease in gross margin resulted from lower capacity utilization, lower product pricing, and the effect of the $1.1 million net write-down of inventory related to our restructuring expense. Our gross margin began to improve in the last half of fiscal 1999, primarily as a result of increased sales of higher margin products, increased capacity utilization of our Forest Grove manufacturing facility, lower costs as a result of headcount reductions from our restructuring in fiscal 1999, and other cost reduction actions, such as higher production yields, manufacturing process improvements and lower raw materials costs.

Engineering

    Our engineering expenses were $4.1 million in fiscal 1999 and $5.9 million in 1998, respectively, representing 3.6% and 3.3% of our net sales in those periods. The decrease in engineering expenses resulted from reduced headcount, cost controls and the capitalization of approximately $650,000 of dedicated engineering labor related to our Forest Grove expansion project during fiscal 1999, which is being amortized over approximately seven years, commencing in fiscal 1999.

Selling, General and Administrative

    Selling, general and administrative expenses were $9.1 million and $14.3 million in fiscal 1999 and fiscal 1998, respectively, representing 7.9% and 8.0% of our net sales in those periods. The absolute decrease in selling, general and administrative expenses was as a result of reduced headcount resulting from our restructurings in fiscal 1998 and fiscal 1999, cost controls and reduced selling expenses as a result of lower net sales.

Restructuring

    As discussed above, we incurred a net restructuring expense of $22.9 million in fiscal 1999. In the second quarter of fiscal 1998, we recorded a $1.9 million charge for the costs associated with a restructuring plan undertaken to improve our profitability, which included a work force reduction, the write-off of manufacturing equipment and other miscellaneous costs. All liabilities associated with the 1998 restructuring plan were paid in the third quarter of fiscal 1998.

Interest Income

    Interest income declined to $912,000 in fiscal 1999 from $1.4 million in fiscal 1998 primarily because we had lower levels of cash, cash equivalents and short-term investments during fiscal 1999.

Interest Expense

    Interest expense declined to $2.9 million in fiscal 1999 from $3.3 million in fiscal 1998 primarily because we capitalized interest of approximately $584,000 related to the Forest Grove expansion project in fiscal 1999, which is being amortized over approximately seven years, commencing in fiscal 1999.

Other Income (Expense), Net

    Other income (expense), net, was $85,000 in fiscal 1999, as compared to ($290,000) in fiscal 1998. In fiscal 1999, we received a settlement payment and ceased amortizing goodwill for our Loveland,

Colorado facility, which was written off in connection with the restructuring in fiscal 1999. This positively affected our other income (expense), net in fiscal 1999.

Income Taxes

    Our effective tax rate was approximately 38% in fiscal 1999 compared to 36% in 1998. Our effective rate for fiscal 1999 was higher than our effective tax rate in fiscal 1998 because in fiscal 1998 we received a rebate of excess Oregon state income taxes collected in prior years.

Liquidity and Capital Resources

    As of May 31, 2000, we had $61.6 million in cash and cash equivalents. In May 2000, we completed a public offering of 3,450,000 shares of our common stock (the Offering). The Offering included 2,300,000 shares sold by the Company and 1,150,000 million shares sold by a shareholder of the Company, and resulted in net proceeds to the Company of approximately $41.3 million.

    Cash provided by operating activities in fiscal 2000 was $20.1 million. Cash provided by operating activities consisted primarily of net income for the period and adjustments for depreciation and amortization and deferred income taxes, offset principally by increases in accounts receivable and inventories. Deferred income taxes decreased primarily as a result of the utilization of net operating losses in fiscal 2000. Accounts receivable and inventories increased as a result of a higher level of sales and production in fiscal 2000.

    Cash provided by investing activities in fiscal 2000 was $1.4 million. Cash provided by investing activities primarily included maturities of short-term investments and net proceeds from the sale-leaseback of equipment, offset by capital expenditures for manufacturing equipment. We had capital commitments of approximately $10.1 million as of May 31, 2000, primarily for manufacturing equipment.

    Cash provided by financing activities in fiscal 2000 was $34.2 million, which primarily consisted of proceeds from the sale of common stock in the Offering and proceeds from the exercise of stock options, offset by a principal payment on our senior unsecured notes.

    In August 1999, we entered into a lease agreement, which allowed us to sell and leaseback up to $5.0 million of manufacturing equipment. As of May 31, 2000, we had sold approximately $5.0 million of equipment under this agreement. Gains resulting from these sales were deferred and are amortized on a straight-line basis over the life of the lease. The lease is classified as an operating lease in accordance with SFAS No. 13, "Accounting for Leases."

    We have a secured note payable to Tektronix with $2.3 million outstanding at May 31, 2000, which bears interest at 7.5% per year. A principal payment of $1.1 million was made in June 2000 and $1.2 million is payable in June 2001.

    We have $32.0 million outstanding under 7.9% senior unsecured notes held by two insurance companies, with interest payable semi-annually. Semi-annual principal payments of $4.0 million began in September 1999, with a final principal payment of $8.0 million due in September 2003. The notes contain certain financial covenants, including minimum net worth, debt ratio and interest coverage and a make-whole provision covering potential prepayment penalties. As of May 31, 2000, we were in compliance with all covenants.

    In March 2000, we obtained an $8.0 million unsecured line of credit from a bank, which expires in February 2001. Borrowings under this line of credit would bear interest at the bank's prime rate or alternative LIBOR based rates available at the time of borrowing. To date, we have not made any borrowings under this line of credit.

Capacity Expansion

    In the third quarter of fiscal 1998, we initiated an expansion plan to increase our production capacity and our technological capabilities. By the end of fiscal 1999, we had completed the first phase of the expansion plan, which included converting non-manufacturing space to manufacturing space and adding new equipment, at a cost of approximately $20.0 million. By December 1999, we had completed the second phase of the expansion plan, which included transferring equipment from our Loveland facility to Forest Grove with an installation cost of approximately $2.0 million. In March 2000, we announced the third phase of our expansion plan, which is expected to increase our plant capacity through the addition of new equipment and square footage at our Forest Grove facility, at a cost of approximately $25.0 million. We expect this expansion to increase our production capacity by approximately 30%. A portion of this new capacity is expected to be completed in the fall of 2000, with the full project expected to be completed in late spring 2001.

    In July 2000, we announced a further capacity expansion which will include a new 90,000 square foot leased facility located in the Portland, Oregon metropolitan area, which is expected to increase our production capacity by approximately 75%. A portion of this capacity will be completed in late 2001, with the full capacity expected to be available in the summer of 2003. Upon the completion of this expansion project and the expansion project announced in March 2000, we expect that our manufacturing facilities will be able to support a revenue run rate of approximately $380.0 to $400.0 million annually. We expect to fund our expansion projects with a combination of the proceeds from the Offering, internally generated funds and lease financing.

    Our planned capacity expansions involve significant risks. For example, we may encounter construction delays, equipment delays, labor shortages or disputes and production start-up problems that could prevent us from meeting our customers' delivery schedules. We also expect to incur new fixed operating expenses associated with our expansion efforts, including increases in depreciation expenses and lease expenses. If our revenues do not increase sufficiently to offset these expenses, our operating results may be harmed. In addition, the electronics industry has historically been cyclical and subject to significant economic downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. The electronics industry is likely to experience recessionary periods in the future. Unfavorable economic conditions affecting the electronics industry in general, or any of our major customers, may affect our ability to successfully utilize our additional manufacturing capacity in an effective manner, which could adversely affect our operating results.

    We believe that our existing capital resources and cash generated from operations should be sufficient to meet our working capital and capital expenditure requirements through at least the next 12 months.

Risk Factors Affecting Business and Results of Operations

    This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could," "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks described below and those listed from time to time in our other Securities and Exchange Commission reports or otherwise disclosed by us. These factors may cause our actual results to differ materially from any forward-looking statement.

    Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report, to conform them to actual results or to changes in our expectations.

Because a small number of customers account for a substantial portion of our revenue, our revenue could decline if we lose a major customer or if a major customer demands less of our products or cancels or delays orders.

    Historically, we have derived a significant portion of our revenue from a limited number of customers. Our top five OEM customers represented 67.5%, 67.8% and 75.1% of our net sales in fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, Cisco Systems, Motorola, and Teradyne each accounted for more than 10% of our net sales. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could reduce our revenues.

If economic conditions decrease demand for electronic products or adversely affect the market for electronic products, we could experience reduced sales and lower gross margins.

    Our business depends on the electronics industry, which is subject to intense competition, rapid technological change, short product life cycles and pricing and margin pressures. When these factors adversely affect our customers, we may suffer similar effects. Our customers are primarily manufacturers in the communications, computing and test and measurement segments of the electronics industry. At any time, our customers can discontinue or modify products containing components manufactured by us. This discontinuance or modification could adversely affect our results of operations.

    In addition, the electronics industry has historically been cyclical and subject to significant economic downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. For example, the economic downturn in Asia in 1998 had a negative effect on the prices of electronic products as demand for electronic products and components declined and price competition escalated. The electronic industry is likely to experience recessionary periods in the future. The economic conditions affecting the electronics industry, in general, or any of our major customers, in particular, may adversely affect our operating results.

If we lose key personnel, we could experience reduced sales, delayed product development and diversion of management resources.

    Our success depends largely on the continued contributions of our key management, engineering, sales and marketing and professional services personnel, many of whom would be difficult to replace. We do not have employment or non-compete agreements with our key personnel. If one or more members of our senior management were to resign, the loss of personnel could result in loss of sales, delays in new product development and diversion of management resources. We do not maintain "key man" insurance policies on any of our personnel and do not require our personnel to enter into non-competition agreements with us.

If we are not able to retain or attract employees with sufficient know-how to conduct our manufacturing processes, we may not be able to maintain or increase our production output and quality.

    Manufacturing printed circuit boards requires employees with sufficient know-how to operate advanced equipment and to conduct sensitive and complicated manufacturing processes. There is intense competition for these types of employees. We have been successful in attracting and retaining a sufficient number of these employees in our operations to date. In the future, we may not be able to attract and retain a sufficient number of these employees for our existing operations or our planned expanded operations.

Our quarterly operating results may fluctuate significantly.

    Our quarterly results of operations have varied in the past and may vary significantly in the future for a variety of reasons, including the following:

  •
  price and product competition;

  •
  the timing and volume of our customers' orders;

  •
  changes in the mix of products we sell;

  •
  the levels at which we utilize our manufacturing capacity;

  •
  our level of experience in manufacturing a particular product;

  •
  difficulties we may face integrating acquired operations;

  •
  costs associated with adding new geographical locations or expanding our facilities;

  •
  manufacturing process yields;

  •
  raw material availability; and

  •
  shortages of experienced labor.

    Each of these factors has had in the past, and may have in the future, an adverse effect on our quarterly operating results. In addition, a significant portion of our operations expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfalls may magnify the adverse impact of such revenue shortfalls on our results of operations. As a result, our operating results may vary significantly from one quarter to the next.

Acquisitions may be costly and difficult to integrate, divert management resources or dilute shareholder value.

    As part of our business strategy, we may make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or production capacity or that may otherwise offer growth opportunities.

    In connection with these acquisitions or investments, we could:

  •
  issue stock that would dilute our current shareholders' percentage ownership;

  •
  incur debt and assume liabilities; and

  •
  incur amortization expenses related to goodwill and other intangible assets or incur large and immediate write-offs.

    Future acquisitions also could pose numerous additional risks to our operations, including:

  •
  problems integrating the purchased operations, technologies or products;

  •
  unanticipated costs;

  •
  diversion of management's attention from our core business;

  •
  adverse effects on existing business relationships with suppliers and customers;

  •
  entering markets in which we have no or limited prior experience; and

  •
  potential loss of key employees, particularly those of the purchased organization.

    We may not be able to complete one or more acquisitions or integrate the operations, products or personnel gained through any such acquisition without a material adverse effect on our business, financial condition and results of operations.

Competition in the market for electronic interconnect solutions is intense, and could reduce our sales and prevent us from achieving or maintaining profitability.

    The market for electronic interconnect solutions is intensely competitive, highly fragmented and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. We believe our major competitors are the large United States and international independent captive producers that also manufacture multilayer printed circuit boards and provide backplane and other electronic assemblies, such as Honeywell, Multek (a division of Flextronics International Ltd.), Sanmina, Tyco International and Viasystems. New and emerging technologies may result in new competitors entering our market.

    Many of our competitors and potential competitors have a number of significant advantages over us, including:

  •
  significantly greater financial, technical, marketing and manufacturing resources;

  •
  preferred vendor status with our existing and potential customers;

  •
  greater name recognition; and

  •
  larger customer bases.

    In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than us. We must continually develop improved manufacturing processes to meet our customers' needs for complex products, and our basic interconnect technology is generally not subject to significant proprietary protection. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively. During recessionary periods in the electronics industry, our competitive advantages in the areas of providing an integrated manufacturing solution and responsive customer service may be of reduced importance to our customers which may become more price sensitive.

    We believe price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the printed circuit board markets in which we compete. While historically our competitors in these locations have primarily competed in less technologically advanced markets, they continue to expand their technology to include higher technology printed circuit board. These competitors may gain market share in the market for higher technology printed circuit boards, which may have a material adverse effect on the pricing of our products and our gross margin and cause our sales to decrease.

We are subject to a variety of environmental laws.

    We are required to comply with all federal, state, county and municipal regulations regarding protection of the environment. Electronic interconnect product manufacturing requires the use of a variety of materials, including metals and chemicals. Water used in the printed circuit board manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. As a result, we are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the storage, use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing processes. Although we believe our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to our facilities or operations. We may be responsible for the cleanup of any contamination discovered at our current and former manufacturing facilities and could be subject to revocation of permits necessary to conduct our business. Further, we can not assure you that additional environmental matters will not arise in the future at sites where no problem is currently known or at sites that we may acquire in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    We do not currently use derivative financial instruments for speculative purposes that expose us to market risk. We are exposed to fair value risk due to changes in interest rates with respect to our outstanding debt. Information required by this item is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 6 of Notes to Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Merix Corporation:

    In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Merix Corporation at May 27, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                      PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
June 22, 2000, except for Note 15,
which is as of July 28, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Merix Corporation:

    We have audited the accompanying balance sheet of Merix Corporation as of May 29, 1999 and the related statements of operations, shareholders' equity, and cash flows for the years ended May 29, 1999 and May 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Merix Corporation as of May 29, 1999, and the results of its operations and its cash flows for the years ended May 29, 1999 and May 30, 1998 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Portland, Oregon
June 25, 1999

MERIX CORPORATION

BALANCE SHEETS

(In thousands)

	May 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$61,615	$5,874
Short-term investments	—	7,507
Accounts receivable, net of allowance of $337 and $237, respectively	19,446	15,784
Accounts receivable—affiliates	650	1,724
Inventories	9,440	6,537
Deferred tax asset	10,046	713
Other current assets	487	941

Total current assets	101,684	39,080
Property, plant and equipment, net	57,011	60,892
Deferred tax asset	—	9,093
Other assets	611	318

Total assets	$159,306	$109,383

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,371	$12,104
Accrued compensation	3,819	2,512
Current portion of long-term debt	9,149	8,000
Income taxes payable	227	—
Other accrued liabilities	2,578	2,142

Total current liabilities	28,144	24,758
Long-term debt	25,150	34,299
Deferred tax liability	4,281	—

Total liabilities	57,575	59,057

Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding 2000: 8,875 shares, 1999: 6,370 shares	89,138	45,194
Unearned compensation	—	(3)
Retained earnings	12,593	5,135

Total shareholders' equity	101,731	50,326

Total liabilities and shareholders' equity	$159,306	$109,383

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended May 31,
	2000	1999	1998
Net sales	$155,872	$113,982	$178,620
Cost of sales	125,456	110,534	151,100

Gross profit	30,416	3,448	27,520

Operating expenses:
Engineering	4,488	4,100	5,854
Selling, general and administrative	11,184	9,045	14,266
Restructuring	—	21,750	1,878

Total operating expenses	15,672	34,895	21,998

Operating income (loss)	14,744	(31,447)	5,522
Interest income	922	912	1,432
Interest expense	(3,052)	(2,906)	(3,313)
Other income (expense), net	(386)	85	(290)

Income (loss) before taxes	12,228	(33,356)	3,351
Income tax (expense) benefit	(4,770)	12,675	(1,213)

Net income (loss)	$7,458	$(20,681)	$2,138

Net income (loss) per share:
Basic	$1.13	$(3.30)	$0.35

Diluted	$1.08	$(3.30)	$0.34

Shares used in per share calculations:
Basic	6,574	6,269	6,194

Diluted	6,911	6,269	6,272

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock
			Unearned Compensation	Retained Earnings
	Shares	Amount			Total
Balance at May 31, 1997	6,167	$44,360	$(622)	$23,678	$67,416
Net income				2,138	2,138
Exercise of stock options	55	525			525
Tax benefit related to stock-based compensation		122			122
Amortization of unearned compensation			122		122
Shares surrendered or canceled	(19)	(382)	250		(132)

Balance at May 31, 1998	6,203	44,625	(250)	25,816	70,191
Net loss				(20,681)	(20,681)
Stock issued under defined contribution plan	184	907			907
Amortization of unearned compensation			(90)		(90)
Shares surrendered or canceled	(17)	(338)	337		(1)

Balance at May 31, 1999	6,370	45,194	(3)	5,135	50,326
Net income				7,458	7,458
Exercise of stock options	103	871			871
Stock issued under defined contribution plan	102	1,252			1,252
Tax benefit related to stock-based compensation		507			507
Amortization of unearned compensation			3		3
Proceeds from sale of common stock, net	2,300	41,314			41,314

Balance at May 31, 2000	8,875	$89,138	$—	$12,593	$101,731

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended May 31,
	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$7,458	$(20,681)	$2,138
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,964	8,081	10,261
Deferred income taxes	4,041	(12,400)	2,479
Amortization of unearned compensation	3	(90)	122
Restructuring charge	—	16,798	1,149
Contribution of common stock to defined contribution plan	1,252	912	—
Other	686	169	68
Changes in assets and liabilities:
Accounts receivable	(2,588)	4,296	2,353
Inventories	(2,903)	4,258	(2,153)
Income tax refund receivable	—	759	1,671
Other current assets	454	1,513	(637)
Accounts payable	267	1,520	573
Accrued compensation	1,307	—	(572)
Income taxes payable	227	—	—
Other accrued liabilities	943	(1,044)	(582)

Net cash provided by operating activities	20,111	4,091	16,870

Cash flows from investing activities:
Capital expenditures	(10,754)	(15,914)	(18,466)
Short-term investments:
Purchases	—	(11,016)	(13,500)
Maturities	7,507	10,978	14,591
Net proceeds from sale-leaseback of equipment	4,492	—	—
Proceeds from sale of assets	200	4,537	507
Other assets	—	—	(1,306)

Net cash provided by (used in) investing activities	1,445	(11,415)	(18,174)

Cash flows from financing activities:
Principal payments on long-term borrowings	(8,000)	(2,230)	(121)
Exercise of stock options	873	—	525
Proceeds from sale of common stock, net	41,314	—	—
Reacquired common stock	(2)	(2)	(207)

Net cash provided by (used in) financing activities	34,185	(2,232)	197

Increase (decrease) in cash and cash equivalents	55,741	(9,556)	(1,107)
Cash and cash equivalents at beginning of year	5,874	15,430	16,537

Cash and cash equivalents at end of year	$61,615	$5,874	$15,430

Supplemental Disclosures:
Cash paid for:
Interest, net of amounts capitalized	$3,182	$2,951	$3,116
Noncash transactions:
Tax benefit related to stock-based compensation	507	(5)	122
Surrender of unvested shares of restricted stock	—	337	175

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

    Merix Corporation (the Company or Merix), an Oregon corporation, was formed in March 1994 to succeed the business conducted by the Circuit Board Division of Tektronix, Inc. (Tektronix). In May 1994, the Company acquired the assets and assumed certain liabilities of the division in connection with the initial public offering of its common stock and began to operate as an independent corporation.

Business

    The Company is a leading manufacturer of technologically advanced electronic interconnect solutions for use in sophisticated electronic equipment. The Company's principal products are complex multilayer printed circuit boards, which are the basic platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The Company provides solutions to original equipment manufacturers and contract manufacturers in various segments of the electronics industry, including the communications, computer and test and measurement segments. The Company provides its customers with a broad range of products and services including quick-turn prototypes, volume and pre-production of printed circuit boards as well as backplanes and backplane assemblies.

Fiscal Year

    The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 2000 was a 52-week year ended May 27, fiscal year 1999 was a 52-week year ended May 29 and fiscal year 1998 was a 52-week year ended May 30. For convenience, all of the Company's fiscal years are presented as ended on May 31.

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

Balance Sheet Financial Instruments: Fair Values

    The carrying amounts reported in the balance sheet for short-term investments, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt approximates its fair value because the related interest rates are comparable to rates currently available to the Company for debt with similar terms and maturities.

Cash and Cash Equivalents

    Cash and cash equivalents are comprised of cash in banks and highly liquid investments with maturities of three months or less when purchased.

Short-Term Investments

    The Company classifies securities at acquisition into one of three categories: held to maturity, available for sale, or trading. At May 31, 1999, all of the Company's investments with original maturities of more than 90 days were classified as held to maturity and were valued at amortized cost.

Inventories

    Inventories are valued at the lower of cost or market and include materials, labor and manufacturing overhead. Cost is determined on the first-in, first-out (FIFO) basis.

Property and Depreciation

    Property, plant and equipment is carried at cost less accumulated depreciation. Costs of improvements, including capitalized interest, are capitalized. Depreciation is calculated based on the estimated useful lives of depreciable assets as follows: 40 years for buildings, 10 to 20 years for grounds and 3 to 10 years for machinery and equipment, and is provided using the straight-line method.

Long-lived Assets

    The Company's long-lived assets are reviewed for impairment when circumstances indicate that the carrying amount may not be recoverable. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized.

Goodwill

    The cost of goodwill was amortized on the straight-line basis over the estimated period benefited of 15 years. Goodwill amortization for fiscal years 2000, 1999, and 1998 was $0, $41 and $167, respectively.

Revenue Recognition

    Revenue from product sales is recognized at the time of shipment, net of sales returns. Service revenue is recognized as services are provided.

Engineering Expense

    Expenditures for engineering of products and manufacturing processes are expensed as incurred.

Warranty

    The Company generally warrants its products for a period of up to four months from shipment. Accordingly, a provision for the estimated cost of the warranty is recorded upon shipment.

Net Income (Loss) Per Share

    Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options outstanding during the period. Incremental shares, related to outstanding stock options of 337,279 and 78,501 for fiscal years 2000 and 1998, were included in the calculations of diluted net income per share.

    Diluted loss per share is computed using the weighted average number of shares of common stock outstanding for the period. Stock options to purchase 1,260,890 shares were not included in the net loss per share calculation for the fiscal year 1999, because to do so would have been antidilutive. Of the stock options outstanding at May 31, 2000, 191,261 had exercise prices above the average market price of the underlying common stock for fiscal year 2000.

Comprehensive Income (Loss)

    The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" which establishes requirements for disclosure of comprehensive income (loss) in financial statements. Comprehensive income (loss) as defined, includes all changes in equity during a period from non-owner sources. The Company has not had any transactions that are required to be reported in comprehensive income (loss) in the periods presented, except for net income (loss).

Income Taxes

    The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Segment Reporting

    The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131) in fiscal year 1999. Based on definitions contained within SFAS 131, the Company has determined that it operates within one segment. Additionally, the Company has no material revenues from foreign customers outside the United States and has no long-lived assets outside the United States. See Note 12 for information regarding significant customers.

Stock-Based Compensation

    The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"

(APB No. 25) and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the exercise price of the instrument granted and the fair value of the underlying stock.

Recent Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires changes in the derivative's fair value to be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a material impact on its financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101), and further amended it to defer the effective date. The Company is required to adopt the provisions of SAB 101 in the fourth quarter of fiscal 2001. The Company does not expect the adoption of SAB 101 to have a material impact on its financial statements.

    In March 2000, the FASB issued FASB Interpretation No. 44, (FIN 44) which provides interpretive guidance on several implementation issues related to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company is required to adopt the provisions of FIN 44 in the first quarter of fiscal 2001. The Company does not expect the adoption of FIN 44 to have a material impact on its financial statements.

Note 2.  RESTRUCTURING

    In the first quarter of fiscal 1999, the Company implemented a restructuring plan designed to improve capacity utilization and lower its cost structure. The Company closed its Loveland, Colorado facility in October 1998 and laid off approximately 340 manufacturing and support employees located there, sold its Soladyne facility in San Diego, California and laid off approximately 35 employees from administrative, engineering and support functions at its Forest Grove, Oregon location. The Company also transferred a portion of the manufacturing equipment used in the Loveland facility to its Forest Grove site. Installation of the manufacturing equipment was completed in December 1999.

    In the third quarter of fiscal 1999, the Company reversed $7,109 of the restructuring expense taken in the first quarter of fiscal 1999, primarily because lease termination costs at Loveland were $3,059 less than the Company had anticipated, the Company was able to realize a higher value on inventory that it had previously written down, and the Company realized $2,826 more from the sale of equipment than it had expected. The Company also spent less on severance benefits than it expected.

    The components of the restructuring expense, and the subsequent reversal, were as follows:

	Restructuring Charge	Reversal	Adjusted Restructuring Charge
Non-cash charges:
Write-down and write-off of manufacturing equipment	$15,672	$(2,826)	$12,846
Write-off of goodwill and intangible assets	3,952	—	3,952

	19,624	(2,826)	16,798
Cash charges:
Severance benefits	2,801	(372)	2,429
Lease termination costs	4,758	(3,059)	1,699
Other costs	696	128	824

	8,255	(3,303)	4,952

Total restructuring expense	27,879	(6,129)	21,750
Write-off of inventory, included in cost of sales	2,118	(980)	1,138

Total	$29,997	$(7,109)	$22,888

    Cash proceeds from asset sales of $4.8 million are reflected in the amounts shown above for write-down and write-off of manufacturing equipment and inventory. All cash payments for severance benefits, lease termination costs and other costs related to the restructuring expense were paid in fiscal 1999. As of May 31, 1999, there were no outstanding liabilities associated with the restructuring plan.

    In the second quarter of fiscal year 1998, the Company recorded a $1,878 charge for the costs associated with a restructuring plan undertaken to improve the Company's profitability, which included a work force reduction, the write-off of certain manufacturing equipment and other miscellaneous costs. All liabilities associated with the restructuring plan were paid in the third quarter of fiscal 1998.

Note 3.  CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable and investments. In total, eight customers represented approximately 73% of the trade accounts receivable balance at May 31, 2000, individually ranging from 5% to 19%. The risk in trade accounts receivable is limited due to the creditworthiness of companies comprising the Company's customer base and their dispersion across many different sectors of the electronics industry and geographies. The Company has not had significant losses related to its accounts receivable in the past. The risk in investments is limited due to the creditworthiness of investees comprising the portfolio and the diversity of the portfolio. The Company does not believe that at May 31, 2000, it had any significant credit risks.

Note 4.  INVENTORIES

	May 31,
	2000	1999
Raw materials	$805	$1,170
Work in process	4,552	4,144
Finished goods	4,083	1,223

Total	$9,440	$6,537

Note 5.  PROPERTY, PLANT AND EQUIPMENT

	May 31,
	2000	1999
Land	$2,190	$2,190
Buildings and grounds	26,721	24,065
Machinery and equipment	86,319	85,563
Construction in progress	177	1,618

Total	115,407	113,436
Accumulated depreciation	(58,396)	(52,544)

Property, plant and equipment, net	$57,011	$60,892

Note 6.  LONG-TERM DEBT

	May 31,
	2000	1999
Senior unsecured notes	$32,000	$40,000
Note payable to Tektronix	2,299	2,299

Total	34,299	42,299
Less current portion	(9,149)	(8,000)

Long-term debt	$25,150	$34,299

    The Company has a secured note payable to Tektronix, Inc. with $2,299 outstanding at May 31, 2000, which bears interest at 7.5%. A principal payment of $1,149 was made in June 2000 and $1,150 is payable in June 2001.

    At May 31, 2000, the Company has $32,000 outstanding under a private placement of senior unsecured notes with two insurance companies, with interest payable semi-annually at 7.92%. The notes provide for semi-annual principal payments of $4,000, which commenced in September 1999 with a final principal payment of $8,000 payable in September 2003. The notes contain certain financial covenants, including minimum net worth, debt ratio and interest coverage and a make-whole provision covering potential prepayment penalties. As of May 31, 2000, the Company was in compliance with all covenants.

    In March 2000, the Company obtained an $8,000 unsecured line of credit from a bank, which expires in February 2001. Borrowings under this line of credit would bear interest at the bank's prime rate or alternative LIBOR based rates available at the time of borrowing. To date, no borrowings have been made under this line of credit.

    Future principal payments of long-term debt are as follows: 2001, $9,149; 2002, $9,150; 2003, $8,000; and 2004, $8,000.

Note 7.  LEASE AGREEMENT

    In August 1999, the Company entered into a lease agreement, which allowed for the sale and leaseback of up to $5,000 of manufacturing equipment. As of May 31, 2000, the Company had sold and leased back $4,997 of equipment under this agreement. Gains resulting from these sales were deferred and are amortized on the straight-line basis over the life of the lease. The lease is classified as an operating lease in accordance with SFAS No. 13, "Accounting for Leases."

Note 8.  STOCK-BASED COMPENSATION PLAN

    The Company has a 1994 Stock Incentive Plan (the 1994 Plan) for employees, consultants and directors of the Company. The 1994 Plan, as amended, covers 2,100,000 shares of common stock and permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock and cash bonus rights, restricted stock awards and performance based awards to employees, independent contractors and consultants. A committee of the Board of Directors has the authority to determine non-qualified stock option prices. To date, all options have been granted at the fair market value of the stock at the date of grant. The 1994 Plan provides for automatic option grants to directors not affiliated with Merix or Tektronix of 20,000 shares at the time first elected to the board and 5,000 shares annually thereafter. The options generally become exercisable ratably over a four-year period beginning one year after the date of grant and expire five to ten years from the date of grant.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

    A summary of non-qualified stock option activity is as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 31, 1997	1,045,932	$16.42
Granted	392,120	17.40
Canceled	(190,481)	19.79
Exercised	(54,902)	9.57

Outstanding at May 31, 1998	1,192,669	16.52
Granted	852,902	7.29
Canceled	(784,656)	17.32
Exercised	(25)	5.13

Outstanding at May 31, 1999	1,260,890	9.79
Granted	354,550	10.33
Canceled	(81,229)	16.65
Exercised	(103,152)	8.46

Outstanding at May 31, 2000	1,431,059	$9.63

    The Company's Board of Directors approved a plan which allowed employees, except executive officers, to reprice existing stock options to the fair market value of the underlying stock on June 30, 1998. Under the plan, employees received nine options in exchange for every 10 options they elected to reprice. The vesting schedule and term of repriced options remained the same as the original option. During fiscal year 1999, options to purchase 332,820 shares at a weighted average price per share of $18.39 were exchanged for options to purchase 298,977 shares at a weighted average price per share of $9.94.

    Restricted stock awards are subject to vesting and other terms as specified at the time of issuance by a committee of the Board of Directors. Generally, restricted stock awards vest ratably over a three-year period beginning on the first anniversary of their issuance. Unearned compensation expense is recognized ratably over the vesting period. There were no restricted stock awards in fiscal years 2000, 1999 or 1998.

    A summary of restricted stock award activity is as follows:

	Number of Shares	Value Per Share
Unvested balance at May 31, 1997	44,935	$9.00 - $37.75
Awarded	—	—
Vested	(20,135)	13.62 - 19.12
Canceled	(6,600)	17.12 - 33.25

Unvested balance at May 31, 1998	18,200	16.50 - 37.25
Awarded	—	—
Vested	(1,200)	5.75 - 11.13
Canceled	(16,600)	19.00 - 37.25

Unvested balance at May 31, 1999	400	16.50
Awarded	—	—
Vested	(400)	11.38
Canceled	—	—

Unvested balance at May 31, 2000	—	$—

    SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income (loss) and, if presented, net income (loss) per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

    The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all stock options granted during fiscal years 2000, 1999 and 1998 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

	Years Ended May 31,
	2000	1999	1998
Risk-free interest rate	5.78%	5.12%	5.98%
Expected dividend yield	0%	0%	0%
Expected lives	3.01 years	2.61 years	3.16 years
Expected volatility	79%	71%	57%

    Using the Black-Scholes methodology, the total value of stock options granted during 2000, 1999 and 1998 was $1,944, $2,016 and $2,909, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value of options granted during 2000, 1999 and 1998 was $5.48, $3.20 and $7.59 per share, respectively.

    If the Company had accounted for its 1994 Plan in accordance with SFAS 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Years Ended May 31,
	2000	1999	1998
Net income (loss) as reported	$7,458	$(20,681)	$2,138
Net income (loss) pro forma	6,539	(21,492)	834
Diluted net income (loss) per share, as reported	$1.08	$(3.30)	$0.34
Diluted net income (loss) per share, pro forma	$0.95	$(3.43)	$0.13

    The following table summarizes information about stock options outstanding at May 31, 2000:

Options Outstanding
		Weighted Average Remaining Contractual Life (years)		Options Exercisable
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$3.06 - $5.63	336,971	7.09	$4.28	79,298	$4.51
5.88 - 8.75	86,639	5.50	7.17	5,200	6.13
9.00	318,545	3.91	9.00	318,170	9.00
9.25 - 10.06	367,396	5.92	9.98	139,275	9.95
10.38 - 31.38	321,508	5.91	16.13	122,301	19.36

$3.06 - $31.38	1,431,059	5.72	$9.63	664,244	$10.55

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

	Years Ended May 31,
	2000	1999	1998
Current:
Federal	$251	$(275)	$(1,266)
State	1	—	—

Total current	252	(275)	(1,266)
Deferred:
Federal	4,032	(10,962)	2,236
State	486	(1,438)	243

Total deferred	4,518	(12,400)	2,479

Income tax (benefit) expense	$4,770	$(12,675)	$1,213

    The principal differences between taxes on income computed at the federal statutory rate of 34% in fiscal years 2000, 1999 and 1998 and recorded income tax expense (benefit) were as follows:

	Years Ended May 31,
	2000	1999	1998
Tax computed at statutory rate	$4,158	$(11,341)	$1,173
State income taxes, net of federal benefit	486	(1,422)	107
Tax exempt interest	—	—	(22)
Other, net	126	88	(45)

Income tax (benefit) expense	$4,770	$(12,675)	$1,213

    Significant components of the Company's deferred tax asset and liability were as follows:

	May 31,
	2000	1999
Deferred tax asset (liability):
Inventories	$510	$445
Vacation accrual	213	337
Net operating loss	8,947	—
Contribution carryforward	115	—
Sales allowances	130	—
Other	131	(69)

Deferred tax asset—current	$10,046	$713

Deferred tax asset (liability):
Intangible basis difference	$104	$187
Fixed asset basis difference	(5,190)	(4,168)
Net operating loss	—	12,919
Alternative Minimum Tax credit	251	—
Other	554	155

Deferred tax asset (liability)—long-term	$(4,281)	$9,093

    As of May 31, 2000, the Company has approximately $21,884 of income tax loss carryforwards which may be used to offset future taxable income through 2019.

Note 11.  BENEFIT PLAN

    The Company has a defined contribution plan, which meets the requirements of Section 401(k) of the Internal Revenue Code, for all regular employees. Under this plan, the Company matches employee contributions as follows; 100% of the first 3% of an employee's base pay and 50% of the next 3% of an employee's base pay. The Company's contributions may be made in cash or in the Company's stock. During fiscal years 2000, 1999 and 1998, the Company's contribution expense was $1,251, $1,145 and $1,153, respectively.

Note 12.  SIGNIFICANT CUSTOMERS

    In fiscal year 2000, three original equipment manufacturer, or OEM, customers represented 25.1%, 15.1% and 13.0%, respectively, of net sales. In fiscal year 1999, four OEM customers represented 20.7%, 15.0% 13.8% and 10.9%, respectively, of net sales. In fiscal year 1998, three OEM customers represented 29.3%, 16.6% and 13.6%, respectively, of net sales.

Note 13.  RELATED PARTY TRANSACTIONS

    Included in net sales for fiscal years 2000, 1999 and 1998 are product sales to Tektronix, a major shareholder of the Company, of $11,102, $15,720 and $29,688, respectively. Accounts receivable-affiliates at May 31, 2000 and 1999 consists of amounts receivable from Tektronix of $650 and $1,724, respectively.

    The Company had an agreement with Tektronix for certain environmental and waste management services to be provided by Tektronix. The fiscal year 1999 and 1998 expense related to these services was $90 and $451, respectively. The agreement was terminated effective June 1, 1999.

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

Operating Leases

    Rental expense under operating leases was $763, $1,036 and $2,346 in fiscal years 2000, 1999 and 1998, respectively.

    The Company entered into an operating lease for manufacturing equipment during fiscal year 2000. Minimum rental payments under this lease, which has a lease term in excess of 12 months, are as follows:

Years Ended May 31,	Minimum Payments Under Operating Lease
2001	$1,108
2002	1,107
2003	1,107
2004	1,107
2005	344

Total minimum lease payments	$4,773

Note 15.  SUBSEQUENT EVENT

    On July 28, 2000, the Company declared a three-for-two stock split of outstanding common shares in the form of a stock dividend for holders of record as of August 10, 2000. The stock split will be effected on August 25, 2000. Net income (loss) per share, retroactively reflecting the stock split, is summarized on an unaudited, pro forma basis as follows:

	Years Ended May 31,
	2000	1999	1998
Basic pro forma net income (loss)	$0.75	$(2.20)	$0.23
Diluted pro forma net income (loss)	0.72	(2.20)	0.23

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA (Unaudited)

	Fiscal Year 2000
	(In thousands, except per share data)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$34,098	$35,882	$39,674	$46,218
Gross profit	6,079	6,160	7,530	10,647
Operating income	2,676	2,561	3,389	6,118
Net income	1,034	1,196	1,657	3,571
Basic net income per share	0.16	0.19	0.26	0.51
Diluted net income per share	0.16	0.18	0.24	0.47
	Fiscal Year 1999
	(In thousands, except per share data)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$20,515	$30,032	$30,503	$32,932
Gross profit	(7,112)	461	5,230	4,869
Operating income (loss)	(38,820)	(2,669)	8,228	1,814
Net income (loss)	(24,371)	(1,924)	4,897	717
Basic net income (loss) per share	(3.93)	(0.31)	0.78	0.11
Diluted net income (loss) per share	(3.93)	(0.31)	0.77	0.11

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On August 5, 1999, with the recommendation of the Audit and Finance Committee and approval of the Board of Directors, we dismissed Deloitte & Touche LLP as our independent auditors. Deloitte & Touche's reports on our financial statements for the last two years did not contain an adverse opinion or a disclaimer of opinion and the reports were not qualified or modified as to uncertainty, audit scope or accounting principles. During our last two fiscal years and during fiscal year 2000, through August 5, 1999, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. We do not believe there is any additional information regarding Deloitte & Touche required to be reported pursuant to Item 304 of Regulation S-K.

    Effective August 5, 1999 we selected PricewaterhouseCoopers LLP as our independent auditors for fiscal year 2000.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item about our directors is included under "Election of Directors" in our Proxy Statement for our 2000 annual meeting of shareholders. The information required by this item about our executive officers is included in "Executive Officers and Certain Key Personnel" in Item 1 of this report. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2000 annual meeting of shareholders.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is included in "Executive Compensation" and "Report of the Compensation Committee on Executive Compensation" in our Proxy Statement for our 2000 annual meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is included in "Voting Securities and Principal Shareholders" and "Election of Directors" in our Proxy Statement for our 2000 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is included in "Certain Relationships and Transactions" in our Proxy Statement for our 2000 annual meeting of shareholders.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
1.  Index to Financial Statements.

Merix Corporation	Page Reference
Report of PricewaterhouseCoopers LLP	20
Report of Deloitte & Touche LLP	21
Balance Sheets as of May 27, 2000 and May 29, 1999	22
Statements of Operations for fiscal years ended May 27, 2000, May 29, 1999 and May 30, 1998	23
Statements of Shareholders' Equity for fiscal years ended May 27, 2000, May 29, 1999 and May 30, 1998	24
Statements of Cash Flows for fiscal years ended May 27, 2000, May 29, 1999 and May 30, 1998	25
Notes to Financial Statements	26
(a)
2.  Financial Statement Schedules

All schedules have been omitted since they are either not required or the information is included in the financial statements included herewith.

(a)
3.  Index to Exhibits

    The following exhibits are filed with, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-77348.
3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
4.1	Shareholder Rights Agreement dated March 25, 1997, incorporated by reference to the Company's Current Report on Form 8-K dated March 25, 1997.
10.1	Asset Transfer Agreement between Tektronix and the Company (including Note and Trust Deed and Assignment of Rents and Leases), incorporated by reference to Exhibit 10.1 the Company's Form 10-K for the fiscal year ended May 28, 1994.
10.2	Amendment No. 1 to Promissory Note dated June 1, 1994 from the Company to Tektronix, Inc., incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the quarterly period ended February 27, 1999.
10.3	Registration Rights Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
10.4	Waste Management Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
10.5	Services Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended May 28, 1994.

10.6†	Stock Incentive Plan of the Company, as amended, incorporated by reference to Appendix A of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.
10.7†	Indemnity Agreement between the Company and Deborah A. Coleman as of April 4, 1994, incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
10.8†	Indemnity Agreement between the Company and Carl W. Neun as of April 4, 1994, incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
10.9†	Indemnity Agreement between the Company and Carlene M. Ellis as of May 24, 1994, incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
10.10†	Indemnity Agreement between the Company and Dr. Koichi Nishimura as of May 24, 1994, incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended May 28, 1994.
10.11†	Indemnity Agreement between the Company and Terri L. Timberman as of May 25, 1994, incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended May 27, 1995.
10.12†	Indemnity Agreement between the Company and Janie S. Brown as of August 11, 1998, incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q for the quarterly period ended August 29, 1998.
10.13†	Amended Executive Severance Agreement between the Company and Deborah A. Coleman, incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
10.14†	Amended Executive Severance Agreement between the Company and Terri L. Timberman, incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
10.15†	Executive Severance Agreement between the Company and Janie S. Brown, incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended November 28, 1998.
10.16†	Executive Severance Agreement between the Company and Mark R. Hollinger, incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the quarterly period ended August 30, 1997.
10.17†	Indemnity Agreement between the Company and Mark R. Hollinger as of September 2, 1997, incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended August 30, 1997.
10.18†	Indemnity Agreement between the Company and William C. McCormick as of October 21, 1997, incorporated by reference to Exhibit 10.35 to the Company's Form 10-Q for the quarterly period ended November 29, 1997.
10.19†	Indemnity Agreement between the Company and Robert C. Strandberg as of June 30, 1998, incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended May 30, 1998.

10.20	Note Purchase Agreement dated September 10, 1996, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended August 31, 1996.
10.21	Amendment to Note Purchase Agreement dated May 28, 1997, incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended May 31, 1997.
10.22	Second Amendment to Note Purchase Agreement dated August 29, 1997, incorporated by reference to Exhibit 10.29 to the Company's Form 10-Q for the quarterly period ended August 30, 1997.
10.23	Third Amendment to Note Purchase Agreement dated November 28, 1997, incorporated by reference to Exhibit 10.34 to the Company's Form 10-Q for the quarterly period ended November 29, 1997.
10.24	Fourth Amendment to Note Purchase Agreement dated May 28, 1999, incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended May 29, 1999.
10.25†	Indemnity Agreement between the Company and Daniel T. Olson as of October 25, 1999, incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the quarterly period ended November 27, 1999.
10.26†	Executive Severance Agreement between the Company and Daniel T. Olson as of December 1, 1999, incorporated by reference to Exhibit 10.26 to the Company's Form 10-Q for the quarterly period ended November 27, 1999.
10.27†	Second Amended Executive Severance Agreement between the Company and Deborah A. Coleman as of September 27, 1999, incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarterly period ended November 27, 1999.
10.28†	Executive Severance Agreement between the Company and Anaya K. Vardya, dated as of January 18, 2000, incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-3, (Registration No. 333-32616).
10.29†	Indemnity Agreement between the Company and Anaya K. Vardya as of December 20, 1999, incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-3, (Registration No. 333-32616).
10.30	Promissory Note dated January 27, 2000 between the Company and U.S. Bank National Association, incorporated by reference to Exhibit 10.30 to the Company's Form 10-Q for the quarterly period ended February 26, 2000.
10.31	Amendment to Registration Rights Agreement between the Company and Tektronix, Inc., incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-3, (Registration No. 333-32616).
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Deloitte & Touche LLP
27	Financial Data Schedule

†
This Exhibit constitutes a management contract or compensatory plan or arrangement.

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended May 27, 2000.

SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2000.

MERIX CORPORATION
By:	JANIE S. BROWN Janie S. Brown Vice President, Chief Financial Officer and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 7, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

MARK R. HOLLINGER Mark R. Hollinger	Chief Executive Officer, President and Director (Principal Executive Officer)
JANIE S. BROWN Janie S. Brown	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
DEBORAH A. COLEMAN Deborah A. Coleman	Director
CARLENE M. ELLIS Carlene M. Ellis	Director
WILLIAM C. MCCORMICK William C. McCormick	Director
DR. KOICHI NISHIMURA Dr. Koichi Nishimura	Director
ROBERT C. STRANDBERG Robert C. Strandberg	Director

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES