Form 10-Q
period 2000-08-26
MERIX CORP
filed 2000-10-10
CIK 921365

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23818

MERIX CORPORATION
(Exact name of registrant as specified in its charter)

OREGON (State or other Jurisdiction of Incorporation or Organization)	93-1135197 (I.R.S. Employer Identification Number)
1521 Poplar Lane, Forest Grove, Oregon (Address of principal executive offices)	97116 (Zip Code)

(503) 359-9300
(Registrant's telephone number)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock outstanding as of September 29, 2000 was 13,522,118 shares.

MERIX CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

MERIX CORPORATION
BALANCE SHEETS
(Unaudited, in thousands)

	August 26, 2000	May 27, 2000
ASSETS
Current assets:
Cash and cash equivalents	$55,374	$61,615
Short-term investments	14,797	—
Accounts receivable, net of allowance of $646 and $337, respectively	23,489	20,096
Inventories	10,592	9,440
Deferred tax asset	6,872	10,046
Other current assets	850	487

Total current assets	111,974	101,684
Property, plant and equipment, net	59,951	57,011
Other assets	599	611

Total assets	$172,524	$159,306

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,506	$12,371
Accrued compensation	4,739	3,819
Current portion of long-term debt	9,149	9,149
Income taxes payable	—	227
Other accrued liabilities	3,006	2,578

Total current liabilities	31,400	28,144
Long-term debt	24,000	25,150
Deferred tax liability	4,281	4,281

Total liabilities	59,681	57,575

Shareholders' equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding 2001: 13,504 shares, 2000: 13,312 shares	92,385	89,138
Retained earnings	20,458	12,593

Total shareholders' equity	112,843	101,731

Total liabilities and shareholders' equity	$172,524	$159,306

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	August 26, 2000	August 28, 1999
Net sales	$51,023	$34,098
Cost of sales	33,662	28,019

Gross profit	17,361	6,079
Operating expenses:
Engineering	1,274	1,028
Selling, general and administrative	3,484	2,375

Total operating expenses	4,758	3,403

Operating income	12,603	2,676
Interest and other income (expense), net	289	(981)

Income before income taxes	12,892	1,695
Income tax expense	5,027	661

Net income	$7,865	$1,034

Net income per share:
Basic	$0.59	$0.11

Diluted	$0.54	$0.11

Shares used in per share calculations:
Basic	13,430	9,585

Diluted	14,474	9,749

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	August 26, 2000	August 28, 1999
Cash flows from operating activities:
Net income	$7,865	$1,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,302	2,108
Tax benefit related to exercise of nonqualified stock options	1,825	—
Deferred income taxes	3,202	662
Contribution of common stock to defined contribution plan	338	280
Other	794	237
Changes in assets and liabilities:
Accounts receivable	(3,393)	(2,305)
Inventories	(1,152)	(1,743)
Other current assets	(363)	30
Accounts payable	2,135	514
Accrued compensation	920	732
Income taxes payable	(255)	—
Other accrued liabilities	428	133

Net cash provided by operating activities	14,646	1,682

Cash flows from investing activities:
Short-term investments:
Purchases	(14,797)	—
Maturities	—	7,107
Capital expenditures	(6,164)	(3,298)
Net proceeds from sale-leaseback of equipment	—	3,413
Proceeds from sale of assets	140	74

Net cash (used in) provided by investing activities	(20,821)	7,296

Cash flows from financing activities:
Principal payments on long-term debt	(1,150)	—
Proceeds from exercise of stock options	1,084	3

Net cash (used in) provided by financing activities	(66)	3

Increase (decrease) in cash and cash equivalents	(6,241)	8,981
Cash and cash equivalents at beginning of period	61,615	5,874

Cash and cash equivalents at end of period	55,374	14,855
Short-term investments	14,797	400

Cash and short-term investments at end of period	$70,171	$15,255

Supplemental Disclosures:
Cash paid for interest	$174	$172

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION
NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1. BASIS OF PRESENTATION

    The accompanying unaudited financial statements of Merix Corporation (the Company) have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended May 27, 2000.

    The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended August 26, 2000 are not necessarily indicative of the results to be expected for the full year.

    The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 2001 is a 52 week year ending May 26, 2001 and fiscal year 2000 was a 52-week year ended May 27, 2000.

Note 2. INVENTORIES

	August 26, 2000	May 27, 2000
Raw materials	$734	$805
Work in process	4,540	4,552
Finished goods	5,318	4,083

Total	$10,592	$9,440

Note 3. PROPERTY, PLANT AND EQUIPMENT

	August 26, 2000	May 27, 2000
Land	$2,190	$2,190
Buildings and grounds	27,064	26,721
Machinery and equipment	89,315	86,319
Construction in progress	882	177

	119,451	115,407
Less accumulated depreciation	(59,500)	(58,396)

Property, plant and equipment, net	$59,951	$57,011

Note 4. STOCK SPLIT

    On August 25, 2000, the Company effected a three-for-two stock split of outstanding common shares in the form of a stock dividend to holders of record as of August 10, 2000. All share and per share data presented have been adjusted to reflect the stock split.

Note 5. OPERATING LEASE

    In August 2000, the Company entered into an operating lease for a manufacturing facility in the Portland, Oregon metropolitan area. Rental payments under this lease will commence 120 days after the improvements to the building are substantially complete, but not earlier than July 2001. The initial lease term is 120 months, with three consecutive 60 month renewal options. Minimum monthly rental payments range from approximately $42 to $53 over the initial term of the lease.

Note 6. NET INCOME PER SHARE

    Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options outstanding during the period. Incremental shares of 1,044,459 and 164,599, related to outstanding stock options, were included in the calculations of diluted net income per share for the three months ended August 26, 2000 and August 28, 1999, respectively.

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

Results of Operations

Net Sales

    Our net sales for the first quarter of fiscal 2001 were $51.0 million compared to net sales of $34.1 million in the first quarter of fiscal 2000. The increase in net sales was the result of higher levels of units shipped in response to increasing demand from new and existing customers and a favorable sales mix, including a higher proportion of advanced technology printed circuit boards and quick-turn printed circuit boards, which have higher average selling prices. Future demand and product pricing are dependent on a variety of factors including continued strength of customer orders; continued strength in the markets we serve; product mix, including levels of advanced technology and quick-turn printed circuit boards; competitive pressures in the circuit board industry; and economic conditions affecting the electronics industry, in general.

    Sales in the communications market segment increased in dollars and as a percentage of sales in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 as a result of continued strong demand from our wireless, data communications and optical networking customers.

    Our five largest original equipment manufacturer, or OEM, customers represented 66.9% of net sales in the first quarter of fiscal 2001 and 77.4% of net sales in the first quarter of fiscal 2000. Our sales to OEMs include sales made through contract manufacturers. Our sales to contract manufacturers were 59.0% of net sales in the first quarter of fiscal 2001 and 51.8% of net sales in the first quarter of fiscal 2000. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could reduce our revenues.

    The following table shows, for the periods indicated, the percentage of our net sales to the principal market segments we serve (dollars in thousands):

	Three Months Ended
	August 26, 2000		August 28, 1999
Market Segments
Communications	$29,240	57.3%	$17,486	51.3%
Test and Measurement	12,778	25.0	7,715	22.6
Computers	7,665	15.0	7,832	23.0
Other	1,340	2.7	1,065	3.1

Total	$51,023	100.0%	$34,098	100.0%

    Our 90-day backlog was approximately $47.1 million at August 26, 2000, compared to approximately $35.4 million at May 27, 2000. The level and timing of orders placed by our customers vary due to many factors, including customer attempts to manage inventory, changes in customers' manufacturing strategies and variation in demand for customer products. Accordingly, our backlog is not necessarily indicative of future quarterly or annual financial results.

Gross Profit

    Gross profit as a percentage of net sales, or gross margin, was 34.0% in the first quarter of fiscal 2001 and 17.8% in the first quarter of fiscal 2000. Gross profit increased in the first quarter of fiscal 2001 principally as a result of a favorable product mix and cost reductions, and as a result of increased capacity utilization. Our product mix was favorable because we produced a greater proportion of advanced technology printed circuit boards and quick-turn printed circuit boards, which provide significantly higher gross margins. Our cost reductions included higher production yields, manufacturing process improvements and lower raw material costs because of better supplier arrangements.

Engineering

    Our engineering expenses were $1.3 million in the first quarter of fiscal 2001 and $1.0 million in the first quarter of fiscal 2000, representing 2.5% and 3.0% of our net sales in those periods. The increase in engineering expenses in the first quarter of fiscal 2001 was principally the result of an increase in engineering personnel.

Selling, General and Administrative

    Our selling, general and administrative expenses were $3.5 million in the first quarter of fiscal 2001 and $2.4 million in the first quarter of fiscal 2000, representing 6.8% and 7.0% of our net sales in those periods. The increase in selling, general and administrative expenses in the first quarter of fiscal 2001 was attributable to increased selling expenses resulting from a larger sales force and higher commissions on greater net sales, an increase in allowance for doubtful accounts and an increase in general and administrative personnel needed to support our growth.

Interest and Other Income (Expense), net

    Interest and other income (expense), net was $289,000 in the first quarter of fiscal 2001 and $(981,000) in the first quarter of fiscal 2000. The change principally resulted from changes in interest income and interest expense. Interest income increased in the first quarter of fiscal 2001 due to a higher level of cash, largely as a result of approximately $41.3 million of net proceeds from the May 2000 public offering of our common stock. Interest expense decreased in the first quarter of fiscal 2001, as the balance of long-term debt was lower than in the first quarter of fiscal 2000.

Income Taxes

    Our effective tax rate was approximately 39% in the first quarter of fiscal 2001 and in fiscal 2000. We expect our effective tax rate for fiscal 2001 to approximate 39%.

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

Liquidity and Capital Resources

    Cash provided by operating activities in the first quarter of fiscal 2001 was $14.6 million. Cash provided by operating activities consisted of net income for the period adjusted for depreciation and amortization, the tax benefit related to the exercise of nonqualified stock options and the change in deferred income taxes, and an increase in accounts payable, offset principally by increases in accounts receivable and inventories. Deferred income taxes decreased as a result of the utilization of net operating losses in the first quarter of fiscal 2001. Accounts receivable and inventories increased as a result of a higher level of sales and production in the first quarter of fiscal 2001. The increase in accounts payable was the result of the timing of purchases and payments during the first quarter of fiscal 2001.

    Cash used in investing activities in the first quarter of fiscal 2001 was $20.8 million. Cash used in investing activities primarily consisted of purchases of short-term investments and capital expenditures for manufacturing equipment. We had capital commitments of approximately $10.8 million as of August 26, 2000, primarily for manufacturing equipment.

    We have $32.0 million outstanding under 7.9% senior unsecured notes held by two insurance companies, with interest payable semi-annually. Semi-annual principal payments of $4.0 million are payable in September and March, with a final principal payment of $8.0 million due in September 2003. The notes contain certain financial covenants, including minimum net worth, debt ratio and interest coverage and a make-whole provision covering potential prepayment penalties. As of August 26, 2000, we were in compliance with all covenants.

    In March 2000, we obtained an $8.0 million unsecured line of credit from a bank, which expires in February 2001. Borrowings under this line of credit would bear interest at the bank's prime rate or alternative LIBOR based rates available at the time of borrowing. To date, we have not made any borrowings under this line of credit.

Capacity Expansion

    In March 2000, we announced an expansion plan, which is expected to increase our plant capacity through the addition of new equipment and square footage at our Forest Grove facility, at a cost of approximately $25.0 million. We expect this expansion to increase our production capacity by approximately 30%. We expect a portion of this new capacity to be completed in the fall of 2000, with the full project expected to be completed in late spring 2001.

    In July 2000, we announced a further capacity expansion project which is expected to cost approximately $65.0 million and increase our production capacity by approximately an additional 75%. Pursuant to this expansion project, in August 2000, we entered into a lease agreement for a 90,000 square foot facility in the Portland, Oregon metropolitan area. A portion of this capacity will be completed in the fall of 2001, with the full capacity expected to be available in the summer of 2003. Upon the completion of this expansion project and the expansion project announced in March 2000, we expect that our manufacturing facilities will be able to support a revenue run rate of approximately $400.0 million annually. We expect to fund our expansion projects with a combination of the proceeds from the May 2000 public offering of our common stock, internally generated funds and lease financing.

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

Risk Factors Affecting Business and Results of Operations

    This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could," "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including those listed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Affecting Business and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended May 27, 2000, as filed with the Securities and Exchange Commission and other risk factors otherwise disclosed by us. These factors may cause our actual results to differ materially from any forward-looking statement. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report, to conform them to actual results or to changes in our expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not currently use derivative financial instruments for speculative purposes that expose us to market risk. We are exposed to fair value risk due to changes in interest rates with respect to our outstanding debt. Information required by this item is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The exhibits filed as part of this report are listed below:

Exhibit No.
10.32	Lease Agreement between the Company and Opus Northwest, L.L.C., dated as of August 22, 2000 (exhibits omitted)
27	Financial Data Schedule

(b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended August 26, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of October, 2000.

MERIX CORPORATION
By:	/s/ JANIE S. BROWN Janie S. Brown Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

QuickLinks

MERIX CORPORATION FORM 10-Q TABLE OF CONTENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE