Form 10-Q
period 2000-11-25
MERIX CORP
filed 2001-01-09
CIK 921365

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2000

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

(503) 359-9300
(Registrant's telephone number)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock outstanding as of January 3, 2001 was 13,563,805 shares.

MERIX CORPORATION
FORM 10-Q
TABLE OF CONTENTS

		Page
Part I	Financial Information
Item 1.	Financial Statements:
	Balance Sheets as of November 25, 2000 and May 27, 2000	2
	Statements of Operations for the three months and six months ended November 25, 2000 and November 27, 1999	3
	Statements of Cash Flows for the six months ended November 25, 2000 and November 27, 1999	4
	Notes to Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	11
Part II	Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 6.	Exhibits and Reports on Form 8-K	12
	Signature	13

PART I. FINANCIAL INFORMATION

MERIX CORPORATION
BALANCE SHEETS
(Unaudited, in thousands)

	Nov. 25, 2000	May 27, 2000
Assets
Cash and short-term investments	$71,026	$61,615
Accounts receivable, net of allowance of $646 and $337	27,633	20,096
Inventories	11,671	9,440
Deferred tax asset	5,771	10,046
Other current assets	1,762	487

Total current assets	117,863	101,684
Property, plant and equipment, net	62,228	57,011
Other assets	592	611

Total assets	$180,683	$159,306

Liabilities and Shareholders' Equity
Accounts payable	$14,640	$12,371
Accrued compensation	4,566	3,819
Current portion of long-term debt	9,149	9,149
Income taxes payable	—	227
Other accrued liabilities	3,138	2,578

Total current liabilities	31,493	28,144
Long-term debt	20,000	25,150
Deferred tax liability	4,806	4,281

Total liabilities	56,299	57,575
Shareholders' equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding Nov. 25, 2000: 13,552 shares, May 27, 2000: 13,312 shares	93,708	89,138
Retained earnings	30,676	12,593

Total shareholders' equity	124,384	101,731

Total liabilities and shareholders' equity	$180,683	$159,306

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	Nov. 25, 2000	Nov. 27, 1999	Nov. 25, 2000	Nov. 27, 1999
Net sales	$58,362	$35,882	$109,385	$69,980
Cost of sales	37,021	29,722	70,683	57,741

Gross profit	21,341	6,160	38,702	12,239
Operating expenses:
Engineering	1,485	1,083	2,759	2,111
Selling, general and administrative	3,617	2,516	7,101	4,891

Total operating expenses	5,102	3,599	9,860	7,002
Operating income	16,239	2,561	28,842	5,237
Interest and other income (expense), net	512	(600)	801	(1,581)

Income before income taxes	16,751	1,961	29,643	3,656
Income tax expense	(6,533)	(765)	(11,560)	(1,426)

Net income	$10,218	$1,196	$18,083	$2,230

Net income per share:
Basic	$0.76	$0.12	$1.34	$0.23

Diluted	$0.70	$0.12	$1.24	$0.23

Shares used in per share calculations:
Basic	13,528	9,641	13,479	9,613

Diluted	14,611	10,025	14,543	9,887

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	Nov. 25, 2000	Nov. 27, 1999
Cash flows from operating activities:
Net income	$18,083	$2,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,604	4,119
Tax benefit related to exercise of nonqualified stock options	2,754	20
Deferred income taxes	4,800	1,407
Contribution of common stock to defined contribution plan	519	587
Other	1,112	230
Changes in assets and liabilities:
Accounts receivable	(7,537)	99
Inventories	(2,231)	(2,162)
Other current assets	(1,275)	277
Accounts payable	2,269	250
Accrued compensation	747	115
Income taxes payable	(227)	—
Other accrued liabilities	560	(665)

Net cash provided by operating activities	24,178	6,507

Cash flows from investing activities:
Short-term investments:
Purchases	(53,118)	—
Maturities	7,602	7,507
Capital expenditures	(11,106)	(4,695)
Net proceeds from sale-leaseback of equipment	—	4,492
Proceeds from sale of assets	192	78

Net cash provided by (used in) investing activities	(56,430)	7,382

Cash flows from financing activities:
Principal payments on long-term debt	(5,150)	(4,000)
Proceeds from exercise of stock options	1,297	84

Net cash used in financing activities	(3,853)	(3,916)

Increase (decrease) in cash and cash equivalents	(36,105)	9,973
Cash and cash equivalents at beginning of period	61,615	5,874

Cash and cash equivalents at end of period	25,510	15,847
Short-term investments	45,516	—

Cash and short-term investments at end of period	$71,026	$15,847

Supplemental Disclosures:
Cash paid for:
Interest	$1,441	$1,756
Taxes	4,570	—

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

    The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six months ended November 25, 2000 are not necessarily indicative of the results to be expected for the full year.

    The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 2001 is a 52-week year ending May 26, 2001 and fiscal year 2000 was a 52-week year ended May 27, 2000.

Note 2.  INVENTORIES

	Nov. 25, 2000	May 27, 2000
Raw materials	$678	$805
Work in process	5,785	4,552
Finished goods	5,208	4,083

Total	$11,671	$9,440

Note 3.  PROPERTY, PLANT AND EQUIPMENT

	Nov. 25, 2000	May 27, 2000
Land	$2,190	$2,190
Buildings and grounds	28,259	26,721
Machinery and equipment	92,525	86,319
Construction in progress	720	177

	123,694	115,407
Less accumulated depreciation	(61,466)	(58,396)

Property, plant and equipment, net	$62,228	$57,011

Note 4.  NET INCOME PER SHARE

    Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options outstanding during the period. Incremental shares of 1,082,963 and 1,063,711 related to outstanding stock options, were included in the calculations of diluted net income per share for the second quarter and first six months of fiscal year 2000, respectively.

Note 5.  SUBSEQUENT EVENT

    On December 20, 2000, the Board of Directors approved the Merix Corporation 2000 Nonqualified Stock Option Plan (the 2000 Plan). The 2000 Plan covers 2,000,000 shares of common stock and permits the grant of nonqualified stock options to employees and directors. Options granted to officers and directors in any given year cannot exceed 25% of the total options granted in that year. A committee of the Board of Directors has the authority to determine non-qualified stock option prices.

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

Results of Operations

Net Sales

    Our net sales for the second quarter of fiscal 2001 were $58.4 million, which represented an increase of 62.6% from net sales of $35.9 million in the second quarter of fiscal 2000. Net sales for the first six months of fiscal 2001 were $109.4 million, which represented an increase of 56.3% from net sales of $70.0 million in the first six months of fiscal 2000. The increase in net sales was the result of a higher level of units shipped and a favorable sales mix. Higher level of units shipped was in response to the increased demand from new and existing customers. The favorable sales mix was a result of higher levels of advanced technology printed circuit boards and quick-turn printed circuit boards, which have higher average selling prices. Quick-turn revenue consists of both prototype and compressed lead-time volume orders. Sales in the communications market segment drove increases in sales in the second quarter and first six months of fiscal 2001 compared to the same periods in fiscal 2000. This increase was the result of strong demand from our optical networking, wireless and broadband customers.

    In the first six months of fiscal 2001, our customers increased their demand for quick-turn printed circuit boards, primarily compressed lead-time volume orders. Quick-turn revenue in the second quarter and the first six months of fiscal 2001 comprised 40% and 39% of net sales, respectively, compared to quick-turn revenue of 21% and 23% of net sales in the second quarter and the first six months of fiscal 2000, respectively. Currently, we are seeing a reduction in demand for compressed lead-time volume orders, postponement or cancellation of orders previously placed and a slowdown in demand from our customers. We expect this softening in demand to significantly reduce quick-turn revenue in the last half of fiscal 2001 compared to the first half of fiscal 2001. We currently estimate net sales in the last half of fiscal 2001 will be slightly less than in the first half of fiscal 2001. Future demand and product pricing are dependent on a variety of factors including continued strength of customer orders; continued strength in the markets we serve; product mix, including levels of advanced technology and quick-turn printed circuit boards; competitive pressure in the circuit board industry; and economic conditions affecting the electronics industry in general.

    Our 90-day backlog was approximately $40.5 million at November 25, 2000, compared to approximately $47.1 million at August 26, 2000 and $35.4 million at May 27, 2000. The level and timing of orders placed by our customers vary due to many factors, including customer attempts to manage inventory, changes in customers' manufacturing strategies and variation in demand for customer products. Accordingly, our backlog is not necessarily indicative of future quarterly or annual financial results.

    Our five largest original equipment manufacturer, or OEM, customers represented 64.5% of net sales in the second quarter of fiscal 2001 and 69.9% of net sales in the second quarter of fiscal 2000. Our five largest OEM customers represented 65.1% of net sales in the first six months of fiscal 2001 and 71.6% of net sales in the first six months of fiscal 2000. Our sales to OEMs include sales made through contract manufacturers. Our sales to contract manufacturers were 57.2% of net sales in the second quarter of fiscal 2001 and 48.5% of net sales in the second quarter of fiscal 2000. Our sales to contract manufacturers were 58.1% of net sales in the first six months of fiscal 2001 and 50.1% of net sales in the first six months of fiscal 2000. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could reduce our revenues.

    The following table shows, for the periods indicated, the percentage of our net sales to the principal end-user markets we serve ($ in thousands):

	Three Months Ended				Six Months Ended
	Nov. 25, 2000		Nov. 27, 1999		Nov. 25, 2000		Nov. 27, 1999
Market Segments
Communications	60%	$34,938	46%	$16,432	59%	$64,178	49%	$33,918
Computers	19	10,866	25	9,088	17	18,531	24	16,920
Test and Instruments	20	11,668	26	9,242	22	24,446	24	16,957
Other	1	890	3	1,120	2	2,230	3	2,185

Total	100%	$58,362	100%	$35,882	100%	$109,385	100%	$69,980

Gross Profit

    Our gross margin was 36.6% in the second quarter of fiscal 2001 and 17.2% in the second quarter of fiscal 2000. Our gross margin was 35.4% in the first six months of fiscal 2001 and 17.5% in the first six months of fiscal 2000. Gross profit increased in the second quarter of fiscal 2001 and in the first six months of fiscal 2001 principally as a result of increased sales, a favorable product mix and cost reductions. Our product mix was favorable because we produced a greater proportion of advanced technology printed circuit boards and quick-turn printed circuit boards, which provide significantly higher gross margins. Our cost reductions included higher production yields, manufacturing process improvements and lower raw material costs because of better supplier arrangements. Although we expect product shipments in the last half of fiscal 2001 to be approximately the same as in the first half of fiscal 2001, we expect our gross profit in the last half of fiscal 2001 to decrease approximately 15% compared to the first half of fiscal 2001 due to an anticipated reduction in orders for our quick-turn printed circuit boards, primarily compressed lead-time volume orders. Our gross profit may be affected by various other factors including product mix, capacity utilization, production yields, price changes and changes in our cost structure.

Engineering

    Our engineering expenses were $1.5 million in the second quarter of fiscal 2001 and $1.1 million in the second quarter of fiscal 2000, representing 2.5% and 3.0% of our net sales in those periods, respectively. Our engineering expenses were $2.8 million in the first six months of fiscal 2001 and $2.1 million in the first six months of fiscal 2000, representing 2.5% and 3.0% of our net sales in those periods, respectively. Engineering expenses increased in the second quarter and first six months of fiscal 2001 due to increased headcount. The decreases as a percentage of sales were a result of a higher level of sales in the second quarter and first six months of fiscal 2001.

Selling, General and Administrative

    Our selling, general and administrative expenses were $3.6 million in the second quarter of fiscal 2001 and $2.5 million in the second quarter of fiscal 2000, representing 6.2% and 7.0% of our net sales in those periods, respectively. Our selling, general and administrative expenses were $7.1 million in the first six months of fiscal 2001 and $4.9 million in the first six months of fiscal 2000, representing 6.5% and 7.0% of our net sales in those periods, respectively. The increase in selling, general and administrative expenses in the second quarter and in the first six months of fiscal 2001 was due to increased selling expenses resulting from a larger sales force and higher commissions on increased net sales, an increase in customer allowances, and an increase in general and administrative headcount and related costs to support our growth.

Interest and Other Income (Expense), net

    Our interest and other income (expense), net was $512,000 in the second quarter of fiscal 2001 and $(600,000) in the second quarter of fiscal 2000. Interest and other income (expense), net was $801,000 in the first six months of fiscal 2001 and $(1,581,000) in the first six months of fiscal 2000. The change principally resulted from changes in interest income and interest expense. Interest income increased in the second quarter of fiscal 2001 and in the six months of fiscal 2001 due to higher levels of cash, primarily as a result of approximately $41.3 million of net proceeds from the May 2000 public offering of our common stock. Interest expense decreased in the second quarter of fiscal 2001 and in the six months of fiscal 2001 as the balance of long-term debt is lower compared to the same periods of fiscal 2000.

Income Taxes

    Our effective tax rate was approximately 39% in the first six months of fiscal 2001 and during fiscal 2000. We expect our effective tax rate will be approximately 39% for fiscal 2001.

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

Liquidity and Capital Resources

    Cash provided by operating activities in the first six months of fiscal 2001 was $24.2 million. Cash provided by operating activities primarily consisted of net income for the period, adjustments for depreciation and amortization, deferred income taxes, and stock option exercises. This increase is primarily offset by an increase in accounts receivable and inventories and a decrease in accounts payable. In the first six months of fiscal 2001, our accounts receivable increased as a result of higher sales, inventories increased as a result of a higher level of production and accounts payable increased as a result of timing of payments related to our expansion projects.

    Cash used in investing activities in the first six months of fiscal 2001 was $56.4 million. Cash used in investing activities primarily consisted of purchases of short-term investments and capital expenditures for manufacturing equipment, offset by maturities of short-term investments. We have capital commitments of approximately $15.7 million, primarily for manufacturing equipment.

    Cash used in financing activities in the first six months of fiscal 2001 was $3.9 million, which primarily consisted of principal payments on our senior unsecured notes offset by proceeds from the exercise of stock options.

    We have $28.0 million outstanding under 7.9% senior unsecured notes held by two insurance companies, with interest payable semi-annually. Semi-annual principal payments of $4.0 million are payable in September and March, with a final principal payment of $8.0 million due in September 2003. The notes contain certain financial covenants, including minimum net worth, debt ratio and interest coverage and a make-whole provision covering potential prepayment penalties. As of November 25, 2000, we were in compliance with all covenants.

    In March 2000, we obtained an $8.0 million unsecured line of credit from a bank, which expires in February 2001. Borrowings under this line of credit would bear interest at the bank's prime rate or alternative LIBOR based rates available at the time of borrowing. To date, we have not made any borrowings under this line of credit.

Capacity Expansion

    We continue to execute on our expansion plans. Our expansion projects, announced in March and July of 2000, are expected to increase production capacity by approximately 100%, will cost approximately $90.0 million and are progressing on schedule. Pursuant to these expansion projects, we entered into a lease agreement for a 90,000 square foot facility in Wood Village, Oregon. We expect a portion of this new capacity to be complete in the fall of 2001, with full capacity expected to be available in the summer of 2003. Upon the completion of these expansion projects, we expect our manufacturing facilities will support a revenue run rate of approximately $400.0 million annually. We expect to fund our expansion projects with existing capital resources, internally generated funds and lease financing.

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

Risk Factors Affecting Business and Results of Operations

    This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could," "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other comparable terminology. Statements discussing gross margin, customer demand and increases in manufacturing capacity constitute forward-looking statements and are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including those listed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Affecting Business and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended May 27, 2000, as filed with the Securities and Exchange Commission and other risk factors otherwise disclosed by us. These factors may cause our actual results to differ materially from any forward-looking statement. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report, to conform them to actual results or to make changes in our expectations.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Our annual meeting of shareholders was held on September 28, 2000. Items considered at the meeting were the election of directors and the approval of amendment to the 1994 Stock Incentive Plan. The results of the voting are as follows:

Election of Directors

	Votes For	Votes Withheld
Deborah A. Coleman	7,610,952	334,272
Carlene M. Ellis	7,611,502	333,722
Mark R. Hollinger	5,721,613	2,223,611
William C. McCormick	7,611,407	333,817
Dr. Koichi Nishimura	7,611,357	333,867
Robert C. Strandberg	7,611,407	333,817

Approval of Amendment to 1994 Stock Incentive Plan

Votes For	Votes Against	Abstain
4,434,771	3,498,844	21,608

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)
See the Exhibit Index for the exhibits filed as part of this report.

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended November 25, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 8th day of January, 2001.

MERIX CORPORATION
By:	/s/ JANIE S. BROWN Janie S. Brown Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-77348).
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended May 31, 1997).
4.1	Instruments defining the rights of security holders (included in Articles of Incorporation and Bylaws filed as Exhibits 3.1 and 3.2 respectively).
10.33	Indemnity Agreement between the Company and Dr. William Lattin dated as of September 28, 2000 (filed herewith).

QuickLinks

MERIX CORPORATION FORM 10-Q TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION MERIX CORPORATION BALANCE SHEETS (Unaudited, in thousands)
MERIX CORPORATION STATEMENTS OF OPERATIONS (Unaudited, in thousands, except per share amounts)
MERIX CORPORATION STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
MERIX CORPORATION NOTES TO FINANCIAL STATEMENTS (Dollars in thousands)
PART II. OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX