Form 10-Q
period 2001-02-24
MERIX CORP
filed 2001-04-10
CIK 921365

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2001

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

(503) 359-9300
(Registrant's telephone number)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock outstanding as of April 6, 2001 was 13,613,284 shares.

MERIX CORPORATION
FORM 10-Q
TABLE OF CONTENTS

		Page
Part I	Financial Information
Item 1.	Financial Statements:
	Balance Sheets as of February 24, 2001 and May 27, 2000	2
	Statements of Operations for the three months and nine months ended February 24, 2001 and February 26, 2000	3
	Statements of Cash Flows for the nine months ended February 24, 2001 and February 26, 2000	4
	Notes to Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	11
Part II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	12
	Signature	13

PART I. FINANCIAL INFORMATION

MERIX CORPORATION
BALANCE SHEETS
(in thousands)

	February 24, 2001	May 27, 2000
	(unaudited)
Assets
Cash, cash equivalents and short-term investments	$78,216	$61,615
Accounts receivable, net of allowance of $1,071 and $337	20,712	20,096
Inventories	11,414	9,440
Prepaid income taxes	656	—
Deferred tax asset	4,005	10,046
Other current assets	2,043	487

Total current assets	117,046	101,684
Property, plant and equipment, net	68,263	57,011
Other assets	204	611

Total assets	$185,513	$159,306

Liabilities and Shareholders' Equity
Accounts payable	$14,212	$12,371
Accrued compensation	3,880	3,819
Current portion of long-term debt	9,149	9,149
Income taxes payable	—	227
Other accrued liabilities	2,379	2,578

Total current liabilities	29,620	28,144
Long-term debt	20,000	25,150
Deferred tax liability	4,780	4,281

Total liabilities	54,400	57,575
Shareholders' equity:
Preferred stock, no par value; authorized 10,000 shares; None issued	—	—
Common stock, no par value; authorized 50,000 shares; Issued and outstanding Feb. 24, 2001: 13,600 shares, May 27, 2000: 13,312 shares	94,079	89,138
Retained earnings	37,034	12,593

Total shareholders' equity	131,113	101,731

Total liabilities and shareholders' equity	$185,513	$159,306

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Feb. 24, 2001	Feb. 26, 2000	Feb. 24, 2001	Feb. 26, 2000
Net sales	$44,446	$39,674	$153,831	$109,654
Cost of sales	30,012	32,144	100,695	89,885

Gross profit	14,434	7,530	53,136	19,769
Operating expenses:
Engineering	1,330	1,158	4,089	3,269
Selling, general and administrative	3,351	2,983	10,452	7,874

Total operating expenses	4,681	4,141	14,541	11,143
Operating income	9,753	3,389	38,595	8,626
Interest and other income (expense), net	669	(673)	1,470	(2,254)

Income before income taxes	10,422	2,716	40,065	6,372
Income tax expense	(4,065)	(1,059)	(15,625)	(2,485)

Net income	$6,357	$1,657	$24,440	$3,887

Net income per share:
Basic	$0.47	$0.17	$1.81	$0.40

Diluted	$0.44	$0.16	$1.69	$0.39

Shares used in per share calculations:
Basic	13,574	9,701	13,511	9,642

Diluted	14,308	10,230	14,497	10,001

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	Feb. 24, 2001	Feb. 26, 2000
Cash flows from operating activities:
Net income	$24,440	$3,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,947	6,129
Tax benefit related to exercise of nonqualified stock options	2,848	171
Deferred income taxes	6,540	2,485
Contribution of common stock to defined contribution plan	519	894
Other	1,305	269
Changes in assets and liabilities:
Accounts receivable	(616)	(4,506)
Inventories	(1,974)	(2,669)
Other current assets	(1,556)	32
Accounts payable	1,841	1,221
Accrued compensation	61	1,206
Income taxes payable	(883)	—
Other accrued liabilities	213	260

Net cash provided by operating activities	39,685	9,379

Cash flows from investing activities:
Short-term investments:
Purchases	(77,780)	—
Maturities	28,205	7,507
Capital expenditures	(19,749)	(7,315)
Net proceeds from sale-leaseback of equipment	—	4,492
Proceeds from sale of assets	240	171

Net cash (used in) provided by investing activities	(69,084)	4,855

Cash flows from financing activities:
Principal payments on long-term debt	(5,150)	(4,000)
Proceeds from exercise of stock options	1,575	430

Net cash used in financing activities	(3,575)	(3,570)

(Decrease) increase in cash and cash equivalents	(32,974)	10,664
Cash and cash equivalents at beginning of period	61,615	5,874

Cash and cash equivalents at end of period	28,641	16,538
Short-term investments	49,575	—

Cash, cash equivalents and short-term investments at end of period	$78,216	$16,538

Supplemental Disclosures:
Cash paid for:
Interest	$1,441	$1,756
Taxes	6,840	—

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

    The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine months ended February 24, 2001 are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications have been made to prior years' data to conform to the current year's presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity. Share information of the prior periods has been restated to reflect the 3 for 2 stock split that occurred in the first quarter of fiscal 2001.

    The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 2001 is a 52-week year ending May 26, 2001 and fiscal year 2000 was a 52-week year ended May 27, 2000.

Note 2. INVENTORIES

	Feb. 24, 2001	May 27, 2000
Raw materials	$888	$805
Work in process	2,779	4,552
Finished goods	7,747	4,083

Total	$11,414	$9,440

Note 3. PROPERTY, PLANT AND EQUIPMENT

	Feb. 24, 2001	May 27, 2000
Land	$2,190	$2,190
Buildings and grounds	27,996	26,721
Machinery and equipment	95,517	86,319
Construction in progress	3,331	177

	129,034	115,407
Less accumulated depreciation	(60,771)	(58,396)

Property, plant and equipment, net	$68,263	$57,011

Note 4. NET INCOME PER SHARE

    Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options outstanding during the period. Incremental shares of 733,665 and 985,933 related to outstanding stock options, were included in the calculations of diluted net income per share for the third quarter and first nine months of fiscal year 2001, respectively.

Note 5. EVENTS SUBSEQUENT TO MAY 27, 2000

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

    On February 26, 2001, the Company renewed an unsecured line of credit from US Bank, increasing it from $8.0 million to $15.0 million. This renewal will expire in February 2002. Borrowings under this line of credit would bear interest at the bank's prime rate or alternative LIBOR based rates available at the time of borrowing.

    On March 29, 2001, the Board of Directors authorized a stock repurchase program that allows the Company, at management's discretion, to purchase up to 650,000 shares of Merix common stock, through May 2002. No purchases have been made to date.

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

Results of Operations

Net Sales

    Our net sales for the third quarter of fiscal 2001 were $44.4 million, which represented an increase of 12.0% from net sales of $39.7 million in the third quarter of fiscal 2000. The increase in net sales for the quarter was the result of a favorable sales mix which offset lower unit shipments. The favorable sales mix resulted from higher levels of advanced technology printed circuit boards and higher levels of premium revenue, both of which have higher average selling prices. Premium revenue, consisting of both prototype and compressed lead-time volume orders, comprised 31.8% of net sales in the third quarter of fiscal 2001 compared to 20.5% in the third quarter fiscal 2000 net sales. Lower unit shipments were in response to decreased customer demand.

    Net sales for the first nine months of fiscal 2001 were $153.8 million, which represented an increase of 40.2% from net sales of $109.7 million in the first nine months of fiscal 2000. The increase in year-to-date sales was due to higher levels of premium revenues and higher levels of advanced technology printed circuit boards, both yielding higher average selling prices. Premium revenue, consisting of both prototype and compressed lead-time volume orders, comprised 36.8% and 21.8% of net sales in the first nine months of 2001 and 2000, respectively. Sales in the communications market segment was the primary driver behind increased sales during the first nine months of fiscal 2001.

    Beginning December 2000, we experienced a slowdown in demand from our customers, including a reduction in demand for compressed lead-time volume orders as well as the postponement or cancellation of orders previously placed. We also recently received notice of termination of a key customer supply agreement. Future demand and product pricing are dependent upon a variety of factors including, product mix, levels of advanced technology and premium revenues, competitive pressure in the circuit board industry, and economic conditions affecting the electronics industry in general and the markets we serve. The current uncertainty regarding the level and timing of an economic recovery in our product markets and volatility in our customer forecasts makes our forecasting inherently less reliable than in prior periods. However, we expect sales in the fourth quarter to be significantly less than that in each of the first three quarters of fiscal 2001.

    Our 90-day backlog was approximately $25.4 million at February 24, 2001, compared to approximately $40.5 million at November 25, 2000 and $35.4 million at May 27, 2000. The level and timing of orders placed by our customers vary due to many factors, including customer attempts to manage inventory, changes in customers' manufacturing strategies and variation in demand for customer products. Accordingly, our backlog is not necessarily indicative of future financial results.

    Our five largest original equipment manufacturer, or OEM, customers represented 63.3% of net sales in the third quarter of fiscal 2001 and 67.2% of net sales in the third quarter of fiscal 2000. Our five largest OEM customers represented 64.2% of net sales in the first nine months of fiscal 2001 and 68.1% of net sales in the first nine months of fiscal 2000. Our sales to OEMs include sales made through contract manufacturers. Our sales to contract manufacturers were 54.1% of net sales in the third quarter of fiscal 2001 and 58.7% of net sales in the third quarter of fiscal 2000. Our sales to contract manufacturers were 56.9% of net sales in the first nine months of fiscal 2001 and 53.2% of net sales in the first nine months of fiscal 2000. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could materially reduce our sales.

    The following table shows, for the periods indicated, the percentage of our net sales to the principal end-user markets we serve ($ in thousands):

	Three Months Ended				Nine Months Ended
	February 24, 2001		February 26, 2000		February 24, 2001		February 26, 2000
Market Segments
Communications	58%	$25,556	52%	$20,560	58%	$89,734	50%	$54,478
Computers	24	10,845	22	8,964	19	29,376	23	25,884
Test and Instruments	16	7,200	23	9,115	21	31,646	24	26,072
Other	2	845	3	1,035	2	3,075	3	3,220

Total	100%	$44,446	100%	$39,674	100%	$153,831	100%	$109,654

Gross Profit

    Our gross margin was 32.5% in the third quarter of fiscal 2001 compared to 19.0% in the third quarter of fiscal 2000 and was 34.5% in the first nine months of fiscal 2001 compared to 18.0% in the first nine months of fiscal 2000. Gross profit increased in both the third quarter and first nine months of fiscal 2001 due to a favorable product mix and cost reductions. Our product mix was favorable because we produced a greater proportion of advanced technology printed circuit boards and premium orders, which provide significantly higher gross margins. Our cost reductions included higher production yields, manufacturing process improvements and lower raw material and supply costs.

    We expect product shipments in the last quarter of fiscal 2001 to be significantly less than each of the first three quarters of fiscal 2001 and also expect a significant amount of fourth quarter shipments to come from our finished goods inventory build-up from the end of the third quarter. Accordingly, we expect our gross profit in the fourth quarter of fiscal 2001 to decrease significantly compared to the first nine months of fiscal 2001 since reduced manufacturing volumes will adversely affect manufacturing capacity utilization resulting in lower absorption of overhead costs. Shipments are expected to decrease due to reduced customer demand. Our gross profit may also be affected by various other factors including product mix, production yields, price changes and changes in our cost structure.

Engineering

    Our engineering expenses were $1.3 million in the third quarter of fiscal 2001 and $1.2 million in the third quarter of fiscal 2000, representing 3.0% and 2.9% of our net sales, respectively. Our engineering expenses were $4.1 million in the first nine months of fiscal 2001 and $3.3 million in the first nine months of fiscal 2000, representing 2.7% and 3.0% of our net sales, respectively. Engineering expenses increased in the third quarter and first nine months of fiscal 2001 due to increased headcount required to support higher production levels and capacity expansion activities.

Selling, General and Administrative

    Our selling, general and administrative expenses were $3.4 million in the third quarter of fiscal 2001 and $3.0 million in the third quarter of fiscal 2000, representing 7.5% of our net sales for both periods. The increase in selling, general and administrative expenses in the third quarter of fiscal 2001 was due to an increase in bad debts provision and increased sales and administrative headcount required to support our growth, offset by a reduction in selling expenses and incentive compensation.

    Selling, general and administrative expenses in the first nine months of fiscal 2001 were $10.5 million and $7.9 million in the first nine months of fiscal 2000, representing 6.8% and 7.2% of our net sales, respectively. The increase in selling, general and administrative expenses during year-to-date fiscal 2001 was due to increases in sales and administrative headcount supporting our growth, bad debt provision, incentive compensation and selling expense.

Interest and Other Income (Expense), net

    Our interest and other income (expense), net was $0.7 million in the third quarter of fiscal 2001 and $(0.7) million in the third quarter of fiscal 2000. Interest and other income (expense), net was $1.5 million in the first nine months of fiscal 2001 and $(2.3) million in the first nine months of fiscal 2000. The change principally resulted from changes in interest income and interest expense. Interest income increased in the third quarter of fiscal 2001 and in the nine months of fiscal 2001 due to higher levels of cash and short-term investments, primarily due to $41.3 million net proceeds from the May 2000 offering of our common stock and increased cash flow from operations. Interest expense decreased in the third quarter of fiscal 2001 and during the nine months of fiscal 2001 due to scheduled principal payments on long-term debt.

Income Taxes

    Our effective tax rate was approximately 39% in the first nine months of fiscal 2001 and during fiscal 2000.

    The Internal Revenue Service has examined our federal income tax returns for fiscal years 1995, 1996 and 1997. Their proposed adjustments are principally related to the timing of deductions. We are currently appealing some of their proposed adjustments. We expect the resolution of these issues to result in the payment of previously deferred federal and state income taxes and interest on these taxes. These tax and interest payments could range from $1.5 million to $2.0 million and are not expected to affect income tax expense.

Liquidity and Capital Resources

    Cash provided by operating activities in the first nine months of fiscal 2001 was $39.7 million, consisting primarily of net income for the period adjusted for depreciation and amortization, deferred income taxes, and the tax benefit of stock option exercises, offset by a $2.9 million increase in working capital. Working capital increased largely due to a build-up of finished goods inventory caused by customer requests for the push-out of existing sales orders and an increase in accrued interest on short-term investments.

    Cash used in investing activities in the first nine months of fiscal 2001 was $69.1 million, used primarily for the purchase of short-term investments and expenditures for manufacturing buildings and equipment supporting the capacity expansion program, offset by maturities of short-term investments. Capital commitments at February 24, 2001 were approximately $24.8 million, primarily for manufacturing equipment.

    Cash used in financing activities in the first nine months of fiscal 2001 was $3.6 million, which primarily consisted of principal payments on our senior unsecured notes partially offset by proceeds from the exercise of stock options.

    We have $28.0 million outstanding under 7.9% senior unsecured notes held by two insurance companies, with interest payable semi-annually. Semi-annual principal payments of $4.0 million are due in September and March, with a final principal payment of $8.0 million due in September 2003. The notes contain certain financial covenants, including minimum net worth, debt ratio and interest coverage and a make-whole provision covering potential prepayment penalties. As of February 24, 2001, we were in compliance with all covenants.

    On February 26, 2001, we renewed an unsecured line of credit from a bank, increasing it from $8.0 million to $15.0 million. This credit facility expires in February 2002. Borrowings under this line of credit would bear interest at the bank's prime rate or alternative LIBOR based rates available at the time of borrowing. To date, we have not made any borrowings under this credit facility.

    On March 29, 2001, the Board of Directors authorized a stock repurchase program that allows the Company, at management's discretion, to purchase up to 650,000 shares of Merix common stock, through May 2002. No purchases have been made to date.

Capacity Expansion

    We continue to execute on our expansion plans, although at a slower pace than originally planned. Our expansion projects, announced in March and July of 2000, are expected to increase production capacity by approximately 100% and will cost approximately $90.0 million. Pursuant to these expansion projects, we entered into a lease agreement for a 90,000 square foot facility in Wood Village, Oregon. Consistent with the current reduction in demand for our product, we have delayed the completion of the initial phase of this new facility until the spring of 2002. Full capacity is now expected to be available in 2004. Upon the completion of these expansion projects, we expect that our manufacturing facilities will support a revenue run rate of approximately $400.0 million annually. We expect to fund our expansion projects with existing capital resources, internally generated funds and lease financing.

    Our planned capacity expansions involve significant risks. For example, we may encounter construction delays, equipment delays, labor shortages or disputes and production start-up problems that could prevent us from meeting our customers' delivery schedules. We also expect to incur new fixed operating expenses associated with our expansion efforts, including increases in depreciation expenses and lease expenses. If our revenues do not increase sufficiently to offset these expenses, our operating results may be harmed. In addition, the electronics industry has historically been cyclical and is currently experiencing a significant economic downturn characterized by diminished product demand and over-capacity. The current unfavorable economic conditions affecting the electronics industry in general may affect our ability to successfully utilize our additional manufacturing capacity in an effective manner, which could adversely affect our operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not currently use derivative financial instruments for speculative purposes that expose us to market risk. We are exposed to fair value risk due to changes in interest rates with respect to our outstanding debt and short-term investments in marketable securities. Information required by this item is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
See the Exhibit Index for the exhibits filed as part of this report.

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended February 24, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of April, 2001.

MERIX CORPORATION
By:	/s/ JANIE S. BROWN Janie S. Brown Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-77348).
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended May 31, 1997).
4.1	Instruments defining the rights of security holders (included in the Articles of Incorporation and Bylaws filed as Exhibits 3.1 and 3.2 respectively).
10.34	Promissory Note dated February 26, 2001 between the Company and U.S. Bank National Association (filed herewith).

QuickLinks

MERIX CORPORATION FORM 10-Q TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION MERIX CORPORATION BALANCE SHEETS (in thousands)
MERIX CORPORATION STATEMENTS OF OPERATIONS (Unaudited, in thousands, except per share amounts)
MERIX CORPORATION STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
MERIX CORPORATION NOTES TO FINANCIAL STATEMENTS (Dollars in thousands)
  Note 1. BASIS OF PRESENTATION
  Note 2. INVENTORIES
  Note 3. PROPERTY, PLANT AND EQUIPMENT
  Note 4. NET INCOME PER SHARE
  Note 5. EVENTS SUBSEQUENT TO MAY 27, 2000
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Liquidity and Capital Resources
  Risk Factors Affecting Business and Results of Operations
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX