Form 10-K
period 2001-05-26
MERIX CORP
filed 2001-08-17
CIK 921365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 26, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23818

MERIX CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-1135197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1521 Poplar Lane, Forest Grove, Oregon	97116
(Address of principal executive offices)	(Zip Code)

(503) 359-9300
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
Series A Preferred Stock Purchase Rights

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒  No  ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☐

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 25, 2001 was $299.0 million based upon the composite closing price of the Registrant’s Common Stock on the Nasdaq National Market System on that date. For purposes of this computation, all executive officers and directors have been deemed affiliates. This shall not be deemed an admission that such persons are affiliates.

          The number of shares of the Registrant’s Common Stock outstanding as of July 25, 2001 was 13,710,851 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s proxy statement in connection with its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

MERIX CORPORATION
FORM 10-K

PART I

ITEM 1.     BUSINESS.

          In this report, the terms “Merix,” “Company,” “we,” “us,” and “our” refer to Merix Corporation. Merix, an Oregon corporation, was formed in March 1994. We are a leading manufacturer of technologically advanced electronic interconnect solutions for use in sophisticated electronic equipment. Our principal products are complex multilayer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. We focus on providing our solutions to manufacturers of technologically advanced electronic products within selected high growth segments of the electronics industry, including communications, computing, and test and measurement. We provide our customers with an integrated interconnect manufacturing solution that includes quick-turn prototypes, pre-production and volume production of printed circuit boards and backplanes. Our major and emerging customers include leading original equipment manufacturers, or OEMs, and contract manufacturers in the electronics industry.

Industry Overview

          Printed circuit boards consist of patterns of electrical circuitry etched from copper that have been laminated on a board of insulating material. They are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. Printed circuit boards are customized for specific electronic applications and are sold to OEMs and contract manufacturers in volumes that range from several units for prototypes to small quantities for pre-production to large quantities for volume production. Quick-turn prototypes are used in the design, test and launch phases of new electronic products and require rapid manufacturing, with delivery times ranging from as little as 24 hours to as long as 10 days. Larger volumes of printed circuit boards are needed as a product progresses past the testing and design phases and into pre-production and then volume production.

          Printed circuit boards are used in virtually all electronic equipment from consumer products, such as personal computers, cellular telephones and televisions, to high-end commercial electronic equipment, such as data communication routers and switches, data storage devices, wireless base stations, computer workstations and network servers. Typically, printed circuit boards used in consumer electronic products are less technologically sophisticated, employing lower layer counts and lower performance materials and requiring less manufacturing sophistication than printed circuit boards used in high-end commercial equipment.

          We manufacture complex multilayer printed circuit boards primarily for use in high-end commercial equipment. We are capable of producing, in volume, technologically sophisticated printed circuit boards of up to 40 layers utilizing high performance, mixed dielectric materials. We are also a leading supplier of advanced, thermally enhanced products for wireless base stations and high-speed optical networking lasers. Our advanced manufacturing capabilities uniquely position us to serve the communications, computing and test and measurement segments of the electronics industry. These industry segments are characterized by rapid technological change and short product life-cycles as OEMs continually develop new and technologically superior products. High-end commercial equipment manufacturers require more complex multilayer printed circuit board solutions with advanced materials, narrow line widths and separations of copper traces, precision cavities and small diameter vias and through-holes to connect internal circuitry.

          Manufacturing increasingly sophisticated electronic interconnect products requires substantial investment in advanced production facilities, engineering and manufacturing expertise and process technology. These capital and technology requirements have led to consolidation in recent years, reducing the number of printed circuit board manufacturers in the United States from approximately 950 in 1992 to approximately 680 in 2000. Despite this consolidation, the printed circuit board market remains fragmented, and we expect consolidation to continue. Of the approximately 680 printed circuit board manufacturers in the United States in 2000, only thirteen independent manufacturers had revenues in excess of $100 million, and these manufacturers comprised 54% of the domestic printed circuit board market.

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

          Emerging Markets.    Although current demand is down, the demand for more complex multilayer printed circuit boards is driven by the long-term expansion of traditional markets for high-end commercial electronic equipment, such as communications, computing and test and measurement. We believe that these emerging markets will continue to grow as a result of technological changes, demands for wider variety of electronic product features, greater bandwidth and increasingly powerful electronic components, however, growth will be at a slower pace than experienced in recent years.

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

          Increased Demand for Integrated Products and Services.    The accelerated time-to-market and time-to-volume needs of OEMs of high-end equipment have resulted in increased collaboration with interconnect providers that can offer engineering support in the design phase and manufacturing scalability throughout the product life-cycle. Many OEMs are limiting their vendor base to a smaller number of technically qualified providers that are able to offer a broad range of interconnect products and services.

Products and Services

          We offer a broad range of products and services designed to meet our customers’ needs for complex multilayer printed circuit boards and backplanes. Our products and services span the period from product conception through volume production and include the following:

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

          Volume Production.    Volume production is characterized by standard lead times of six to eight weeks, as printed circuit boards move to full-scale commercial production. At this stage of production, quality, on-time delivery, process capability and price are the factors most important to our customers. Our engineering capability enables us to produce, in volume, technologically sophisticated printed circuit boards of up to 40 layers utilizing high performance materials and leading edge fabrication techniques. In addition, our manufacturing process controls enable us to meet the accelerated time-to-market and time-to-volume requirements of our customers.

          Backplanes.    We produce backplanes for our customers. Backplanes are generally larger and thicker printed circuit boards on which connectors are mounted to interconnect printed circuit boards, integrated circuits and other electronic components. In addition to providing backplane fabrication services, we also perform radio frequency testing services to evaluate the performance of backplane circuits across a spectrum of frequencies.

Markets and Customers

          The following table shows, for the periods indicated, the percentage of our net sales to the principal market segments we serve:

	Fiscal Years
	2001	2000	1999
Market Segments:
Communications	59.4%	51.7%	37.9%
Computing	19.2	21.3	32.8
Test and Measurement	19.3	24.2	25.4
Other	2.1	2.8	3.9

Total	100.0%	100.0%	100.0%

          Our five largest OEM customers during fiscal 2001, in alphabetical order, were Cisco Systems, Lucent Technologies, Motorola, Storage Technology Corp., and Teradyne. Our five largest OEM customers comprised 64.1%, 67.5% and 67.8% of our net sales during fiscal 2001, 2000 and 1999, respectively. In fiscal 2001 and 2000, Cisco Systems, Motorola and Teradyne each accounted for more than 10% of our net sales. Cisco Systems, Hewlett-Packard, Motorola and Tektronix each accounted for more than 10% of our net sales in fiscal 1999. We expect to continue to depend on a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could reduce our revenues. In the second half of fiscal 2001, we experienced significantly lower levels of orders from our major customers. See “Management Discussion and Analysis of Financial Condition and Results of Operations.”

          Our sales to OEMs include sales made through contract manufacturers that assemble components on our products for resale to OEMs. Approximately 52.9%, 54.8% and 31.2% of our net sales were through our contract manufacturing customers in fiscal 2001, 2000 and 1999, respectively.

Sales and Marketing

          We market our products through a field-based direct sales force, field application engineers, manufacturers’ representative firms and customer service personnel. We employ field application engineers in regions across the U.S, who serve as the technical interface between Merix and customers’ design engineering teams. Our field application engineers integrate into the customers’ design teams as technical experts, providing information and modeling data to assure that the final printed circuit board design meets certain electrical performance requirements, cost goals, and design guidelines for manufacturability. We are also represented by independent manufacturers’ representative firms in the United States, Europe and Canada.

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

          We rely on our suppliers for laminates and raw materials to complete our customers’ purchase orders. Although we work with our customers and suppliers to minimize the impact of shortages in materials, we have occasionally experienced short-term effects due to price fluctuations and delayed shipments. If a significant shortage of raw materials or laminates were to occur, our operating results would be materially adversely affected. We also depend on a small number of suppliers for many of the raw materials and laminates that we use in our business. If we were unable to continue to purchase these raw materials and laminates from our suppliers, our operating results would be materially adversely affected.

Manufacturing and Technology

          The increasing complexity of electronic products has driven technological advancements in interconnect products and has placed increasingly more difficult demands on the manufacturing process. We have invested in production technology to manufacture dense multilayer printed circuit boards utilizing advanced fabrication processes and high performance materials in volume production, with excellent reliability. We employ numerous advanced manufacturing techniques and systems, including automated imaging systems, conveyorized automated optical inspection, computer controlled hot oil vacuum lamination, high-speed computer controlled drilling and routing, automated registration optimizers, periodic reverse pulse metal plating, photoimageable solder mask processing, dual-sided access electrical testing and surface coating. Our execution of these techniques enables us to manufacture complex printed circuit boards of consistent quality in high-volume and on a timely basis.

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

          To organize and track our orders, materials and processes, we have developed a proprietary computer-integrated manufacturing system called the Computer On-Line Loading and Tracking system. This system tracks all phases and aspects of shop-floor production in real time, delivering crucial information to every decision point using online statistical process control tools and helps us analyze and continually improve our products and processes.

          We are members of the Advanced Embedded Passive Technology Consortium funded by the National Institute of Standards and Technology and administered by the National Center for Manufacturing Sciences. This consortium was designed to develop new materials, tools and manufacturing techniques for embedding the majority of passive electrical devices, such as resistors and capacitors, into the structure of a printed circuit board. This new technology should reduce costs and space requirements and improve the reliability and performance of many electrical devices. We believe our participation in this project will help us maintain our technology leadership and provide us with additional funding for our engineering research in this area of interconnect product development.

Competition

          We believe our major competitors are the large U.S. and international independent producers that also manufacture multilayer printed circuit boards and provide backplane and other electronic assemblies, such as Dynamic Details Inc., Honeywell, Multek (a division of Flextronics International Ltd.), Sanmina, TTM Technologies Inc. and Viasystems.We believe our ability to compete successfully depends upon a number of factors, including our responsiveness to customers in delivery and service, our technological capability, our product quality and our pricing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Affecting Business and Results of Operations.”

Backlog

          Our 90-day backlog was approximately $15.5 million at the end of fiscal 2001, $35.4 million at the end of fiscal 2000 and $18.0 million at the end of fiscal 1999. A substantial portion of our backlog is typically scheduled for delivery within 60 days.

          The level and timing of orders placed by our customers vary due to a number of factors, including customer attempts to manage inventory, changes in customer manufacturing strategies and variations in demand for customer products. Because we do not generally obtain long-term purchase orders or commitments from our customers, we must anticipate the future volume of orders based on discussions with our customers. We rely on our estimates of anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A customer may cancel, reduce or delay orders that were previously made or anticipated. A significant portion of our backlog at any time may be subject to cancellation or postponement without penalty. We may not be able to timely replace canceled, delayed or reduced orders. In the second half of fiscal 2001, we experienced significant shortfalls between our forecasts of orders and actual orders, and higher levels of customer order deferrals and cancellations. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could lead to under-utilization of our installed capacity and harm our results of operations. In the near term, we expect our forecasting ability to be less accurate than it has been in prior periods.

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

Employees

          As of May 26, 2001 we had a total of 1,059 employees, all of which were regular employees. None of our employees is represented by a labor union. We have never experienced an employee-related work stoppage. We believe our relationship with our employees is good.

Executive Officers

          The following table sets forth certain information with respect to our executive officers:

Executive Officers	Age	Position
Mark R. Hollinger	43	Chief Executive Officer, President and Director
Janie S. Brown	56	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Anaya K. Vardya	38	Senior Vice President of Operations
Daniel T. Olson	46	Vice President of Sales and Marketing

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

          Janie S. Brown has served as Senior Vice President since January 2001, Secretary since September 1999, Chief Financial Officer since August 1998 and Treasurer since September 1997. Ms. Brown served as Vice President from April 1996 to January 2001 and as Corporate Controller from June 1995 until August 1998. From September 1982 until joining Merix, Ms. Brown held various positions, including audit partner, with Deloitte & Touche LLP.

          Anaya K. Vardya has served as Senior Vice President of Operations since January 2001 and Vice President of Operations from December 1999 to January 2001. Mr. Vardya joined Merix in October 1997 as Director of Forest Grove Operations. Prior to joining Merix, Mr. Vardya was the Corporate Development Manager for Continental Circuits Corporation from November 1994 to October 1997. From 1985 to 1994, Mr. Vardya held a number of positions with IBM, including Engineering Manager for IBM’s Austin, Texas facility.

          Daniel T. Olson has served as Vice President of Sales and Marketing since October 1999. From 1992 to April 1999, Mr. Olson held various positions, including Director of Strategic Business for the Electronics Business Group of MacDermid, Inc. From 1982 to 1991, Mr. Olson served in a number of sales roles, including National Sales Manager, for Olin Corporation.

ITEM 2.     PROPERTIES.

          We currently manufacture all of our products on our 73-acre Forest Grove campus, which includes approximately 243,000 square feet of manufacturing facilities and a 62,500 square foot training and administration facility. Our manufacturing facility is ISO 9002 certified, and we use total quality management systems to meet the highest industry standards for product quality.

          We are engaged in a capacity expansion program and are constructing a leased manufacturing facility located at Wood Village, Oregon with approximately 90,000 square feet. This facility is expected to begin production in March 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capacity Expansion.”

ITEM 3.     LEGAL PROCEEDINGS.

          We are not involved in any material litigation. From time to time we may be involved in litigation arising in the normal course of our business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          We did not submit any matters to a vote of our stockholders during the fourth quarter of fiscal year 2001.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          Our common stock is traded on the Nasdaq National Market under the symbol “MERX.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal year 2001:
Quarter 4	$25.76	$11.00
Quarter 3	41.25	10.63
Quarter 2	69.00	23.31
Quarter 1	49.75	17.21

Fiscal year 2000:
Quarter 4	$20.25	$ 9.92
Quarter 3	15.25	6.62
Quarter 2	9.50	6.17
Quarter 1	7.59	3.79

          As of July 25, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $22.16 per share. As of July 25, 2001, there were approximately 81 shareholders of record and approximately 4,800 beneficial shareholders of our common stock.

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

ITEM 6.     SELECTED FINANCIAL DATA.

	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$183,900	$155,872	$113,982	$178,620	$156,184
Net income (loss)	26,597	7,458	(20,681)	2,138	321
Basic net income (loss) per share*	$ 1.96	$ .76	$ (2.20)	$ 0.23	$ 0.03
Diluted net income (loss) per share*	$ 1.84	$ .72	$ (2.20)	$ 0.23	$ 0.03

Balance Sheet Data:
Working capital	$ 65,970	$ 73,540	$ 14,322	$ 40,755	$ 45,586
Total assets	175,687	159,306	109,383	135,168	130,449
Long-term debt, less current portion	16,000	25,150	34,299	40,000	42,390
Shareholders’ equity	134,194	101,731	50,326	70,191	67,416

*	Restated for the three-for-two stock split effected August 25, 2000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

          Our fiscal year consists of either the 52 or 53-week period ending on the last Saturday in May. Fiscal years 2001, 2000 and 1999 were 52-week years. For convenience, all of our fiscal years are presented as ended on May 31.

          Throughout 2001, we continued our focus on customers who require advanced technology printed circuit boards and we were able to increase average selling prices by increased higher technology sales and higher levels of premium revenue. Our premium revenue consists of both compressed lead-time and quick turn prototype and pre-production revenues. In the first half of fiscal 2001 we continued to experience high customer demand and a focus on the availability of capacity rather than product price. Approximately 39% of our sales in the first half of 2001 were premium revenues, consisting of quick turn prototype and pre-production and compressed lead-time volume orders.

          In the second half of 2001 demand for volume production and pre-production declined significantly. Approximately 29% of sales in the second half were premium revenues, which primarily reflected a relatively high demand for quick turn prototypes. We also significantly expanded our customer base in the second half, adding 27 new customers and many new programs. Many of these new customers are relatively small companies, and our future business with these customers may be significantly affected by their ability to continue to obtain financing.

Results of Operations (Dollars in thousands)

          Results of operations information in dollars and as a percentage of net sales are as follows:

	Years Ended May 31,			Percentage of Net Sales
	2001	2000	1999	2001	2000	1999
Net sales	$183,900	$155,872	$113,982	100.0%	100.0%	100.0%
Cost of sales	126,104	125,456	110,534	68.6	80.5	97.0

Gross profit	57,796	30,416	3,448	31.4	19.5	3.0
Operating expenses:
Engineering	5,360	4,488	4,100	2.9	2.9	3.6
Selling, general and administrative	13,371	11,184	9,045	7.3	7.2	7.9
Restructuring	—	—	21,750	—	—	19.1

Total operating expenses	18,731	15,672	34,895	10.2	10.1	30.6

Operating income (loss)	39,065	14,744	(31,447)	21.2	9.4	(27.6)
Interest income	4,460	922	912	2.4	0.6	0.8
Interest expense	(2,034)	(3,052)	(2,906)	(1.0)	(2.0)	(2.5)
Other income (expense), net	(102)	(386)	85	(0.1)	(0.2)	0.1

Income (loss) before taxes	41,389	12,228	(33,356)	22.5	7.8	(29.2)
Income tax (expense) benefit	(14,792)	(4,770)	12,675	(8.0)	(3.0)	11.1

Net income (loss)	$ 26,597	$ 7,458	$ (20,681)	14.5%	4.8%	(18.1)%

Comparison of Fiscal Years 2001 and 2000

Net Sales

          Our net sales were $183.9 million in fiscal 2001, an increase of 18.0% from net sales of $155.9 million in fiscal 2000. The increase in net sales for the year was primarily the result of a favorable sales mix partially offset by lower volume unit shipments, especially in the second half of fiscal 2001. The favorable sales mix resulted from a higher percentage of more technologically advanced printed circuit boards and premium revenue, both of which have higher average sales prices compared to the sales mix in the prior year. In the first half of fiscal 2001, premium revenues resulted primarily from compressed lead-time volume orders as customers focused on availability of capacity rather than pricing. In the last half of fiscal 2001, consistent with industry trends, we experienced a downturn in customer demand for volume orders, but realized an increase in demand for prototype orders. Premium revenue, consisting of both prototype and compressed lead-time volume orders, comprised 34.8% of net sales in fiscal 2001 compared to 23.1% in fiscal 2000.

          Sales in the communications market segment increased in dollars and as a percentage of sales in fiscal 2001 compared to fiscal 2000. The number of communications customers has increased from approximately 30 in fiscal 2000 to approximately 47 in fiscal 2001. See “Business—Markets and Customers.”

          Our five largest OEM customers comprised 64.1% of our net sales in fiscal 2001, compared to 67.5% in fiscal 2000. Our sales to OEMs include sales made through contract manufacturers. Sales through contract manufacturers were 52.9% of our net sales in fiscal 2001 compared to 54.8% in fiscal 2000. Three customers each accounted for more than 10% of our net sales in fiscal 2001and 2000. See “Business—Markets and Customers.”

          The favorable growth in revenues during fiscal 2001 as compared to fiscal 2000 is not necessarily indicative of results to be expected for future periods and we are unable during this time of low visibility to forecast revenues for periods beyond the next quarter. Future demand and product pricing are dependent upon a variety of factors including product mix and demand for quick-turn orders, competitive pressure in the circuit board industry, and economic conditions affecting the electronics industry in general and the markets we serve. The current uncertainty regarding the level and timing of an economic recovery in our product markets and volatility in our customer forecasts makes our forecasting inherently less reliable than in prior periods.

Gross Profit

          Our gross profit as a percentage of sales, or gross margin, was 31.4% in fiscal 2001 and 19.5% in fiscal 2000. Gross margin increased in fiscal 2001 primarily due to a favorable product mix and cost reductions. Our product mix was favorable because we produced a greater proportion of advanced technology printed circuit boards and premium orders, which provide significantly higher gross margins. Our cost reductions consisted of higher production yields, manufacturing process improvements and lower raw material and supply costs because of better supplier arrangements. The effect of cost reductions and a favorable product mix on gross margin in fiscal 2001 was partially offset by a significant decline in capacity utilization in the second half of fiscal 2001.

Engineering

          Our engineering expenses were $5.4 million in fiscal 2001 and $4.5 million in fiscal 2000, representing 2.9% of our net sales in each of those periods. The increase in engineering expense in fiscal 2001 resulted primarily from increased headcount required to support the higher technology products manufactured, higher production levels in the first half of fiscal 2001 and capacity expansion activities.

Selling, General and Administrative

          Our selling, general and administrative expenses were $13.4 million and $11.2 million in fiscal 2001 and fiscal 2000, respectively, representing 7.3% and 7.2% of our net sales in those periods. The increase in selling, general and administrative expense resulted primarily from an increased provision for bad debts, increases in sales and administrative headcount required to support our growth in the first half of fiscal 2001 and increased reserves for out-of-warranty costs.

Interest Income

          Interest income increased to $4.5 million in fiscal 2001 from $922,000 in fiscal 2000 due to the short-term investment of the $41.3 million proceeds from the May 2000 public offering of common stock as well as cash generated from operations during fiscal 2001.

Interest Expense

          Interest expense declined to $2.0 million in fiscal 2001 from $3.1 million in fiscal 2000 primarily due to $9.2 million in principal payments on long-term debt and the capitalization of approximately $296,000 of interest costs related to the capacity expansion projects. Capitalized interest will be amortized over the lives of the buildings and equipment to which it relates.

Other Income (Expense), Net

          Other income (expense), net, was ($102,000) in fiscal 2001, compared to ($386,000) in fiscal 2000. The decrease in other expense was primarily due to greater losses on the disposal of manufacturing equipment in fiscal 2000.

Income Taxes

          Our effective tax rate was approximately 35.7% in fiscal 2001 compared to 39.0% in 2000. The reduction in the effective tax rate was due to benefits recorded in fiscal 2001 from foreign sales exclusion and the resolution of IRS tax issues. We expect our effective tax rate for fiscal 2002 to approximate 38.5%.

          The Internal Revenue Service has examined our federal income tax returns for fiscal years 1995, 1996 and 1997. This examination was closed during fiscal 2001 after a settlement was reached with the Internal Revenue Service.

Comparison of Fiscal Years 2000 and 1999

Net Sales

          Our net sales were $155.9 million in fiscal 2000, an increase of 36.8% from net sales of $114.0 million in fiscal 1999. The increase in net sales was primarily the result of higher levels of demand from new and existing customers as the electronic equipment industry recovered from the downturn of 1998. Additionally, our average selling prices rose in the latter half of fiscal 2000 as a result of a favorable sales mix, including increased levels of advanced technology printed circuit boards and quick-turn printed circuit boards. In the last half of fiscal 2000, we began to experience increased customer demand and an increased customer focus on the availability of capacity rather than product price. Net sales in fiscal 1999 included five months of sales from our Loveland manufacturing facility ($11.9 million), which we closed in October 1998, and nine months of sales from our Soladyne manufacturing facility ($5.6 million), which we sold in February 1999.

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

Liquidity and Capital Resources

          As of May 31, 2001, we had $26.8 million in cash and cash equivalents as well as $36.3 million in short-term investments.

          Cash provided by operating activities in fiscal 2001 was $47.8 million. Cash provided by operating activities consisted primarily of net income for the period, adjusted for depreciation and amortization and deferred income tax expense, and the net reduction in our investment in working capital for the year. Accounts receivable and inventories decreased as a result of the lower levels of sales and production in the later half of fiscal 2001. The deferred tax asset decreased due to the utilization of our net operating loss carryforward.

          Cash used in investing activities in fiscal 2001 was $75.9 million. Cash was used for the investment in short and long-term corporate securities and the purchase of manufacturing equipment and facilities pursuant to our capacity expansion program. We had capital commitments of approximately $23.6 million as of May 31, 2001, primarily for manufacturing equipment and leasehold improvements at Wood Village.

          Cash used in financing activities in fiscal 2001 was $6.8 million, used primarily for reductions in the principal balance of our senior unsecured notes.

          We had a secured note payable to Tektronix Inc. with $1.2 million outstanding at May 31, 2001, which bore interest at 7.5% per year. This note was paid in full in June 2001.

          We have $24.0 million outstanding under senior unsecured notes held by two insurance companies. Interest is payable semi-annually at 7.9%. Semi-annual principal payments of $4.0 million began in September 1999, with a final principal payment of $8.0 million due in September 2003. The notes contain certain financial covenants, including minimum net worth, debt ratio and interest coverage and a make-whole provision covering potential prepayment penalties. As of May 31, 2001, we were in compliance with all covenants.

          In February 2001, we obtained a $15.0 million unsecured line of credit from a bank, which expires in February 2002. Borrowings under this line of credit would bear interest at the bank’s prime rate or alternative LIBOR based rates available at the time of borrowing. We have not made any borrowings under this line of credit to date.

Capacity Expansion

          We have been actively engaged in the expansion of our production capacity and technological capabilities since the announcement of two capacity expansion projects totaling $90 million. The expansion projects include the addition of square footage at our Forest Grove facility, the construction of a 90,000 square foot leased manufacturing facility located in Wood Village, Oregon and significant expenditures on new manufacturing equipment. The completion of these projects is expected to increase our manufacturing production capacity by approximately 100% and be able to support a revenue run rate of over $400.0 million annually. Full capacity realization resulting from these expansion projects is expected to be available in the summer of 2004.

          We have incurred total costs of approximately $32.3 million related to these projects to date. We expect to fund our expansion projects with a combination of internally generated funds, invested capital and lease financing.

          Our planned capacity expansions involve significant risks. For example, we may encounter construction delays, equipment delays, labor shortages or disputes and production start-up problems that could prevent us from meeting our customers’ delivery schedules. We also expect to incur new fixed operating expenses associated with our expansion efforts, including increases in depreciation expenses and lease expenses. If our revenues do not increase sufficiently to offset these expenses, our operating results may be harmed. In addition, the electronics industry is cyclical and subject to significant economic downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. The electronics industry is currently experiencing a recessionary period. Unfavorable economic conditions affecting the electronics industry in general, or any of our major customers, may affect our ability to successfully utilize our additional manufacturing capacity in an effective manner, which could adversely affect our operating results.

          We believe that our existing capital resources and cash generated from operations should be sufficient to meet our working capital and capital expenditure requirements through at least the next 12 months.

Risk Factors Affecting Business and Results of Operations

          This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks described below and those listed from time to time in our other Securities and Exchange Commission reports or otherwise disclosed by us. These factors may cause our actual results to differ materially from any forward-looking statement.

          Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report, to conform them to actual results or to changes in our expectations.

If economic conditions decrease demand for electronic products or adversely affect the market for electronic products, we could continue to experience reduced sales and lower gross margins.

          Our business depends on the electronics industry, which is subject to intense competition, rapid technological change, short product life cycles and pricing and margin pressures. When these factors adversely affect our customers, we suffer similar effects. Our customers are primarily manufacturers in the communications, computing and test and measurement segments of the electronics industry. At any time, our customers can discontinue or modify products containing components manufactured by us. This discontinuance or modification could adversely affect our results of operations.

          In addition, the electronics industry has historically been cyclical and subject to significant economic downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. The electronic industry is experiencing a recession and is likely to experience recessionary periods in the future. The economic conditions affecting the electronics industry, in general, or any of our major customers, in particular, has adversely affected our operating results and may do so in the future.

Because a small number of customers account for a substantial portion of our revenue, our revenue could decline if we lose a major customer or if a major customer demands less of our products or cancels or delays orders.

          Historically, we have derived a significant portion of our revenue from a limited number of customers. Our top five OEM customers represented 64.1%, 67.5% and 67.8% of our net sales in fiscal 2001, 2000 and 1999, respectively. In fiscal 2001, Cisco, Motorola, and Teradyne each accounted for more than 10% of our net sales. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could reduce our revenues and materially adversely affect our financial condition and results of operations. Our revenues declined significantly in the second half of 2001.

Our quarterly operating results may fluctuate significantly.

          Our quarterly results of operations are subject to significant variation for a variety of reasons, including the following:

•	the timing and volume of our customers’ orders;

•	price and product competition;

•	changes in the mix of products we sell;

•	the levels at which we utilize our manufacturing capacity;

•	our level of experience in manufacturing a particular product;

•	difficulties we may face integrating acquired operations;

•	costs associated with adding new geographical locations or expanding our facilities;

•	manufacturing process yields;

•	raw material availability; and

•	shortages of experienced labor.

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

          The market for electronic interconnect solutions is intensely competitive, highly fragmented and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. We believe our major competitors are the large United States and international independent producers that also manufacture multilayer printed circuit boards and provide backplane and other electronic assemblies, such as Dynamic Details Inc., Honeywell, Multek (a division of Flextronics International Ltd.), Sanmina, TTM Technologies Inc. and Viasystems. New and emerging technologies may result in new competitors entering our market.

         Many of our competitors and potential competitors have a number of significant advantages over us, including:

•	significantly greater financial, technical, marketing and manufacturing resources;

•	preferred vendor status with our existing and potential customers;

•	greater name recognition; and

•	larger customer bases.

          In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than us. We must continually develop improved manufacturing processes to meet our customers’ needs for complex products, and our basic interconnect technology is generally not subject to significant proprietary protection. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively. During recessionary periods in the electronics industry, our competitive advantages in the areas of providing an integrated manufacturing solution and responsive customer service may be less important to our customers. Our customers may become more price sensitive.

          We believe price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the printed circuit board markets in which we compete. While historically our competitors in these locations have primarily competed in less technologically advanced markets, they continue to expand their technology to include higher technology printed circuit boards. These competitors may gain market share in the market for higher technology printed circuit board market, which may have a material adverse effect on the pricing of our products and our gross margin and cause our sales to decrease.

If we lose key personnel, we could experience reduced sales, delayed product development and diversion of management resources.

          Our success depends largely on the continued contributions of our key management, engineering, sales and marketing and professional services personnel, many of whom would be difficult to replace. We do not have employment or non-compete agreements with our key personnel. If one or more members of our senior management were to resign, the loss of personnel could result in loss of sales, delays in new product development and diversion of management resources. We do not maintain “key man” insurance policies on any of our personnel and do not require our personnel to enter into non-competition agreements with us.

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

In connection with these acquisitions or investments, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	incur debt and assume liabilities; and

•	incur amortization expenses related to intangible assets; or

•	incur large and immediate write-offs.

Future acquisitions also could pose numerous additional risks to our operations, including:

•	problems integrating the purchased operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

entering markets in which we have limited or no prior experience; and

•	potential loss of key employees, particularly those of the purchased organization.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

          Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to a certain credit facility that is tied to variable market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities. Further information required by this item is included in Note 1 and in Note 4 of Notes to Financial Statements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT ACCOUNTANTS

To	the Board of Directors and Shareholders of Merix Corporation:

          In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Merix Corporation (the Company) at May 26, 2001 and May 27, 2000, and the results of its operations and its cash flows for each of the two years in the period ended May 26, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
June 22, 2001

INDEPENDENT AUDITORS’ REPORT

To	the Board of Directors and Shareholders of Merix Corporation:

          We have audited the accompanying statements of operations, shareholders’ equity, and cash flows of Merix Corporation for the year ended May 29, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, shareholders’ equity, and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, shareholders’ equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statements of operations, shareholders’ equity, and cash flows presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, such statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Merix Corporation for the year ended May 29, 1999 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Portland, Oregon
June 25, 1999

MERIX CORPORATION

BALANCE SHEETS
(In thousands)

	May 31,
	2001	2000
ASSETS

Current assets:
Cash and cash equivalents	$ 26,790	$ 61,615
Short-term investments	36,337	—
Accounts receivable, net of allowance of $1,071 and $337, respectively	15,891	20,096
Inventories	6,240	9,440
Income tax receivable	1,329	—
Deferred tax asset	1,734	10,046
Other current assets	1,505	487

Total current assets	89,826	101,684
Property, plant and equipment, net	77,525	57,011
Long-term investments	8,149	—
Other assets	187	611

Total assets	$175,687	$159,306

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 9,263	$ 12,371
Accrued compensation	2,090	3,819
Current portion of long-term debt	9,149	9,149
Other accrued liabilities	3,354	2,805

Total current liabilities	23,856	28,144
Long-term debt	16,000	25,150
Deferred tax liability	1,637	4,281

Total liabilities	41,493	57,575

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding	95,004	89,138
2001: 13,671 shares, 2000: 13,312 shares
Retained earnings	39,190	12,593

Total shareholders’ equity	134,194	101,731

Total liabilities and shareholders’ equity	$175,687	$159,306

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended May 31,
	2001	2000	1999

Net sales	$183,900	$155,872	$113,982
Cost of sales	126,104	125,456	110,534

Gross profit	57,796	30,416	3,448

Operating expenses:
Engineering	5,360	4,488	4,100
Selling, general and administrative	13,371	11,184	9,045
Restructuring	—	—	21,750

Total operating expenses	18,731	15,672	34,895

Operating income (loss)	39,065	14,744	(31,447)
Interest income	4,460	922	912
Interest expense	(2,034)	(3,052)	(2,906)
Other income (expense), net	(102)	(386)	85

Income (loss) before taxes	41,389	12,228	(33,356)
Income tax (expense) benefit	(14,792)	(4,770)	12,675

Net income (loss)	$ 26,597	$ 7,458	$ (20,681)

Net income (loss) per share:
Basic	$ 1.96	$ 0.76	$ (2.20)

Diluted	$ 1.84	$ 0.72	$ (2.20)

Shares used in per share calculations:
Basic	13,540	9,861	9,404

Diluted	14,479	10,367	9,404

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Unearned Compensation	Retained Earnings	Total
	Shares	Amount

Balance at May 31, 1998 as previously reported	6,203	$44,625	$(250)	$25,816	$ 70,191
Adjustment for three-for-two common stock split
effected August 25, 2000	3,101	—	—	—	—

Balance at May 31, 1998, as adjusted	9,304	44,625	(250)	25,816	70,191
Net loss	—	—	—	(20,681)	(20,681)
Tax benefit related to stock based compensation	—	(5)	—	—	(5)
Stock issued under defined contribution plan	276	912	—	—	912
Amortization of unearned compensation	—	—	(90)	—	(90)
Shares surrendered or canceled	(25)	(338)	337	—	(1)

Balance at May 31, 1999, as adjusted	9,555	45,194	(3)	5,135	50,326
Net income	—	—	—	7,458	7,458
Exercise of stock options	154	871	—	—	871
Stock issued under defined contribution plan	153	1,252	—	—	1,252
Tax benefit related to stock-based compensation	—	507	—	—	507
Amortization of unearned compensation	—	—	3	—	3
Sale of common stock, net	3,450	41,314	—	—	41,314

Balance at May 31, 2000, as adjusted	13,312	89,138	—	12,593	101,731
Net income	—	—	—	26,597	26,597
Exercise of stock options	346	2,383	—	—	2,383
Stock issued under defined contribution plan	14	519	—	—	519
Tax benefit related to stock-based compensation	—	2,978	—	—	2,978
Shares surrendered or canceled	(1)	(14)	—	—	(14)

Balance at May 31, 2001	13,671	$95,004	$ —	$39,190	$134,194

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended May 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$26,597	$ 7,458	$(20,681)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,460	8,964	8,081
Tax benefit related to stock based compensation	2,978	507	(5)
Deferred income taxes	6,876	4,041	(12,400)
Amortization of unearned compensation	—	3	(90)
Restructuring charge	—	—	16,798
Contribution of common stock to defined contribution plan	519	1,252	912
Other	1,440	686	169
Changes in assets and liabilities:
Accounts receivable	4,205	(2,588)	4,296
Inventories	3,200	(2,903)	4,258
Income tax refund receivable	(1,329)	—	759
Other current assets	(1,018)	454	1,513
Accounts payable	(2,606)	267	1,520
Accrued compensation	(1,729)	1,307	—
Other accrued liabilities	(747)	663	(1,039)

Net cash provided by operating activities	47,846	20,111	4,091

Cash flows from investing activities:
Capital expenditures	(31,612)	(10,754)	(15,914)
(Purchase of) maturity of investments, net	(44,486)	7,507	(38)
Net proceeds from sale-leaseback of equipment	—	4,492	—
Proceeds from sale of assets	208	200	4,537

Net cash (used in) provided by investing activities	(75,890)	1,445	(11,415)

Cash flows from financing activities:
Principal payments on long-term borrowings	(9,150)	(8,000)	(2,230)
Exercise of stock options	2,383	873	—
Proceeds from sale of common stock, net	—	41,314	—
Reacquisition of common stock	(14)	(2)	(2)

Net cash (used in ) provided by financing activities	(6,781)	34,185	(2,232)

(Decrease) increase in cash and cash equivalents	(34,825)	55,741	(9,556)
Cash and cash equivalents at beginning of year	61,615	5,874	15,430

Cash and cash equivalents at end of year	$26,790	$61,615	$ 5,874

Supplemental Disclosures:
Cash paid for:
Interest, net of amounts capitalized	$ 2,254	$ 3,182	$ 2,951
Taxes	7,121	—	—
Noncash transactions:
Release of deposit upon buy-out of operating lease	502	—	—
Surrender of unvested shares of restricted stock	—	—	337

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 1.    Summary of Significant Accounting Policies

Business

          Merix Corporation (the Company or Merix), an Oregon corporation, was formed in March 1994. The Company is a leading manufacturer of technologically advanced electronic interconnect solutions for use in sophisticated electronic equipment. The Company’s principal products are complex multilayer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The Company provides solutions to original equipment manufacturers and contract manufacturers in various segments of the electronics industry, including the communications, high-end computing and test and measurement segments. The Company provides its customers with a broad range of products and services including quick-turn prototypes, volume and pre-production printed circuit boards and backplanes.

Fiscal Year

          The Company’s fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal years 2001, 2000 and 1999 were 52-week years ended May 26, 2001, May 27, 2000 and May 29, 1999, respectively. For convenience, all of the Company’s fiscal years are presented as ended on May 31.

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements, and; the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventories, amount of warranty charges from customers and deferred tax assets.

Balance Sheet Financial Instruments: Fair Values

          The carrying amounts reported in the balance sheet for short-term investments, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these financial instruments. The carrying amount of long-term investments approximates fair value because the instruments earn a rate of return comparable to yields currently available to the Company for investments with similar terms and maturities. The carrying amount for long-term debt approximates its fair value because the related interest rates are comparable to rates currently available to the Company for debt with similar terms and maturities.

Reclassifications

          Reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

Cash and Cash Equivalents

          Cash and cash equivalents are comprised of cash in banks and highly liquid investments with maturities of three months or less when purchased.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Investments

          The Company has designated its investments as held-to-maturity. Held-to-maturity investments are reported at amortized cost with associated premium or discount amortized to interest income over the life of the investment. Amortized cost approximates market value at May 31, 2001.

          Short-term investments at May 31, 2001, which have maturities of less than one year, are composed of commercial paper of $20,880, asset-backed securities of $6,882, corporate bonds of $6,575 and mortgage-backed securities of $2,000. Long-term investments at May 31, 2001, which have maturities of more than one year, are composed of asset-backed securities of $2,037, corporate bonds of $5,111 and mortgage-backed securities of $1,001.

          During fiscal 2001, the Company sold an investment prior to maturity. The investment was sold based on information received by the Company which indicated the issuer was experiencing a significant deterioration in its credit ratings. The amortized cost of the investment at the date of the sale was $1,630. The Company realized a gain on the sale of this investment of $38.

Inventories

          Inventories are valued at the lower of cost or market and include materials, labor and manufacturing overhead. Cost is determined by standard cost which approximates the first-in, first-out (FIFO) basis.

Property and Depreciation

          Property, plant and equipment is carried at cost less accumulated depreciation. Costs of improvements, including capitalized interest, are capitalized. Depreciation is calculated, using the straight-line method, based on the estimated useful lives of depreciable assets as follows: up to 40 years for buildings, 10 to 20 years for grounds and 3 to 10 years for machinery and equipment.

Long-lived Assets

          The Company’s long-lived assets are reviewed for impairment when circumstances indicate that the carrying amount may not be recoverable. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

Revenue Recognition

          The Company recognizes revenue upon the shipment of its products to the customer provided that the Company has received a signed purchase order, the price is fixed, title has transferred, collection of resulting receivables is probable, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. The Company provides a provision for bad debts at the time revenue is recognized. During fiscal years 2001, 2000 and 1999, bad debt write-offs have been insignificant.

Engineering Expense

          Expenditures for engineering of products and manufacturing processes are expensed as incurred.

Warranty

          The Company generally warrants its products for a period of up to four months from shipment. Accordingly, a provision for the estimated cost of the warranty is recorded upon shipment.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Share

          Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options outstanding during the period. Incremental shares of 938,972 and 505,919 for fiscal years 2001 and 2000, related to outstanding stock options, were included in the calculations of diluted net income per share. Stock options to purchase 1,891,335 shares were not included in the net loss per share calculation for the fiscal year 1999, because to do so would have been antidilutive. Of the stock options outstanding at May 31, 2001 and 2000, 85,937 and 286,892 respectively had exercise prices above the average market price of the underlying common stock for the respective fiscal years.

          On July 28, 2000, the Company declared a three-for-two stock split of outstanding common shares in the form of a stock dividend for holders of record as of August 10, 2000. The stock split was effected on August 25, 2000. Shares and net income (loss) per share were restated, retroactively, to reflect the stock split.

Comprehensive Income (Loss)

          The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” which establishes requirements for disclosure of comprehensive income (loss) in financial statements. Comprehensive income (loss) as defined, includes all changes in equity during a period from non-owner sources. The Company has not had any transactions that are required to be reported in comprehensive income (loss) in the periods presented, except for net income (loss).

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

Segment Reporting

          The Company adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131) in fiscal year 1999. Based on definitions contained within SFAS 131, the Company has determined that it operates within one segment. Additionally, the Company has no material revenues from foreign customers outside the United States and has no long-lived assets outside the United States. See Note 12 for information regarding significant customers.

Stock-Based Compensation

          The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, because the exercise price of stock options granted to date equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Income tax benefits, if any, related to stock-based compensation for which compensation expense is not reflected in net income, are added to the stated value of common stock.

MERIX CORPORATION
 NOTES TO FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

          In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires changes in the derivative’s fair value to be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a material impact on its financial statements.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (SAB 101) which provides guidance on the measurement and timing of revenue recognition in financial statements. Changes in accounting policies to apply the guidance of SAB 101, as amended by SAB 101B, must be adopted by recording the cumulative effect of the changes as of the time of adoption. The Company adopted the provisions of SAB 101 in the fourth quarter of fiscal 2001. The cumulative effect of adoption of SAB 101 had no impact on the revenue or related direct costs for the period ended May 31, 2001

          In March 2000, the FASB issued FASB Interpretation No. 44, (FIN 44) which provides interpretive guidance on several implementation issues related to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted the provisions of FIN 44 in the first quarter of fiscal 2001. The adoption of FIN 44 by the Company had no impact on its financial statements.

Note 2.    Inventories

	May 31,
	2001	2000
Raw materials	$ 871	$ 805
Work in process	1,916	4,552
Finished goods	3,453	4,083

Total	$ 6,240	$ 9,440

Note 3.    Property, Plant and Equipment

	May 31,
	2001	2000
Land	$ 2,190	$ 2,190
Buildings and grounds	30,628	26,721
Machinery and equipment	85,309	81,505
Construction in progress	21,357	4,991

Total	139,484	115,407
Accumulated depreciation	(61,959)	(58,396)

Property, plant and equipment, net	$ 77,525	$ 57,011

          The Company capitalized interest related to expansion projects of $296 and $584 in fiscal 2001 and 1999, respectively. Capitalized interest is amortized over the depreciable life of the assets to which it relates.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 4.    Long-Term Debt

	May 31,
	2001	2000
Senior unsecured notes	$24,000	$32,000
Note payable to Tektronix	1,149	2,299

Total	25,149	34,299
Less current portion	(9,149)	(9,149)

Long-term debt	$16,000	$25,150

          The Company has a note payable to Tektronix, Inc. with $1,149 outstanding at May 31, 2001, which bears interest at 7.5% and was paid in June 2001. Certain assets of the Company have been pledged as collateral for the note.

          At May 31, 2001, the Company has outstanding $24,000 senior unsecured notes held by two insurance companies. Interest is payable semi-annually at a rate of 7.92%. The notes provide for semi-annual principal payments of $4,000 with a final principal payment of $8,000 in September 2003. The notes contain certain financial covenants, including minimum net worth, debt ratio and interest coverage and a make-whole provision covering potential prepayment penalties. As of May 31, 2001 the Company was in compliance with all covenants.

          Future principal payments of debt are as follows: 2002, $9,149; 2003, $8,000; and 2004, $8,000.

          In February 2001, the Company obtained a $15,000 unsecured line of credit from a bank, which expires in February 2002. Borrowings under this line of credit would bear interest at the bank’s prime rate or alternative LIBOR plus an additional amount up to a maximum of 1.75%. The line contains certain financial covenants. As of May 31, 2001 the Company was in compliance with all covenants. To date, no borrowings have been made under this line of credit.

Note 5.    Lease Agreements

          In August 1999, the Company entered into a lease agreement, which allowed for the sale and leaseback of up to $5,000 of manufacturing equipment. As of May 31, 2001, the Company has $4,397 of equipment remaining under this agreement. Gains resulting from these sales were deferred and are amortized on the straight-line basis over the life of the lease. The lease is classified as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.”

          In August 2000, the Company entered into a lease agreement for a manufacturing facility located in Wood Village, Oregon related to an ongoing capacity expansion program. Lease payments begin in July 2001 and escalate at specific points over the minimum ten year term of the lease. The Company has the option to extend the initial term of the lease for three consecutive periods of five years each. The lease is classified as an operating lease in accordance with SFAS No. 13, “Accounting for Leases.”

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

          Rental expense under operating leases was $1,062, $763 and $1,036 in fiscal years 2001, 2000 and 1999, respectively. Minimum lease payments related to operating leases for certain manufacturing equipment and the Wood Village facility, both of which have a lease term in excess of 12 months, are as follows:

Years Ended May 31,	Minimum Payments Under Operating Leases
2002	$1,431
2003	1,473
2004	1,473
2005	853
2006	547
Thereafter	3,051

Total minimum lease payments	$8,828

Note 6.    Stock-Based Compensation Plan

          The Company has a 1994 Stock Incentive Plan (the 1994 Plan) for employees, consultants and directors of the Company. The 1994 Plan, as amended, covers 3,575,000 shares of common stock and permits the grant of incentive stock options, non-qualified stock options, stock bonus rights, restricted stock awards and performance based awards to employees, independent contractors and consultants. The 1994 Plan provides for automatic option grants to directors not affiliated with Merix or Tektronix of 20,000 shares at the time first elected to the board and 5,000 shares annually thereafter.

          On December 20, 2000, the Board of Directors approved the Merix Corporation 2000 Nonqualified Stock Option Plan (the 2000 Plan). The 2000 Plan covers 2,000,000 shares of common stock and permits the grant of nonqualified stock options to employees and directors. Options granted to officers and directors in any given year cannot exceed 25% of the total options granted in that year.

          A committee of the Board of Directors has theauthority to determine option prices. To date, all options have been granted at the fair market value of the stock at thedate of grant. The options generally become exercisable ratably over a four-year period beginning one year after the dateof grant and expire five to ten years from the date of grant.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

          A summary of non-qualified stock option activity is as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 31, 1998, as previously reported	1,192,669	$16.52
Adjustment for three-for-two common stock split effected August 25, 2000	596,335	—

Outstanding at May 31, 1998, as adjusted	1,789,004	11.01
Granted	1,279,353	4.86
Canceled	(1,176,984)	11.55
Exercised	(38)	3.42

Outstanding at May 31, 1999, as adjusted	1,891,335	6.53
Granted	531,825	6.89
Canceled	(121,844)	11.10
Exercised	(154,727)	5.64

Outstanding at May 31, 2000, as adjusted	2,146,589	6.42
Granted	506,425	26.18
Canceled	(105,692)	11.45
Exercised	(345,911)	6.90

Outstanding at May 31, 2001	2,201,411	$10.65

          The Company’s Board of Directors approved a plan that allowed employees, except executive officers, to reprice existing stock options to the fair market value of the underlying stock on June 30, 1998. Under the plan, employees received nine options in exchange for every 10 options they elected to reprice. The vesting schedule and term of repriced options remained the same as the original option. During fiscal year 1999, options to purchase 499,230 shares at a weighted average price per share of $12.26 were exchanged for options to purchase 448,466 shares at a weighted average price per share of $6.63.

          Restricted stock awards are subject to vesting and other terms as specified at the time of issuance by a committee of the Board of Directors. Generally, restricted stock awards vest ratably over a three-year period beginning on the first anniversary of their issuance. Unearned compensation expense is recognized ratably over the vesting period. There was no activity related to restricted stock in fiscal 2001.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

          A summary of restricted stock award activity is as follows:

	Number of Shares	Value Per Share
Unvested balance at May 31, 1998, as previously reported	18,200	$16.50 - $37.25
Adjustment for three-for-two common stock split effected August 25, 2000	9,100	—

Unvested balance at May 31, 1998, as adjusted	27,300	11.00 - 24.83
Awarded	—	—
Vested	(1,800)	3.83 - 7.42
Canceled	(24,900)	12.67 - 24.83

Unvested balance at May 31, 1999, as adjusted	600	11.00
Awarded	—	—
Vested	(600)	7.59
Canceled	—	—

Unvested balance at May 31, 2000	—	$ —

          SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income (loss) and, if presented, net income (loss) per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

          The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all stock options granted during fiscal years 2001, 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

	Years ended May 31,
	2001		2000		1999
Risk-free interest rate	5.87%		5.78%		5.12%
Expected dividend yield	0%		0%		0%
Expected lives	3.43	years	3.01	years	2.61	years
Expected volatility	116%		79%		71%

          Using the Black-Scholes methodology, the total value of stock options granted during 2001, 2000 and 1999 was $9,673, $1,944 and $2,016, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value of options granted during 2001, 2000 and 1999 was $19.10, $3.65 and $2.13 per share, respectively.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

          If the Company had accounted for its 1994 Plan and 2000 Plan in accordance with SFAS 123, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Years ended May 31,
	2001	2000	1999
Net income (loss) as reported	$26,597	$7,458	$(20,681)
Net income (loss) pro forma	24,238	6,539	(21,492)
Net income (loss) per share, as reported
Basic	$ 1.96	$ 0.76	$ (2.20)
Diluted	$ 1.84	$ 0.72	$ (2.20)
Net income (loss) per share, pro forma
Basic	$ 1.79	$ 0.66	$ (2.29)
Diluted	$ 1.67	$ 0.63	$ (2.29)

          The following table summarizes information about stock options outstanding at May 31, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ 2.04 - $ 5.08	492,297	6.13	$ 3.17	189,742	$ 2.97
5.83 - 6.63	674,447	4.14	6.25	628,715	6.23
6.71 - 12.13	513,928	4.53	8.72	219,572	9.90
12.17 - 43.88	441,489	4.61	20.19	36,012	17.84
44.25 - 67.06	79,250	5.87	54.04	0	0.00

$ 2.04 - $67.06	2,201,411	4.83	$10.65	1,074,041	$ 6.79

Note 7.    Equity

          On March 25, 1997, the Board of Directors adopted a Shareholder Rights Plan (the Plan) designed to preserve and enhance shareholder value and the Company’s ability to carry out its long-term business strategy, and reserved 500,000 shares of Series A Preferred Stock for purposes of the Plan. In connection with the adoption of the Plan, the Board of Directors declared a dividend distribution of one Right per share of common stock, payable to the shareholders of record on April 25, 1997. A Right enables the holder, under certain circumstances, to purchase either Series A Preferred or Common Stock of the Company. The Company may redeem the Rights for $0.001 per Right under certain circumstances.

          On March 29, 2001, the Board of Directors authorized a stock repurchase program that allows the Company, at management’s discretion, to purchase up to 650,000 shares of Merix common stock, through May 2002. As of May 31, 2001, no purchases have been made.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 8.    Income Taxes

          Income tax expense consists of federal and state income taxes. Deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities, using currently enacted tax rates. The provision for (benefit from) income taxes consisted of the following:

	Years ended May 31,
	2001	2000	1999
Current:
Federal	$ 6,687	$ 251	$ (275)
State	1,229	1	—

Total current	7,916	252	(275)
Deferred:
Federal	6,140	4,032	(10,962)
State	736	486	(1,438)

Total deferred	6,876	4,518	(12,400)

Income tax expense (benefit)	$14,792	$4,770	$(12,675)

          The principal differences between taxes on income computed at the federal statutory rate of 34% in fiscal years 2001, 2000 and 1999 and recorded income tax expense (benefit) were as follows:

	Years ended May 31,
	2001	2000	1999
Tax computed at statutory rate	$14,072	$4,158	$(11,341)
State income taxes, net of federal benefit	1,481	486	(1,422)
Foreign sales exclusion	(188)	—	—
Resolution of IRS tax issues and other, net	(573)	126	88

Income tax expense (benefit)	$14,792	$4,770	$(12,675)

          Significant components of the Company’s deferred tax asset and liability were as follows:

	May 31,
	2001	2000
Deferred tax asset—current:
Inventories	$ 810	$ 510
Vacation accrual	269	213
Net operating loss	—	8,940
Contribution carryforward	—	115
Sales allowances	423	130
Other	232	131

Deferred tax asset—current	$ 1,734	$10,046

Deferred tax asset (liability)—long-term:
Intangible basis difference	$ 679	$ 104
Fixed asset basis difference	(3,314)	(5,190)
Alternative Minimum Tax credit	—	251
Other	998	554

Deferred tax asset (liability)—long-term	$(1,637)	$(4,281)

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

          The Internal Revenue Service has examined the Company’s federal income tax returns for fiscal years 1995, 1996 and 1997. This examination was closed during fiscal 2001 after a settlement was reached with the Internal Revenue Service.

Note 9.    Benefit Plan

          The Company has a defined contribution plan, which meets the requirements of Section 401(k) of the Internal Revenue Code, for all regular employees. Under this plan, the Company matches employee contributions as follows; 100% of the first 3% of an employee’s base pay and 50% of the next 3% of an employee’s base pay. The Company’s contributions may be made in cash or in the Company’s stock. During fiscal years 2001, 2000 and 1999, the Company’s contribution expense was $1,415, $1,251 and $1,145, respectively.

Note 10.    Restructuring

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

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Note 11.    Concentrations of Credit Risk

          The Company does not believe that at May 31, 2001, it had any significant credit risks. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable and investments. In total, six customers represented approximately 62.8% of the trade accounts receivable balance at May 31, 2001, individually ranging from 6% to 17%. The risk in trade accounts receivable is limited due to the creditworthiness of companies comprising the Company’s customer base and their dispersion across many different sectors of the electronics industry and geographies. The Company has not had significant losses related to its accounts receivable in the past. The risk in investments is limited due to the creditworthiness of investees comprising the portfolio and the diversity of the portfolio.

Note 12.    Significant Customers

          In fiscal year 2001, three original equipment manufacturer (OEM) customers represented 22.5%, 17.7% and 10.2%, respectively, of net sales. In fiscal year 2000, three OEM customers represented 25.1%, 15.1% and 13.0%, respectively, of net sales. In fiscal year 1999, four OEM customers represented 20.7%, 15.0% 13.8% and 10.9%, respectively, of net sales.

Note 13.    Related Party Transactions

          Included in net sales for fiscal years 2000 and 1999 are product sales of $11,102 and $15,720, respectively, to Tektronix Inc, a major shareholder of the Company during those years. Accounts receivable at May 31, 2000 consisted of amounts receivable from Tektronix Inc. of $650. During fiscal year 2001, Tektronix Inc. was not a related party.

           The Company sells product through a contract manufacturer whose Chairman and Chief Executive Officer is a member of the Company’s board of directors. Although the Company ships to and bills the contract manufacturer for these transactions, procurement decisions related to volume, pricing and sourcing are typically negotiated by the Company with an OEM. Sales through this contract manufacturer represented 12.8%, 21.1% and 5.8% of sales in fiscal years 2001, 2000 and 1999, respectively.

Note 14.    Commitments and Contingencies

Litigation

          In the normal course of business, the Company may be party to various legal claims, actions and complaints, including actions involving patent infringement and other intellectual property claims. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations and cashflows.

Capital commitments

          The Company had capital commitments of approximately $23.6 million as of May 31, 2001, primarily for manufacturing equipment and leasehold improvements at Wood Village.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA (Unaudited)

	Fiscal Year 2001
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(In thousands, except per share data)
Net sales	$51,023	$58,362	$44,446	$30,069
Gross profit	17,361	21,341	14,434	4,660
Operating income	12,603	16,239	9,753	470
Net income	7,865	10,218	6,357	2,157
Basic net income per share	0.59	0.76	0.47	0.16
Diluted net income per share	0.54	0.70	0.44	0.15

	Fiscal Year 2000
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(In thousands, except per share data)
Net sales	$34,098	$35,882	$39,674	$46,218
Gross profit	6,079	6,160	7,530	10,647
Operating income	2,676	2,561	3,389	6,118
Net income	1,034	1,196	1,657	3,571
Basic net income per share*	0.11	0.13	0.17	0.34
Diluted net income per share*	0.11	0.12	0.16	0.31

* Restated for the three-for-two stock split effected August 25, 2000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          On August 5, 1999, with the recommendation of the Audit Committee and approval of the Board of Directors, we dismissed Deloitte & Touche LLP as our independent auditors. Deloitte & Touche’s reports on our financial statements for the prior two years did not contain an adverse opinion or a disclaimer of opinion and the reports were not qualified or modified as to uncertainty, audit scope or accounting principles. During the prior two fiscal years and during fiscal year 2000, through August 5, 1999, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. We do not believe there is any additional information regarding Deloitte & Touche required to be reported pursuant to Item 304 of Regulation S-K.

          Effective August 5, 1999 we selected PricewaterhouseCoopers LLP as our independent auditors beginning fiscal year 2000.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this item about our directors is included under “Election of Directors” in our Proxy Statement for our 2001 annual meeting of shareholders. The information required by this item about our executive officers is included in “Executive Officers and Certain Key Personnel” in Item 1 of this report. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2001 annual meeting of shareholders.

ITEM 11.     EXECUTIVE COMPENSATION.

          The information required by this item is included in “Executive Compensation” and “Human Resource and Compensation Committee Report” in our Proxy Statement for our 2001 annual meeting of shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item is included in “Voting Securities and Principal Shareholders” and “Election of Directors” in our Proxy Statement for our 2001 annual meeting of shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item is included in “Certain Relationships and Transactions” in our Proxy Statement for our 2001 annual meeting of shareholders.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)1.  Index to Financial Statements.

Merix Corporation
Page Reference
Report of PricewaterhouseCoopers LLP	19
Report of Deloitte & Touche LLP	20
Balance Sheets as of May 26, 2001 and May 27, 2000	21
Statements of Operations for fiscal years ended May 26, 2001, May 27, 2000 and May 29, 1999	22
Statements of Shareholders’ Equity for fiscal years ended May 26, 2001, May 27, 2000 and May 29, 1999	23
Statements of Cash Flows for fiscal years ended May 26, 2001, May 27, 2000 andMay 29, 1999	24
Notes to Financial Statements	25

          (a)2.  Financial Statement Schedules

          All schedules have been omitted since they are either not required or the information is included in the financial statements included herewith.

          (a)3.  Index to Exhibits

          The following exhibits are filed with, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.		Description

3.1		Articles of Incorporation of the Company, as amended.

3.2		Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended May 31, 1997.

4.1		Shareholder Rights Agreement dated as of March 25, 1997, incorporated by reference to the Company’s Current Report on Form 8-K filed April 10, 1997.

10.1
Asset Transfer Agreement between Tektronix and the Company (including Note and Trust Deed and Assignment of Rents and Leases), incorporated by reference to Exhibit 10.1 the Company’s
     Form 10-K for the fiscal year ended May 28, 1994.

10.2
Amendment No. 1 to Promissory Note dated June 1, 1994 from the Company to Tektronix, Inc., incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the quarterly period ended February 27, 1999.

10.3		Registration Rights Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

10.4	†	1994 Stock Incentive Plan of the Company, as amended, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-59672.

10.5	†	Indemnity Agreement between the Company and Deborah A. Coleman as of April 4, 1994, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

Exhibit No.		Description

10.6†		Indemnity Agreement between the Company and Carl W. Neun as of April 4, 1994, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

10.7†		Indemnity Agreement between the Company and Carlene M. Ellis as of May 24, 1994, incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

10.8†		Indemnity Agreement between the Company and Dr. Koichi Nishimura as of May 24, 1994, incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

10.9†		Indemnity Agreement between the Company and Terri L. Timberman as of May 25, 1994, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended May 27, 1995.

10.10	†	Indemnity Agreement between the Company and Janie S. Brown as of August 11, 1998, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q for the quarterly period ended August 29, 1998.

10.11	†	Amended Executive Severance Agreement between the Company and Terri L. Timberman, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended May 31, 1997.

10.12	†
Executive Severance Agreement between the Company and Janie S. Brown as of October 5, 1998, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarterly period ended November 28, 1998.

10.13	†	Executive Severance Agreement between the Company and Mark R. Hollinger, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the quarterly period ended August 30, 1997.

10.14	†
Indemnity Agreement between the Company and Mark R. Hollinger as of September 2, 1997, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarterly period ended August 30, 1997.

10.15	†
Indemnity Agreement between the Company and William C. McCormick as of October 21, 1997, incorporated by reference to Exhibit 10.35 to the Company’s Form 10-Q for the quarterly period ended November 29, 1997.

10.16	†	Indemnity Agreement between the Company and Robert C. Strandberg as of June 30, 1998, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the fiscal year ended May 30, 1998.

10.17		Note Purchase Agreement dated September 10, 1996, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended August 31, 1996.

10.18		Amendment to Note Purchase Agreement dated May 28, 1997, incorporated by reference toExhibit 10.26 to the Company’s Form 10-K for the fiscal year ended May 31, 1997.

10.19		Second Amendment to Note Purchase Agreement dated August 29, 1997, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q for the quarterly period ended August 30, 1997.

10.20		Third Amendment to Note Purchase Agreement dated November 28, 1997, incorporated by reference to Exhibit 10.34 to the Company’s Form 10-Q for the quarterly period ended November 29, 1997.

10.21		Fourth Amendment to Note Purchase Agreement dated May 28, 1999, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended May 29, 1999.

Exhibit No.		Description

10.22	†
Indemnity Agreement between the Company and Daniel T. Olson as of October 25, 1999, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended November 27, 1999.

10.23	†
Executive Severance Agreement between the Company and Daniel T. Olson as of December 1, 1999, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-Q for the quarterly period ended November 27, 1999.

10.24	†
Second Amended Executive Severance Agreement between the Company and Deborah A. Coleman as of September 27, 1999, incorporated by reference to Exhibit 10.27 to the
Company’s Form 10-Q for the quarterly period ended November 27, 1999.

10.25	†
Executive Severance Agreement between the Company and Anaya K. Vardya, dated as ofJanuary 18, 2000, incorporated by reference to Exhibit 10.25 to the Company’s Registration
Statement on Form S-3, (Registration No. 333-32616).

10.26	†
Indemnity Agreement between the Company and Anaya K. Vardya as of December 20, 1999, incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form
S-3, (Registration No. 333-32616).

10.27
Promissory Note dated February 26, 2001 between the Company and U.S. Bank National Association, incorporated by reference to Exhibit 10.34 to the Company’s Form 10Q for the quarterly period ended February 24, 2001.

10.28
Amendment to Registration Rights Agreement between the Company and Tektronix, Inc., incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form
S-3, (Registration No. 333-32616).

10.29
Lease Agreement between the Company and Opus Northwest, L.L.C., dated as of August 22, 2000, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarterly period ended August 26, 2000.

10.30	†
Indemnity Agreement between the Company and Dr. William Lattin dated as of September 28, 2000, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the quarterly period ended November 25, 2000.

10.31	†	Indemnity Agreement between the Company and George H. Kerckhove dated as of June 28, 2001.

10.32		2000 Nonqualified Stock Option Plan of the Company, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, File No. 333-59672.

23.1		Consent of PricewaterhouseCoopers LLP

23.2		Consent of Deloitte & Touche LLP

†	This Exhibit constitutes a management contract or compensatory plan or arrangement.

          (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended May 26, 2001.

SIGNATURES

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2001.

MERIX CORPORATION

By:	/s/ JANIE S. BROWN

Janie S. Brown
Sr. Vice President, Chief Financial Officer, Treasurer and Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 7, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ MARK R. HOLLINGER	Chief Executive Officer, President and Director (Principal Executive Officer)

Mark R. Hollinger

/s/ JANIE S. BROWN	Sr. Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Janie S. Brown

/s/ DEBORAH A. COLEMAN	Director

Deborah A. Coleman

/s/ CARLENE M. ELLIS	Director

Carlene M. Ellis

/s/ WILLIAM C. MC CORMICK	Director

William C. McCormick

/s/ ROBERT C. STRANDBERG	Director

Robert C. Strandberg

/s/ DR . WILLIAM W. LATTIN	Director

Dr. William W. Lattin

/s/ GEORGE H. KERCKHOVE	Director

George H. Kerckhove

/s/ DR . KOICHI NISHIMURA	Director

Dr. Koichi Nishimura