Form 10-Q
period 2001-08-25
MERIX CORP
filed 2001-10-09
CIK 921365

TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 25, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23818

MERIX CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-1135197
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1521 Poplar Lane, Forest Grove, Oregon	97116
(Address of principal executive offices)	(Zip Code)

(503) 359-9300
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the Registrant’s Common Stock outstanding as of October 2, 2001 was 13,927,536 shares.

¯

MERIX CORPORATION
FORM 10-Q
TABLE OF CONTENTS

1

PART I. FINANCIAL INFORMATION

MERIX CORPORATION
BALANCE SHEETS
(in thousands)

	August 25, 2001	May 26, 2001
	(unaudited)

Assets

Cash, cash equivalents and short-term investments	$63,162	$63,127
Accounts receivable, net of allowance of $1,071	16,433	15,891
Inventories	4,916	6,240
Income tax receivable	152	1,329
Deferred tax asset	3,253	1,734
Other current assets	1,640	1,505

Total current assets	89,556	89,826

Property, plant and equipment, net	81,900	77,525
Long-term investments	5,090	8,149
Other assets	244	187

Total assets	$176,790	$175,687

Liabilities and Shareholders’ Equity

Accounts payable	$6,185	$9,263
Accrued compensation	2,863	2,090
Current portion of long-term debt	8,000	9,149
Other accrued liabilities	4,061	3,354

Total current liabilities	21,109	23,856

Long-term debt	16,000	16,000
Deferred tax liability	1,775	1,637

Total liabilities	38,884	41,493

Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares;
None issued	—	—
Common stock, no par value; authorized 50,000 shares;
Issued and outstanding August 25, 2001: 13,925 shares,
May 26, 2001: 13,671 shares	98,174	95,004
Retained earnings	39,732	39,190

Total shareholders’ equity	137,906	134,194

Total liabilities and shareholders’ equity	$176,790	$175,687

The accompanying notes are an integral part of the financial statements.

¯	2

MERIX CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	August 25,	August 26,
	2001	2000
	(unaudited)	(unaudited)

Net sales	$27,669	$51,023
Cost of sales	22,700	33,662

Gross profit	4,969	17,361

Operating expenses:
Engineering	1,393	1,274
Selling, general and administrative	3,213	3,484

Total operating expenses	4,606	4,758

Operating income	363	12,603
Interest and other income (expense), net	484	289

Income before taxes	847	12,892

Income tax expense	305	5,027

Net income	$542	$7,865

Net income per share:
Basic	$0.04	$0.59

Diluted	$0.04	$0.54

Shares used in per share calculations:
Basic	13,757	13,430

Diluted	14,477	14,474

The accompanying notes are an integral part of the financial statements.

¯	3

MERIX CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	August 25, 2001	August 26, 2000
Cash flows from operating activities:
Net income	$542	$7,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,540	2,302
Tax benefit related to exercise of nonqualified stock options	1,687	1,825
Deferred income taxes	(173)	3,202
Contribution of common stock to defined contribution plan	—	338
Other	11	794
Changes in assets and liabilities:
Accounts receivable	(542)	(3,393)
Inventories	1,324	(1,152)
Income tax receivable	1,177	—
Other assets	(209)	(363)
Accounts payable	(3,078)	2,135
Accrued compensation	773	920
Income taxes payable	—	(255)
Other accrued liabilities	(441)	428

Net cash provided by operating activities	3,611	14,646

Cash flows from investing activities:
Maturity of (purchase of) investments, net	22,478	(14,797)
Capital expenditures	(6,969)	(6,164)
Proceeds from sale of assets	—	140

Net cash provided by (used in) investing activities	15,509	(20,821)

Cash flows from financing activities:
Principal payments on long-term borrowings	(1,149)	(1,150)
Exercise of stock options	1,483	1,084

Net cash provided by (used in) financing activities	334	(66)

Increase (decrease) in cash and cash equivalents	19,454	(6,241)
Cash and cash equivalents at beginning of period	26,790	61,615

Cash and cash equivalents at end of period	46,244	55,374
Short-term investments	16,918	14,797

Cash and short-term investments at end of period	$63,162	$70,171

Supplemental Disclosures:
Cash paid for:
Interest, net of amounts capitalized	$193	$174
Taxes	$1,026	$—

The accompanying notes are an integral part of the financial statements.

¯	4

MERIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Merix Corporation (the Company) have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended May 26, 2001.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended August 25, 2001 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to amounts in prior years to conform to the current year presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

The Company’s fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 2002 is a 52-week year ending May 25, 2002 and fiscal year 2001 was a 52-week year ended May 26, 2001.

Note 2. INVENTORIES

	August 25, 2001	May 26, 2001

Raw materials	$1,019	$871
Work in process	1,551	1,916
Finished goods	2,346	3,453

Total	$4,916	$6,240

Note 3. PROPERTY, PLANT AND EQUIPMENT

	August 25,	May 26,
	2001	2001

Land	$2,190	$2,190
Buildings and grounds	30,927	30,628
Machinery and equipment	87,080	85,309
Construction in progress	25,931	21,357

	146,128	139,484
Accumulated depreciation	(64,228)	(61,959)

Property, plant and equipment, net	$81,900	$77,525

¯	5

Note 4. NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options outstanding during the period. Incremental shares of 720,361 and 1,044,459, related to outstanding stock options, were included in the calculations of diluted net income per share for the three months ended August 25, 2001 and August 26, 2000, respectively.

Note 5. EQUITY

The increase in equity for the three months ended August 25, 2001 included $542 of net income, the addition of $1,483 of common stock from the exercise of stock options and $1,687 of tax benefit related to the exercise of stock options.

¯	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading manufacturer of technologically advanced electronic interconnect solutions for use in sophisticated electronic equipment. Our principal products are complex multilayer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems.

Results of Operations

Net Sales

Our net sales for the first quarter of fiscal 2002 were $27.7 million, which represented a decrease of 45.8% from net sales of $51.0 million in the first quarter of fiscal 2001. The decrease in net sales for the quarter was the result of lower unit shipments in response to decreased demand in the electronics industry. Premium revenue, consisting of both prototype and compressed lead-time volume orders, comprised 33.2% of net sales in the first quarter of fiscal 2002 compared to 37.9% in the first quarter fiscal 2001. Premium revenues in the first quarter of fiscal 2002 consisted principally of prototype orders; in the first quarter of fiscal 2001 it consisted principally of compressed lead time orders. The decrease in sales was slightly offset by a one time customer payment recorded in connection with the release from future commitments pursuant to a supply agreement.

We are currently experiencing a slowdown in demand from our customers for volume orders, including a reduction in demand for compressed lead-time volume orders. Future demand and product pricing are dependent upon a variety of factors, including product mix, levels of advanced technology and premium revenues, capacity utilization, competitive pressure in the circuit board industry, and economic conditions affecting the electronics industry in general and the markets we serve. The current uncertainty regarding the level and timing of an economic recovery in our product markets and volatility in our customer forecasts makes our forecasting inherently less reliable than in prior periods. However, we expect sales in the second quarter to be less than those in the first quarter of fiscal 2002.

Our 90-day backlog was approximately $8.9 million at August 25, 2001, compared to approximately $15.5 million at May 26, 2001 and $47.1 million at August 26, 2000. The level and timing of orders placed by our customers vary due to many factors, including customer attempts to manage inventory, changes in customers’ manufacturing strategies and variation in demand for customer products. Accordingly, our backlog is not necessarily indicative of future financial results.

Our five largest original equipment manufacturer, or OEM, customers represented 60.7% of net sales in the first quarter of fiscal 2002 and 66.9% of net sales in the first quarter of fiscal 2001. Our sales to OEMs include sales made through contract manufacturers. Sales made through contract manufacturers were 37.4% of net sales in the first quarter of fiscal 2002 and 59.0% of net sales in the first quarter of fiscal 2001. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could materially reduce our sales.

¯	7

The following table shows, for the periods indicated, the percentage of our net sales to the principal end-user markets we serve ($ in thousands):

	Three Months Ended
	August 25, 2001		August 26, 2000
Market Segments
Communications	66%	$18,268	57%	$29,240
Computers	15	4,056	25	12,778
Test and Measurement	17	4,685	15	7,665
Other	2	660	3	1,340

Total	100%	$27,669	100%	$51,023

As a result of the release of commitments under a customer supply agreement, we expect to see significantly lower sales in the test and measurement segment that will continue until demand for semiconductor test equipment returns.

Gross Profit

Our gross profit as a percentage of sales, or gross margin, was 18% in the first quarter of fiscal 2002 compared to 34% in the first quarter of fiscal 2001. The decrease in gross margin in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2002 is primarily due to the significant decrease in manufacturing capacity utilization. Decreased production volumes required fixed costs to be allocated over a lower number of units. Although premium revenues as a percent of sales declined slightly from the first quarter of the prior year, overall pricing for the Company’s advanced technology printed circuit boards has remained strong as a result of a favorable sales mix. Premium revenues in the first quarter of fiscal 2001 primarily consisted of compressed lead-time volume orders, whereas in the first quarter of fiscal 2002 premium revenues primarily consisted of higher margin quick turn prototypes. The company reduced headcount at the end of fiscal 2001 and continues to focus on cost reductions including mandatory time off, limited hiring, salary and wage freezes, reduced discretionary spending, higher production yields, manufacturing process improvements and lower raw material and supply costs.

We expect our gross profit in the second quarter of fiscal 2002 to decrease significantly compared to the first quarter of fiscal 2002 since reduced manufacturing volumes will further affect manufacturing capacity utilization resulting in lower absorption of fixed costs. Our gross profit may also be affected by various other factors including product mix, production yields, price changes and changes in our cost structure.

Engineering

Our engineering expenses were $1.4 million in the first quarter of fiscal 2002 and $1.3 million in the first quarter of fiscal 2001, representing 5.0% and 2.5% of our net sales, respectively. Engineering expenses increased in the first quarter of fiscal 2002 primarily due to an increase in engineering personnel to support the higher technology products manufactured plus increased field engineering support for the Company’s sales organization.

Selling, General and Administrative

Our selling, general and administrative expenses were $3.2 million in the first quarter of fiscal 2002 and $3.5 million in the first quarter of fiscal 2001, representing 11.6% and 6.8% of our net sales, respectively. The decrease in selling, general and administrative expenses in the first quarter of fiscal 2002 was due to higher bonuses and commissions and charges to the provision for bad debts in the first quarter of fiscal 2001 related to the higher level of sales.

¯	8

Interest and Other Income (Expense), net

Our interest and other income (expense), net was $0.5 million in the first quarter of fiscal 2002 and $0.3 million in the first quarter of fiscal 2001. The net change resulted principally from changes in interest income and interest expense. Interest income increased in the first quarter of fiscal 2002 due to higher levels of cash equivalents and short-term investments. Interest expense decreased significantly in the first quarter of fiscal 2002 due to lower debt obligations and the capitalization of interest related to our capacity expansion project. Interest expense of $413,000 was capitalized in the first quarter of fiscal 2002 and will be amortized over the lives of the assets to which it relates.

Income Taxes

Our effective tax rate was approximately 36% in the first quarter of fiscal 2002 and approximately 39% for the first quarter of fiscal 2001. The reduction in the effective tax rate was due to benefits from foreign sales exclusion and interest on government bonds.

Liquidity and Capital Resources

Cash provided by operating activities in the first quarter of fiscal 2002 was $3.6 million, consisting primarily of net income for the period adjusted for depreciation and amortization, deferred income taxes, the tax benefit of stock option exercises, and the net reduction of working capital for the quarter. The decrease in working capital is the net result of decreases in inventory and income tax receivable offset by a decrease in payables.

Cash provided by investing activities in the first quarter of fiscal 2002 was $15.5 million, primarily from the net maturity of investments over purchases offset by expenditures for manufacturing buildings and equipment supporting the capacity expansion program. Capital commitments at August 25, 2001 were approximately $17.8 million, primarily for manufacturing equipment.

Cash provided by financing activities in the first quarter of fiscal 2002 was $0.3 million, which primarily consisted of proceeds from the exercise of stock options partially offset by principal payments on our senior unsecured notes.

We have $24.0 million outstanding under 7.9% senior unsecured notes held by two insurance companies, with interest payable semi-annually. Semi-annual principal payments of $4.0 million began in September 1999, with a final principal payment of $8.0 million due in September 2003. The notes contain certain financial covenants, including minimum net worth, debt ratio and interest coverage and a make-whole provision covering potential prepayment penalties. As of August 25, 2001, we were in compliance with all covenants.

In February 2001, we obtained a $15.0 million unsecured line of credit from a bank, which expires in February 2002. Borrowings under this line of credit would bear interest at the bank’s prime rate or alternative LIBOR based rates available at the time of borrowing. We have not made any borrowings under this credit facility to date.

Capacity Expansion

We continue to execute on our expansion plans, although at a slower pace than originally planned as a result of significantly lower customer demand for printed circuit boards. Our expansion projects announced in fiscal years 2000 and 2001 are expected to increase production capacity by approximately 100% and will cost approximately $90.0 million. In connection with our expansion, we entered into a lease agreement for a 90,000 square foot facility in Wood Village, Oregon. Consistent with the current reduction in demand for our product, we have delayed the completion of the initial phase of this new facility until the spring of 2002. We do not expect to start hiring or operations at the Wood Village facility until we see strengthening in demand for volume production.

¯	9

However, we currently expect full capacity to be available in the fall of 2004. Upon the completion of these expansion projects, we expect that our manufacturing facilities will support a revenue run rate of approximately $400 million annually. We expect to fund our expansion projects with existing capital resources, internally generated funds and lease financing.

Our planned capacity expansions involve significant risks. For example, we may encounter construction delays, equipment delays, labor shortages or disputes and production start-up problems that could prevent us from meeting our customers’ delivery schedules. We also expect to incur new fixed operating expenses associated with our expansion efforts, including increases in depreciation expenses and lease expenses. If our revenues do not increase sufficiently to offset these expenses, our operating results may be harmed. In addition, the electronics industry has historically been cyclical and is currently experiencing a significant economic downturn characterized by diminished product demand and over-capacity. The current unfavorable economic conditions affecting any of our major customers or the electronics industry in general may affect our ability to successfully utilize our additional manufacturing capacity in an effective manner, which could adversely affect our operating results.

We believe that our existing capital resources and cash generated from operations should be sufficient to meet our working capital and capital expenditure requirements through at least the next 12 months.

Risk Factors Affecting Business and Results of Operations

Certain statements in this report contain forward-looking information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other comparable terminology. These statements constitute forward-looking statements and are only predictions. Actual events or results may differ materially. The differences could be caused by a number of factors or combination of factors, including, but not limited to the factors listed below and the risks detailed in the Company’s Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended May 26, 2001.

Forward-looking statements contained in this report relate to the Company’s plans and expectations as to: future sales, our customer base, gross profit, capital expansion and the availability of capital resources and cash.

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: a continued downturn in the economy; the effects of terrorist attacks in the United States; the loss of any of our major customers; a decrease in demand for electronic products; and an increase in competition in the marked for electronic interconnect solutions. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report, to conform them to actual results or to make changes in our expectations.

¯	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment and on the increase or decrease in the amount of interest expense we must pay with respect to our outstanding debt instrument. The risk associated with fluctuating interest expense is limited, however, to the exposure related to a certain credit facility that is tied to variable market rates. We do not use, nor do we plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

¯	11

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See the Exhibit Index for the exhibits filed as part of this report.

(b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended August 25, 2001.

¯	12

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of October, 2001.

MERIX CORPORATION

By: /s/ Janie S. Brown

Janie S. Brown
Sr. Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)

¯	13

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-77348).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended May 31, 1997).

4.1	Instruments defining the rights of security holders (included in the Articles of Incorporation and Bylaws filed as Exhibits 3.1 and 3.2 respectively).

¯