Form 10-Q
period 2001-11-24
MERIX CORP
filed 2002-01-08
CIK 921365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2001

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
(503) 359-9300
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the Registrant's Common Stock outstanding as of January 3, 2002 was 14,336,060 shares.

MERIX CORPORATION
FORM 10-Q
TABLE OF CONTENTS

1

PART I. FINANCIAL INFORMATION

MERIX CORPORATION
BALANCE SHEETS
(in thousands)

	November 24, 2001	May 26, 2001
	(unaudited)

Assets
Cash, cash equivalents and short-term investments	$61,773	$63,127
Accounts receivable, net of allowance of $1,071	9,468	15,891
Inventories	3,616	6,240
Income tax receivable	3,491	1,329
Deferred tax asset	2,698	1,734
Other current assets	2,127	1,505

Total current assets	83,173	89,826

Property, plant and equipment, net	84,972	77,525
Long-term investments	—	8,149
Other assets	255	187

Total assets	$168,400	$175,687

Liabilities and Shareholders' Equity

Accounts payable	$5,930	$9,263
Accrued compensation	1,457	2,090
Current portion of long-term debt	8,000	9,149
Other accrued liabilities	3,534	3,354

Total current liabilities	18,921	23,856

Long-term debt	12,000	16,000
Deferred tax liability	1,691	1,637

Total liabilities	32,612	41,493

Shareholders' equity:
Preferred stock, no par value; authorized 10,000 shares;
None issued	—	—
Common stock, no par value; authorized 50,000 shares;
Issued and outstanding November 24, 2001: 13,976 shares,
May 26, 2001: 13,671 shares	98,751	95,004
Retained earnings	37,037	39,190

Total shareholders' equity	135,788	134,194

Total liabilities and shareholders' equity	$168,400	$175,687

The accompanying notes are an integral part of the financial statements.

2
[RETURN TO TABLE OF CONTENTS]

MERIX CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended

Six Months Ended

	Nov. 24,	Nov. 25,	Nov. 24,	Nov. 25,
	2001	2000	2001	2000
Net sales	$18,794	$58,362	$46,463	$109,385
Cost of sales	21,085	37,021	43,785	70,683

Gross profit (loss)	(2,291)	21,341	2,678	38,702

Operating expenses:
Engineering	1,313	1,485	2,706	2,759
Selling, general and administrative	2,365	3,617	5,578	7,101

Total operating expenses	3,678	5,102	8,284	9,860

Operating income (loss)	(5,969)	16,239	(5,606)	28,842
Interest and other income (expense), net	575	512	1,059	801

Income (loss) before taxes	(5,394)	16,751	(4,547)	29,643

Income tax expense (benefit)	(2,699)	6,533	(2,394)	11,560

Net income (loss)	$(2,695)	$10,218	$(2,153)	$18,083

Net income (loss) per share:
Basic	$(0.19)	$0.76	$(0.16)	$1.34

Diluted	$(0.19)	$0.70	$(0.16)	$1.24

Shares used in per share calculations:
Basic	13,940	13,528	13,848	13,479

Diluted	13,940	14,611	13,848	14,543

The accompanying notes are an integral part of the financial statements.

3
[RETURN TO TABLE OF CONTENTS]

MERIX CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	November 24, 2001	November 25, 2000
Cash flows from operating activities:
Net income (loss)	$(2,153)	$18,083
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,102	4,604
Tax benefit related to exercise of nonqualified stock options	1,856	2,754
Deferred income taxes	(910)	4,800
Contribution of common stock to defined contribution plan	—	519
Other	76	1,112
Changes in assets and liabilities:
Accounts receivable	6,423	(7,537)
Inventories	2,624	(2,231)
Income tax receivable	(2,162)	—
Other assets	(724)	(1,275)
Accounts payable	(3,333)	2,269
Accrued compensation	(633)	747
Income taxes payable	—	(227)
Other accrued liabilities	247	560

Net cash provided by operating activities	6,413	24,178

Cash flows from investing activities:
Maturity of (purchase of) investments, net	32,071	(45,516)
Capital expenditures	(12,658)	(11,106)
Proceeds from sale of assets	—	192

Net cash provided by (used in) investing activities	19,413	(56,430)

Cash flows from financing activities:
Principal payments on long-term borrowings	(5,149)	(5,150)
Exercise of stock options	1,891	1,297

Net cash used in financing activities	(3,258)	(3,853)

Increase (decrease) in cash and cash equivalents	22,568	(36,105)
Cash and cash equivalents at beginning of period	26,790	61,615

Cash and cash equivalents at end of period	49,358	25,510
Short-term investments	12,415	45,516

Cash, cash equivalents and short- term investments at end of period	$61,773	$71,026

Supplemental Disclosures:
Cash paid for:
Interest, net of amounts capitalized	$185	$1,441
Taxes	$1,026	$4,570

The accompanying notes are an integral part of the financial statements.

4
[RETURN TO TABLE OF CONTENTS]

MERIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands)

Note 1.	BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Merix Corporation (the Company) have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended May 26, 2001.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the six months ended November 24, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

     The Company's fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 2002 is a 52-week year ending May 25, 2002 and fiscal year 2001 was a 52-week year ended May 26, 2001.

Note 2.	INVENTORIES

	November 24, 2001	May 26, 2001
Raw materials	$856	$871
Work in process	1,341	1,916
Finished goods	1,419	3,453

Total	$3,616	$6,240

Note 3.	PLANT AND EQUIPMENT PROPERTY

	November 24, 2001	May 26, 2001
Land	$2,190	$2,190
Buildings and grounds	32,121	30,628
Machinery and equipment	87,941	85,309
Construction in progress	29,086	21,357

	151,338	139,484
Accumulated depreciation	(66,366)	(61,959)

Property, plant and equipment, net	$84,972	$77,525

5
[RETURN TO TABLE OF CONTENTS]

Note 4.	NET INCOME PER SHARE

     Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options outstanding during the period. No incremental shares related to outstanding stock options were included in the calculations of diluted net income per share for the quarter and six months ended November 24, 2001, because to do so would have been antidilutive. Incremental shares of 1,082,963 and 1,063,711, related to outstanding stock options, were included in the calculations of diluted net income per share for the quarter and six months ended November 25, 2000.

Note 5.	EQUITY

     The increase in equity for the six months ended November 24, 2001 included $(2,153) of net loss, the addition of $1,891 of common stock from the exercise of stock options and $1,856 of tax benefit related to the exercise of stock options.

6
[RETURN TO TABLE OF CONTENTS]

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

Results of Operations

Net Sales

     Our net sales for the second quarter of fiscal 2002 were $18.8 million, which represented a decrease of 68% from net sales of $58.4 million in the second quarter of fiscal 2001. Our net sales for the first six months of fiscal 2002 were $46.5 million, which represented a decrease of 58% from net sales of $109.4 million in the first six months of fiscal 2001. The decrease in net sales for the quarter and six months resulted from a decrease in the volume of units shipped in response to decreased customer demand in the electronics industry. Premium revenue, consisting of both prototype and compressed lead-time volume orders, comprised 35% of net sales in the second quarter of fiscal 2002 compared to 40% in the second quarter of fiscal 2001. Premium revenues in the second quarter of fiscal 2001 primarily consisted of compressed lead-time volume orders, whereas in the second quarter of fiscal 2002 premium revenues primarily consisted of higher margin quick turn prototype orders. Although premium revenues as a percent of sales declined slightly from the second quarter of the prior year, overall pricing for the Company's advanced technology printed circuit boards has remained strong compared to the prior year as a result of a favorable sales mix.

     We are currently experiencing a slowdown in demand from our customers for volume orders, including a reduction in demand for compressed lead-time volume orders. Future demand and product pricing are dependent upon a variety of factors including; product mix, levels of advanced technology, capacity utilization, competitive pressure in the circuit board industry, and economic conditions affecting the electronics industry in general and the markets we serve. The current uncertainty regarding the level and timing of an economic recovery in our product markets and volatility in our customer forecasts makes our forecasting inherently less reliable than in prior periods. However, we expect sales in the third quarter to be in a range of approximately the same to lower by 15% compared to those in the second quarter of fiscal 2002.

     Our 90-day backlog was approximately $5.9 million at November 24, 2001, compared to approximately $8.9 million at August 25, 2001 and $15.5 million at May 26, 2001. The level and timing of orders placed by our customers vary due to many factors, including customer attempts to manage inventory, changes in customers' manufacturing strategies and variation in demand for our customers' products. The reduction in backlog at November 24, 2001 as compared to prior periods is the result of an overall reduction in demand due to the current economic downturn and a higher mix of quick turn prototype orders which are characterized by shorter lead-times. Accordingly, our backlog is not necessarily indicative of future financial results.

     Our five largest original equipment manufacturer, or OEM, customers represented 70% of net sales in the second quarter of fiscal 2002 and 65% of net sales in the second quarter of fiscal 2001. Our five largest OEM customers represented 64% and 65% of net sales in the first six months of both fiscal 2002 and 2001, respectively. Our sales to OEMs include sales made through their contract manufacturers. Sales made through contract manufacturers were 42% of net sales in the second quarter of fiscal 2002 and 57% of net sales in the second quarter of fiscal 2001. Sales made through contract manufacturers were 39% of net sales in the first six months of fiscal 2002 and 58% of net sales in the first six months of fiscal 2001. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could materially reduce our sales.

7
[RETURN TO TABLE OF CONTENTS]

     The following table shows, for the periods indicated, the percentage of our net sales to the principal end-user markets we serve ($ in thousands):

	Three Months Ended				Six Months Ended
	Nov. 24, 2001		Nov. 25, 2000		Nov. 24, 2001		Nov. 25, 2000
Market Segments
Communications	76%	$14,270	60%	$34,938	70%	$32,538	59%	$64,178
Computers	15	2,776	19	10,866	15	6,832	17	18,531
Test and Measurement	7	1,267	20	11,668	13	5,952	22	24,446
Other	2	481	1	890	2	1,141	2	2,230

Total	100%	$18,794	100%	$58,362	100%	$46,463	100%	$109,385

     The significant decrease in sales in the test and measurement segment was expected due to the release of commitments under a customer supply agreement in the first quarter fiscal 2002. We do not anticipate sales in the test and measurement segment to increase until demand for semiconductor test equipment returns.

Gross Profit

     Our gross profit as a percentage of sales, or gross margin, was a negative 12% in the second quarter of fiscal 2002 compared to 37% in the second quarter of fiscal 2001. Gross margin was 6% for the first six months of fiscal 2002 compared to 35% for the first six months of fiscal 2001. The decrease in gross margin in the second quarter and first six months of fiscal 2002 compared to the second quarter and first six months of fiscal 2001 is primarily due to the significant decrease in manufacturing capacity utilization. Decreased production volumes required fixed costs to be allocated over a lower number of units. Partially offsetting the negative impact of lower volumes was stronger pricing year over year resulting from a favorable sales mix as discussed under "Net Sales" above.

     The company has aggressively implemented cost-cutting measures over the last three quarters. These measures have included a reduction in headcount at the end of fiscal 2001, mandated time off, limited hiring, salary and wage freezes, reduced discretionary spending, manufacturing process improvements and lower raw material and supply costs.

     We expect our gross profit in the third quarter of fiscal 2002 to remain negative as a result of continued low capacity utilization and lower average pricing due primarily to product mix changes. However, our gross profit may also be affected by various other factors including production yields, price changes and changes in our cost structure.

Engineering

     Our engineering expenses were $1.3 million in the second quarter of fiscal 2002 and $1.5 million in the second quarter of fiscal 2001, representing 7% and 3% of our net sales, respectively. For the first six months of fiscal 2002, engineering expenses were $2.7 million, or 6% of net sales, compared with $2.8 million, or 3% of net sales, for the first six months of fiscal 2001. Engineering expenses, although higher as a percent of net sales, decreased in absolute terms in the second quarter and first half of fiscal 2002 compared to prior periods primarily due to lower labor costs resulting from mandated time off as well as the elimination of management bonuses in fiscal 2002.

8
[RETURN TO TABLE OF CONTENTS]

Selling, General and Administrative

     Our selling, general and administrative expenses were $2.4 million in the second quarter of fiscal 2002 and $3.6 million in the second quarter of fiscal 2001, representing 13% and 6% of our net sales, respectively. For the first six months of fiscal 2002, selling, general and administrative expenses were $5.6 million, or 12% of net sales, compared with $7.1 million, or 7% of net sales, for the first six months of fiscal 2001. Selling, general and administrative expenses decreased in the second quarter and first half of fiscal 2002 compared to prior periods primarily due to lower labor costs resulting from mandated time off as well as reduced selling commissions and the elimination of management bonuses in fiscal 2002.

Interest and Other Income (Expense), net

     Our interest and other income (expense), net was $0.6 million in the second quarter of fiscal 2002 and $0.5 million in the second quarter of fiscal 2001. For the first six months of fiscal 2002, interest and other income (expense) was $1.1 million compared to $0.8 million for the first six months of fiscal 2001. The net change resulted principally from changes in interest income and interest expense. Interest income decreased in the second quarter and first half of fiscal 2002 due to reduced interest rates on lower levels of cash equivalents and short-term investments. Offsetting this was a significant decrease in interest expense in the first and second quarters of fiscal 2002 due to lower debt obligations and the capitalization of interest related to our capacity expansion project. Interest expense of $0.4 million capitalized in the second quarter of fiscal 2002 and $0.9 million capitalized year-to-date, will be amortized over the lives of the assets to which it relates.

Income Taxes

     Our effective tax rate was a benefit of approximately 50% in the second quarter of fiscal 2002 and an expense of approximately 39% in the second quarter of fiscal 2001. The effective tax rate for the first six months of fiscal 2002 was a cumulative benefit of 53% compared to an effective tax expense rate of 39% for the first six months of fiscal 2001. The primary reason for the increased tax benefits recorded during the second quarter and first six months of fiscal 2002 was the inclusion of a $0.6 million benefit related to research and development tax credits from prior years recorded in the second quarter. The effective tax rate for the remainder of fiscal 2002 should be approximately 40%, including additional research and development tax credits, benefits from foreign sales exclusion and interest on government bonds.

Liquidity and Capital Resources

     Cash provided by operating activities in the first half of fiscal 2002 was $6.4 million, consisting primarily of depreciation and amortization, deferred income taxes, the tax benefit related to stock option exercises, and the year-to-date net reduction of working capital, partially offset by the net loss for the period. The decrease in working capital is the net result of decreases in accounts receivable and inventory, partially offset by a decrease in accounts payable.

     Cash provided by investing activities in the first half of fiscal 2002 was $19.4 million, primarily from the net maturity of investments over purchases, partially offset by expenditures for manufacturing buildings and equipment to support the capacity expansion program. Capital commitments at November 24, 2001 were approximately $13.3 million, primarily for manufacturing equipment.

     Cash used in financing activities in the first half of fiscal 2002 was $3.3 million, which consisted of principal payments on our senior unsecured notes, partially offset by proceeds from the exercise of stock options.

     We have $20.0 million outstanding under 7.9% senior unsecured notes held by two insurance companies, with interest payable semi-annually. Semi-annual principal payments of $4.0 million began in

9
[RETURN TO TABLE OF CONTENTS]

September 1999, with a final principal payment of $8.0 million due in September 2003. The notes contain certain financial covenants, including minimum net worth, debt ratio and interest coverage and a make whole provision covering potential prepayment penalties. As of November 24, 2001, we were in compliance with all covenants.

     In February 2001, we obtained a $15.0 million unsecured line of credit from a bank that expires in February 2002. Borrowings under this line of credit would bear interest at the bank's prime rate or alternative LIBOR-based rates available at the time of borrowing. We have not made any borrowings under this credit facility to date.

Capacity Expansion

     We continue to implement our capacity expansion, although at a slower pace than originally planned as a result of significantly lower customer demand for printed circuit boards. Our expansion projects announced in fiscal years 2000 and 2001 are expected to increase production capacity by approximately 100% and will cost approximately $90.0 million. In connection with our expansion, we entered into a lease agreement for a 90,000 square foot facility in Wood Village, Oregon. Consistent with the current reduction in demand for our product, we have delayed the completion of the initial phase of this new facility. We do not expect to start hiring or operations at the Wood Village facility until we see strengthening in demand for volume production.

     We currently expect full capacity to be available in fall 2004. Upon the completion of these expansion projects, we expect that our manufacturing facilities will support a revenue run rate of approximately $400 million annually. We expect to fund our expansion projects with existing capital resources, internally generated funds and lease financing.

     Our planned capacity expansions involve significant risks. For example, we may encounter construction delays, equipment delays, labor shortages or disputes and production start-up problems that could prevent us from meeting our customers' delivery schedules. We also expect to incur new fixed operating expenses associated with our expansion efforts, including increases in depreciation expense and lease expense. If our revenues do not increase sufficiently to offset these expenses, our operating results may be adversely affected. In addition, the electronics industry has historically been cyclical and is currently experiencing a significant economic downturn characterized by diminished product demand and over-capacity. The current unfavorable economic conditions affecting any of our major customers or the electronics industry in general may affect our ability to successfully utilize our additional manufacturing capacity in an effective manner, which could adversely affect our operating results.

     We believe that our existing capital resources and cash generated from operations should be sufficient to meet our working capital and capital expenditure requirements through at least the next 12 months.

Risk Factors Affecting Business and Results of Operations

     Certain statements in this report contain forward looking information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward looking statements by terminology including "could," "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms, or other comparable terminology. These statements constitute forward-looking statements and are only predictions. Actual events or results may differ materially. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the factors listed below and the risks detailed in the Company's Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended May 26, 2001.

10
[RETURN TO TABLE OF CONTENTS]

     Forward-looking statements contained in this report relate to the Company's plans and expectations as to: future sales, our customer base, gross profit, capacity expansion and the availability of capital resources and cash.

     The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: a continued downturn in the economy in general or in the technology sector; the effects of terrorist attacks in the United States; the loss of any of our major customers; a decrease in demand for electronic products; and an increase in competition in the market for electronic interconnect solutions. These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward looking statements after the date of this report to conform them to actual results or to make changes in our expectations.

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

11
[RETURN TO TABLE OF CONTENTS]

PART II.  OTHER INFORMATION

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Our annual meeting of shareholders was held on September 25, 2001 to elect directors. All of the nominees were elected and the shareholders voted as follows:

Election of Directors	Votes For	Votes Withheld

Carlene M. Ellis	12,085,179	175,682
Mark R. Hollinger	8,210,637	4,050,224
George H. Kerckhove	12,086,359	174,502
Dr. William Lattin	12,086,509	174,352
William C. McCormick	12,086,547	174,314
Robert C. Strandberg	12,084,779	176,082

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)     See the Exhibit Index for the exhibits filed as part of this report.

(b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended November 24, 2001.

12
[RETURN TO TABLE OF CONTENTS]

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 8th day of January, 2002.

MERIX CORPORATION

By: /s/ Janie S. Brown

Janie S. Brown
Sr. Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)

13
[RETURN TO TABLE OF CONTENTS]

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-77348).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended May 31, 1997).

4.1	Instruments defining the rights of security holders (included in the Articles of Incorporation and Bylaws filed as Exhibits 3.1 and 3.2 respectively).

10.1	Indemnity Agreement between the Company and Donald D. Jobe dated as of December 20, 2001.

14
[RETURN TO TABLE OF CONTENTS]