Form 10-Q
period 2002-02-23
MERIX CORP
filed 2002-04-09
CIK 921365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 23, 2002

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

(503) 359-9300
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒    No ☐

The number of shares of the Registrant’s Common Stock outstanding as of April 4, 2002 was 14,386,168 shares.

MERIX CORPORATION

FORM 10-Q

PART I.    FINANCIAL INFORMATION

MERIX CORPORATION
BALANCE SHEETS
(in thousands)

	February 23, 2002 (unaudited)	May 26, 2001
ASSETS
Cash, cash equivalents and short-term investments	$59,991	$63,127
Accounts receivable, net of allowance of $998 and $1,071	9,906	15,891
Inventories	4,256	6,240
Income tax receivable	266	1,329
Deferred income tax asset	1,383	1,734
Other current assets	1,588	1,505

Total current assets	77,390	89,826

Property, plant and equipment, net	85,713	77,525
Long-term investments	—	8,149
Deferred income tax asset	4,643	—
Other assets	219	187

Total assets	$167,965	$175,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$6,490	$9,263
Accrued compensation	2,210	2,090
Current portion of long-term debt	8,000	9,149
Other accrued liabilities	3,532	3,354

Total current liabilities	20,232	23,856

Long-term debt	12,000	16,000
Deferred income tax liability	—	1,637

Total liabilities	32,232	41,493

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding February 23, 2002: 14,351 shares, May 26, 2001: 13,671 shares	102,469	95,004
Retained earnings	33,264	39,190

Total shareholders’ equity	135,733	134,194

Total liabilities and shareholders’ equity	$167,965	$175,687

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	Feb. 23, 2002	Feb. 24, 2001	Feb. 23, 2002	Feb. 24, 2001
Net sales	$18,515	$44,446	$64,978	$153,831
Cost of sales	20,775	30,012	64,560	100,695

Gross profit (loss)	(2,260)	14,434	418	53,136

Operating expenses:
Engineering	1,373	1,330	4,079	4,089
Selling, general and administrative	2,734	3,351	8,312	10,452

Total operating expenses	4,107	4,681	12,391	14,541

Operating income (loss)	(6,367)	9,753	(11,973)	38,595
Interest and other income (expense), net	79	669	1,138	1,470

Income (loss) before taxes	(6,288)	10,422	(10,835)	40,065

Income tax expense (benefit)	(2,515)	4,065	(4,909)	15,625

Net income (loss)	$(3,773)	$6,357	$(5,926)	$24,440

Net income (loss) per share:
Basic	$(0.26)	$0.47	$(0.42)	$1.81

Diluted	$(0.26)	$0.44	$(0.42)	$1.69

Shares used in per share calculations:
Basic	14,243	13,574	13,980	13,511

Diluted	14,243	14,308	13,980	14,497

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Retained Earnings
	Shares	Amount		Total
Balance at May 26, 2001	13,671	$95,004	$39,190	$134,194
Net loss	—	—	(5,926)	(5,926)
Exercise of stock options	677	3,711	—	3,711
Stock issued under defined contribution plan	3	50	—	50
Tax benefit related to stock-based compensation	—	3,704	—	3,704

Balance at February 23, 2002	14,351	$102,469	$33,264	$135,733

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	February 23, 2002	February 24, 2001
Cash flows from operating activities:
Net income (loss)	$(5,926)	$24,440
Adjustments to reconcile net income (loss) to net cash provided by operating activities:		.
Depreciation and amortization	7,767	6,947
Tax benefit related to exercise of nonqualified stock options	3,704	2,848
Deferred income tax	(5,929)	6,540
Contribution of common stock to defined contribution plan	50	519
Other	121	1,305
Changes in assets and liabilities:
Accounts receivable	5,985	(616)
Inventories	1,984	(1,974)
Income tax receivable	1,063	—
Other assets	(166)	(1,556)
Accounts payable	(2,773)	1,841
Accrued compensation	120	61
Income tax payable	—	(883)
Other accrued liabilities	252	213

Net cash provided by operating activities	6,252	39,685

Cash flows from investing activities:
Maturity of (purchase of) investments, net	32,486	(49,575)
Capital expenditures	(16,099)	(19,749)
Proceeds from sale of assets	—	240

Net cash provided by (used in) investing activities	16,387	(69,084)

Cash flows from financing activities:
Principal payments on long-term borrowings	(5,149)	(5,150)
Exercise of stock options	3,711	1,575

Net cash used in financing activities	(1,438)	(3,575)

Increase (decrease) in cash and cash equivalents	21,201	(32,974)
Cash and cash equivalents at beginning of period	26,790	61,615

Cash and cash equivalents at end of period	47,991	28,641
Short-term investments	12,000	49,575

Cash, cash equivalents and short-term investments at end of period	$59,991	$78,216

Supplemental Disclosures:
Cash paid for:
Interest, net of amounts capitalized	$69	$1,441
Taxes	$1,363	$6,840

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the nine months ended February 23, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company’s fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 2002 is a 52-week year ending May 25, 2002 and fiscal year 2001 was a 52-week year ended May 26, 2001.

Note 2.    Inventories

	February 23, 2002	May 26, 2001
Raw materials	$803	$871
Work in process	1,346	1,916
Finished goods	2,107	3,453

Total	$4,256	$6,240

Note 3.    Property, Plant and Equipment

	February 23, 2002	May 26, 2001
Land	$2,190	$2,190
Buildings and grounds	41,723	30,628
Machinery and equipment	88,459	85,309
Construction in progress	21,801	21,357

	154,173	139,484
Accumulated depreciation	(68,460)	(61,959)

Property, plant and equipment, net	$85,713	$77,525

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 4.    Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options outstanding during the period. No incremental shares related to outstanding stock options were included in the calculations of diluted net income per share for the quarter and nine months ended February 23, 2002, because to do so would have been antidilutive. Incremental shares of 733,665 and 985,933, related to outstanding stock options, were included in the calculations of diluted net income per share for the quarter and nine months ended February 24, 2001, respectively.

Note 5.    Debt

At February 23, 2002, the Company has outstanding $20,000 senior unsecured notes held by two insurance companies. The notes contain certain financial covenants, including minimum net worth, debt to capitalization ratio and interest coverage ratio and also contain cross-default provisions. As of February 23, 2002, the Company was not in compliance with the covenant that specifies a minimum interest coverage ratio. Compliance with this covenant was waived by the holders of the unsecured notes as of and for the quarter ended February 23, 2002.

Note 6.    Lease Agreement

The Company leases manufacturing equipment under an operating lease. Outstanding minimum lease payments at the end of the third quarter of fiscal 2002 were $2,493 to be paid in monthly installments through November 2004. The lease agreement includes certain financial covenants, including minimum net worth, debt to capitalization ratio and debt service coverage ratio. As of February 23, 2002, the Company was not in compliance with the covenant that specifies a minimum debt service coverage. Compliance with this covenant was waived by the lessor as of and for the quarter ended February 23, 2002.

Note 7.    Commitments and Contingencies

The Company has two standby letters of credit totaling $793 to secure obligations due under employee health insurance plans and to satisfy requirements of the operating lease agreement for the Wood Village facility. The letters of credit expire on July 1, 2002 and February 26, 2003, respectively, and are collateralized with cash.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect: the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the collectibility of accounts receivable, realizability of inventories, impairment of long-lived assets, amount of warranty obligations and valuation of deferred income tax assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions. We believe the following critical accounting policies, among other policies, affect our more significant judgments and estimates used in the preparation of our financial statements.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories are valued at the lower of cost or market and include materials, labor and manufacturing overhead. We write down our inventory for estimated obsolescence or unmarketability equal to the difference between the cost of the inventory and its estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.

We review long-lived assets for impairment when circumstances indicate that the carrying amount may not be recoverable. Factors which could trigger an impairment review include a significant decline in operating results relative to historical or projected future operating results, significant changes in the manner of our use of assets, changes in technology or significant negative industry or economic trends. If this review indicates that the value of an asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the asset is not recoverable, the net carrying value of the asset will be reduced to fair value and the remaining depreciation period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our financial statements if and when an impairment charge is recorded.

We provide for the estimated cost of product warranties at the time revenue is recognized. The warranty obligation includes a provision based on historical experience, as well as reserves for specific issues we identify. To the extent actual warranty charges vary from our historical experience, revisions to the estimated warranty liability may be required.

We account for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have not recorded a valuation allowance to reduce our deferred tax assets as management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these net deferred tax assets. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such a determination was made. In addition, we record income tax expense at a rate that is based on forecasted results for the fiscal year. If future changes in market conditions cause actual results for the year to be more or less favorable than those projected by management, adjustments to the effective income tax rate could be required.

Results of Operations

Net Sales

Our net sales for the third quarter of fiscal 2002 were $18.5 million, which represented a decrease of 58% from net sales of $44.4 million in the third quarter of fiscal 2001. Our net sales for the first nine months of fiscal 2002 were $65.0 million, which represented a decrease of 58% from net sales of $153.8 million in the first nine months of fiscal 2001. The decrease in net sales for the quarter and nine months resulted from a decrease in the volume of units shipped due to a decrease in end customer demand and was partially offset by a slight overall pricing increase due primarily to a favorable sales mix. Premium revenue, consisting of both quick-turn prototype and compressed lead-time volume orders, remained consistent as a percentage of sales at 32% of net sales in the third quarter of fiscal 2002 and fiscal 2001. Premium revenues in the third quarter of fiscal 2001 primarily consisted of compressed lead-time volume orders, whereas in the third quarter of fiscal 2002 premium revenues primarily consisted of higher margin quick-turn prototype orders.

We are currently experiencing a sustained slowdown in demand from our customers for volume orders, including a reduction in demand for compressed lead-time volume orders. Future demand and product pricing are dependent on a variety of factors including; product mix, levels of advanced technology, capacity utilization, competitive pressure in the circuit board industry, and economic conditions affecting the electronics industry in general and the markets we serve. The current uncertainty regarding the level and timing of an economic recovery in our product markets and volatility in our customer forecasts makes our forecasting inherently less reliable than in prior periods. However, we expect sales in the fourth quarter of fiscal 2002 to be modestly higher than those in the third quarter of fiscal 2002.

Our 90-day backlog was approximately $8.1 million at February 23, 2002, compared to approximately $5.9 million at November 24, 2001 and $15.5 million at May 26, 2001. The level and timing of orders placed by our customers vary due to many factors, including customer attempts to manage inventory, changes in customers’ manufacturing strategies and variation in demand for our customers’ products and our quoted lead times. Accordingly, our backlog is not necessarily indicative of future financial results.

Our five largest original equipment manufacturer, or OEM, customers represented 71% of net sales in the third quarter of fiscal 2002 and 63% of net sales in the third quarter of fiscal 2001. Our five largest OEM customers represented 65% and 64% of net sales in the first nine months of fiscal 2002 and 2001, respectively. Our sales to OEMs include sales made through contract manufacturers. Sales made through contract manufacturers were 64% of net sales in the third quarter of fiscal 2002 and 54% of net sales in the third quarter of fiscal 2001. Sales made through contract manufacturers were 46% of net sales in the first nine months of fiscal 2002 and 57% of net sales in the first nine months of fiscal 2001. Currently, the majority of sales through contract manufacturers are directed to the contract manufacturer by the OEM end customer. However, in the future we expect incremental discretionary orders to be placed directly by contract manufacturers. We expect to continue to depend on a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could materially reduce our sales.

The following table shows, for the periods indicated, the percentage of our net sales to the principal end-user markets we serve ($ in thousands):

	Three Months Ended				Nine Months Ended
	Feb. 23, 2002		Feb. 24, 2001		Feb. 23, 2002		Feb. 24, 2001
Market Segments
Communications	82%	$15,235	58%	$25,556	74%	$47,773	58%	$89,734
High-end Computing	10	1,892	24	10,845	13	8,724	19	29,376
Test and Measurement	5	906	16	7,200	11	6,858	21	31,646
Other	3	482	2	845	2	1,623	2	3,075

Total	100%	$18,515	100%	$44,446	100%	$64,978	100%	$153,831

The significant decrease in sales in the test and measurement segment was expected due to the release of commitments under a customer supply agreement in the first quarter of fiscal 2002. We do not anticipate sales in the test and measurement segment to increase until demand for semiconductor test equipment returns. The significant decline in high-end computing sales as a percentage of sales from the third quarter of fiscal 2001 compared to the third quarter of fiscal 2002 was due to a large non-recurring order in the third quarter of fiscal 2001 which maintained sales in that segment in comparison to a decline in sales of other segments. In addition, overall sales in both segments are down as a percentage of sales due to the significant growth in the number of new communications customers.

Gross Profit

Our gross profit as a percentage of sales, or gross margin, was a negative 12% in the third quarter of fiscal 2002 compared to 33% in the third quarter of fiscal 2001. Gross margin was 1% for the first nine months of fiscal 2002 compared to 35% for the first nine months of fiscal 2001. The decrease in gross margin in the third quarter and first nine months of fiscal 2002 compared to the third quarter and first nine months of fiscal 2001 is primarily due to the significant decrease in sales and resulting decrease in manufacturing capacity utilization. Decreased production volumes required fixed costs to be allocated over a lower number of units. Partially offsetting the negative impact of lower volumes was stronger pricing year over year resulting from a favorable sales mix as discussed under “Net Sales” above.

We have aggressively implemented cost-cutting measures over the last four quarters. These measures have included a reduction in headcount at the end of fiscal 2001, mandated time off, limited hiring, salary and wage freezes, reduced discretionary spending, manufacturing process improvements, scheduled plant shutdowns and lower raw material and supply costs. However, fixed costs are expected to modestly increase in the future as a result of our capacity expansion project.

We expect our gross profit in the fourth quarter of fiscal 2002 to remain negative as a result of continued low capacity utilization, as well as lower average pricing primarily due to product mix changes and anticipated pricing pressures compared to the prior quarter. However, our gross profit may also be affected by various other factors including production yields and changes in our cost structure.

Engineering

Our engineering expenses were $1.4 million in the third quarter of fiscal 2002 and $1.3 million in the third quarter of fiscal 2001, representing 7% and 3% of our net sales, respectively. Engineering expenses were $4.1 million for the first nine months of both fiscal 2002 and fiscal 2001, representing 6%

and 3% of net sales, respectively. Engineering expenses, although higher as a percentage of net sales, remained relatively flat in absolute terms in the third quarter and first nine months of fiscal 2002 compared to prior periods.

Selling, General and Administrative

Our selling, general and administrative expenses were $2.7 million in the third quarter of fiscal 2002 and $3.4 million in the third quarter of fiscal 2001, representing 15% and 8% of our net sales, respectively. For the first nine months of fiscal 2002, selling, general and administrative expenses were $8.3 million, or 13% of net sales, compared with $10.5 million, or 7% of net sales, for the first nine months of fiscal 2001. Selling, general and administrative expenses decreased in the third quarter and first nine months of fiscal 2002 compared to prior periods primarily due to lower labor costs resulting from mandated time off as well as reduced selling commissions, lower provisions for bad debts and the elimination of management bonuses in fiscal 2002.

Interest and Other Income (Expense), net

Our interest and other income (expense), net was $0.1 million in the third quarter of fiscal 2002 and $0.7 million in the third quarter of fiscal 2001. For the first nine months of fiscal 2002, interest and other income (expense) was $1.1 million compared to $1.5 million for the first nine months of fiscal 2001. The net change resulted primarily from changes in interest income and interest expense. Interest income decreased in the third quarter and first nine months of fiscal 2002 due to reduced interest rates on lower levels of cash equivalents and short-term investments. Offsetting this was a significant decrease in interest expense in the third quarter and first nine months of fiscal 2002 due to lower debt obligations and the capitalization of interest related to our capacity expansion project. Interest expense of $0.1 million capitalized in the third quarter of fiscal 2002 and $0.9 million capitalized year-to-date will be amortized over the lives of the assets to which it relates.

Income Taxes

Our effective tax rate was a benefit of approximately 40% in the third quarter of fiscal 2002 and an expense of approximately 39% in the third quarter of fiscal 2001. The effective tax rate for the first nine months of fiscal 2002 was a cumulative benefit of 45% compared to an effective tax expense rate of 39% for the first nine months of fiscal 2001. The primary reason for the increased tax benefits recorded during the third quarter and first nine months of fiscal 2002 was the inclusion of a $0.6 million benefit related to research and development tax credits from prior years recorded in the second quarter, research and development tax credits related to fiscal 2002, benefits from foreign sales exclusion and interest on tax exempt government bonds. The effective tax rate for the remainder of fiscal 2002 is expected to be a benefit of approximately 40%.

Liquidity and Capital Resources

The net loss for the first nine months of fiscal 2002, after adjustments for depreciation and amortization, deferred income taxes, the tax benefit related to stock option exercises, and the year-to-date net reduction of working capital provided cash from operating activities in the first nine months of fiscal 2002 of $6.2 million. The decrease in working capital is primarily the net result of decreases in accounts receivable and inventory, partially offset by a decrease in accounts payable.

Cash provided by investing activities in the first nine months of fiscal 2002 was $16.4 million, primarily from the net maturity of investments over purchases offset by expenditures for manufacturing buildings and equipment to support the capacity expansion program. Capital commitments at February 23, 2002 were approximately $10.2 million, primarily for manufacturing equipment.

Cash used in financing activities in the first nine months of fiscal 2002 was $1.4 million, which consisted of principal payments on our senior unsecured notes, partially offset by proceeds from the exercise of stock options.

At February 23, 2002, we have $20.0 million outstanding under 7.9% senior unsecured notes held by two insurance companies, with interest payable semi-annually. Semi-annual principal payments of $4.0 million began in September 1999, with a final principal payment of $8.0 million due in September 2003. The notes contain certain financial covenants, including minimum net worth, debt to capitalization ratio and interest coverage ratio and also contain cross-default provisions. In addition, the notes contain a make–whole provision specifying penalties for debt prepayment. As of February 23, 2002, the Company was not in compliance with the covenant that specifies a minimum interest coverage ratio. Compliance with such covenant was waived by the holders of the unsecured notes as of and for the quarter ended February 23, 2002.

We lease manufacturing equipment under an operating lease. Outstanding minimum lease payments at the end of the third quarter of fiscal 2002 were $2.5 million, to be paid in monthly installments through November 2004. The lease agreement includes certain financial covenants including minimum net worth, debt to capitalization and debt service coverage requirements. As of February 23, 2002, we were not in compliance with the covenant that specifies a minimum debt service coverage ratio. Compliance with this covenant was waived by the lessor as of and for the quarter ended February 23, 2002.

We lease a 90,000 square foot manufacturing facility located in Wood Village, Oregon under an operating lease in connection with our capacity expansion plans. Monthly lease payments escalate at specific points over the minimum ten-year term of the lease. Outstanding minimum lease payments at the end of the third quarter of fiscal 2002 totaled $5.2 million. Payments on the initial term of the lease extend through July 2011 and we have the option to extend the initial term of the lease for three consecutive periods of five years each.

We have issued two standby letters of credit totaling $0.8 million to secure obligations due under employee health insurance plans and to satisfy requirements of the lease agreement for the Wood Village facility. These letters of credit expire on July 1, 2002 and February 26, 2003, respectively, and are collateralized with cash.

We have guaranteed a note with a bank for certain manufacturing equipment that was purchased by a subcontractor whereby we have a security interest in the underlying equipment should the borrower default. We also have consignment agreements with certain suppliers for raw material inventory, some of which provide that we are obligated to purchase inventory on hand upon termination of the agreement. As of the end of the third quarter of fiscal 2002, potential commitments under these instruments were insignificant.

Capacity Expansion

Our capacity expansion projects announced in fiscal years 2000 and 2001 have been significantly slowed due to the decline in customer demand for printed circuit boards. Once completed, however, these expansion projects are expected to increase production capacity by approximately 100% and will cost approximately $90.0 million. In response to current industry conditions, we have reduced our planned capital expenditures for all of fiscal 2002 to less than $20 million. As of the end of the third quarter we have completed installation of critical equipment at Wood Village and have deferred ordering non-critical equipment. Consistent with our strategy, we do not expect to start hiring or operations at the Wood Village facility until we see a sustained return of demand for volume production.

Once we begin hiring and completing equipment installation at the Wood Village facility, we expect that full capacity will be available within approximately two years. Upon the completion of these expansion projects, we expect that our manufacturing facilities will support revenues of approximately $400 million annually. We expect to fund our expansion projects with existing capital resources, internally generated funds and lease financing.

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

Risk Factors Affecting Business and Results of Operations

Certain statements in this report contain forward-looking information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms, or other comparable terminology. These statements constitute forward-looking statements and are only predictions. Actual events or results may differ materially. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the factors listed below and the risks detailed in the Company’s Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended May 26, 2001.

Forward-looking statements contained in this report relate to the Company’s plans and expectations as to future sales, our customer base, gross profit, capacity expansion and the need for and availability of capital resources and cash.

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: a continued downturn in the economy in general or in the technology sector; the loss of any of our major customers; a further decrease in demand for electronic products or continued weak demand for these products; pricing pressures in the industry; and an increase in competition in the market for electronic interconnect solutions. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in our expectations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment. We do not use, nor do we plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit, quality securities.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) See the Exhibit Index for the exhibits filed as part of this report.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended February 23, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of April, 2002.

MERIX CORPORATION

By:	/s/ JANIE S. BROWN
Janie S. Brown Sr. Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2001.

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended May 31, 1997).

10.1	Indemnity Agreement between the Company and Gary R. Lenaghan dated as of October 1, 2001.

10.2	Executive Severance Agreement between the Company and Gary R. Lenaghan dated as of January 28, 2002.