Form 10-K
period 2002-05-25
MERIX CORP
filed 2002-08-20
CIK 921365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 25, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 24, 2002 was $86.8 million based upon the composite closing price of the Registrant’s Common Stock on the Nasdaq National Market System on that date. For purposes of this computation, all executive officers and directors have been deemed affiliates. This shall not be deemed an admission that such persons are affiliates.

The number of shares of the Registrant’s Common Stock outstanding as of July 24, 2002 was 14,434,965 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

MERIX CORPORATION
FORM 10-K

PART I

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors Affecting Business and Results of Operations.” This section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

ITEM 1.     BUSINESS.

In this report, the terms “Merix,” “Company,” “we,” “us,” and “our” refer to Merix Corporation. Merix, an Oregon corporation, was formed in March 1994. We are a leading manufacturer of technologically advanced electronic interconnect solutions for use in sophisticated electronic equipment. Our principal products are complex multilayer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. We focus on providing our solutions to manufacturers of technologically advanced electronic products within selected high growth segments of the electronics industry, including communications, high-end computing, and test and measurement. We provide our customers with an integrated interconnect manufacturing solution that includes quick-turn prototypes, pre-production and volume production of printed circuit boards and backplanes. In addition, we provide design assistance and engineering services in the early stages of product development. We recently announced a new service offering called thermal management solutions, which supports wireless applications. Our customers include original equipment manufacturers, or OEMs, and contract manufacturers in the electronics industry.

Industry Overview

Printed circuit boards consist of patterns of electrical circuitry etched from copper that have been laminated on a board of insulating material. They are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. Printed circuit boards are customized for specific electronic applications and are sold to OEMs and contract manufacturers in volumes that range from several units for prototypes to small quantities for pre-production to large quantities for volume production. Quick-turn prototypes are used in the design, test and launch phases of new electronic products and require rapid manufacturing, with industry delivery times ranging from as little as 24 hours to as long as 10 days. Larger volumes of printed circuit boards are needed as a product progresses past the testing and design phases and into pre-production and then volume production.

Printed circuit boards are used in virtually all electronic equipment from consumer products, such as personal computers, cellular telephones and televisions, to high-end commercial electronic equipment, such as data communication routers and switches, data storage devices, wireless base stations, computer workstations and network servers. Typically, printed circuit boards used in consumer electronic products employ lower layer counts and lower performance materials and require less manufacturing flexibility than printed circuit boards used in high-end commercial equipment. High-end commercial equipment manufacturers require more complex multilayer printed circuit board solutions with advanced materials, narrow line widths and separations of copper traces, precision cavities and small diameter vias and through-holes to connect internal circuitry.

We manufacture complex multilayer printed circuit boards primarily for use in high-end commercial equipment. We are capable of producing, in volume, technologically sophisticated printed circuit boards of up to 40 layers utilizing high performance, mixed dielectric materials. We are also a leading supplier of advanced products for wireless base stations, which typically require thermal management solutions, and high-speed optical networking systems. Our advanced manufacturing capabilities uniquely position us to serve the communications, high-end computing and test and measurement segments of the electronics industry. These industry segments are characterized by rapid technological change and short production life-cycles as OEMs continually develop new and technologically superior products.

Manufacturing increasingly sophisticated electronic interconnect products requires substantial investment in advanced production facilities, engineering and manufacturing expertise and process technology. These capital and technology requirements have led to consolidation in recent years, reducing the number of printed circuit board manufacturers in the United States by almost one-half, from approximately 950 in 1992 to approximately 510 in 2001. Despite this consolidation, the printed circuit board market remains fragmented and we expect consolidation to continue. Additionally, the sustained downturn in the electronics industry over the last 18 months has resulted in plant closures, which have decreased domestic printed circuit board manufacturing capacity by 20 to 25%.

There are several significant trends within the electronic interconnect industry that we believe present opportunities for growth. These include:

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

Emerging Markets.    Although current market conditions are weak, the demand for more complex multilayer printed circuit boards is driven by the expansion of traditional markets for high-end commercial electronic equipment, such as communications, computing and test and measurement. Although growth in these markets may be at a slower pace than experienced in previous years, we believe that these markets will rebound and grow as a result of technological changes, demands for a wider variety of electronic product features, greater bandwidth and increasingly powerful electronic components.

Shorter Product Life-Cycles for Electronic Products.    Rapid advances in technology have significantly shortened the life-cycles of complex electronic products and placed increased pressure on OEMs to develop new products in shorter periods of time. The time-to-market demands of OEMs have increased emphasis on the engineering and quick-turn production of small unit volumes of printed circuit boards in the prototype development stage. The success of first-to-market products heightens the demand for manufacturing expertise and process controls that enable manufacturers to quickly proceed to volume production.

Increased Demand for Integrated Products and Services.    The accelerated time-to-market and time-to-volume needs of OEMs of high-end equipment have resulted in increased collaboration with interconnect providers that can offer engineering support in the design phase and manufacturing scalability throughout the production life-cycle. Many OEMs are limiting their vendor base to a smaller number of technically qualified providers that are able to offer a broad range of interconnect products and services.

Products and Services

We offer a broad range of products and services designed to meet our customers’ needs for complex multilayer printed circuit boards and backplanes. Our products and services span the period from product conception through volume production and include the following:

Design Assistance and Engineering Services.    We provide design assistance and engineering services in the early stages of product development to ensure that mechanical and electrical elements are integrated to achieve a high quality and cost-effective product. We also evaluate customer designs for manufacturability and recommend design changes to reduce manufacturing costs and lead times or increase manufacturing yields and the quality of finished printed circuit boards. We believe this cooperative process shortens the time in transition from the development of the prototype design to volume manufacturing and facilitates the delivery of high quality products in a timely fashion. By working closely with our customers throughout the design and manufacturing process, we gain insight into their future product requirements.

Quick-Turn Prototype and Pre-Production Services.    We produce quick-turn prototypes with lead times of three to ten days and prototypes in pre-production quantities with lead times of ten to fifteen days for these customers. We offer prototype and volume production within the same facility. By using the same processing lines for all production, our prototypes more accurately represent our volume products. This allows us to shorten the time in transition from the development of prototype designs to volume manufacturing and facilitates the volume delivery of high-quality complex printed circuit boards in a timely fashion.

Volume Production.    Volume production is characterized by standard lead times of four to eight weeks, as printed circuit boards move to full-scale commercial production. At this stage of production, quality, on-time delivery, process capability and price are the factors most important to our customers. Our engineering capability enables us to produce, in volume, technologically sophisticated printed circuit boards of up to 40 layers utilizing high performance materials and leading edge fabrication techniques. In addition, our manufacturing process controls enable us to meet accelerated time-to-market and time-to-volume requirements of our customers.

Backplanes.    Backplanes are generally larger and thicker printed circuit boards on which connectors are mounted to interconnect printed circuit boards, integrated circuits and other electronic components. In addition to providing backplane fabrication services for our customers, we also perform radio frequency testing services to evaluate the performance of backplane circuits across a spectrum of frequencies.

Thermal Management Solutions.    We offer solutions to help our customers manage heat in high performance applications and address thermal and signal integrity requirements in high power wireless products. Our manufacturing facilities support the integration of metal pallets and metal coins with a circuit board, as well as other processes for managing thermal issues.

Markets and Customers

The following table shows, for the periods indicated, the percentage of our net sales to the principal market segments we serve:

	Fiscal Years
	2002	2001	2000
Market Segments:
Communications	75.6%	59.4%	51.7%
High-end Computing	12.4	19.2	21.3
Test and Measurement	9.6	19.3	24.2
Other	2.4	2.1	2.8

Total	100.0%	100.0%	100.0%

Sales in the communications market segment represented a larger percentage of sales in fiscal 2002 compared to fiscal 2001, reflecting the increase in the number of communications customers from approximately 47 in fiscal 2001 to approximately 100 in fiscal 2002. Sales in both test and measurement and high-end computing segments represent a smaller percentage of sales in fiscal 2002 due to significant growth in the number of new communications customers. In addition, our sales in the test and measurement segment are primarily to semiconductor test equipment customers, which have experienced a more significant downturn than other sectors within the test and measurement segment. We do not anticipate sales in the test and measurement segment to increase until demand for semiconductor test equipment improves.

Our five largest OEM customers during fiscal 2002, in alphabetical order, were Cisco Systems, Motorola, Powerwave Technologies, StorageTek, and Teradyne. Our five largest OEM customers comprised 65.4%, 64.1% and 67.5% of our net sales during fiscal 2002, 2001 and 2000, respectively. In fiscal 2002, Cisco Systems and Motorola each accounted for more than 10% of our net sales. Cisco Systems, Motorola and Teradyne each accounted for more than 10% of our net sales in fiscal 2001 and 2000. We expect to continue to depend on a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could reduce our revenues.

Sales to OEMs include sales made through contract manufacturers that assemble components on our products for resale to OEMs. Approximately 50.9%, 52.9% and 54.8% of our net sales were through our contract manufacturing customers in fiscal 2002, 2001 and 2000, respectively. The majority of sales through contract manufacturers are directed by our OEM customers. However, in fiscal 2002, we were added to the approved vendor list of three contract manufacturers and we have been awarded incremental discretionary orders directly from these contract manufacturers. We expect these discretionary orders to increase in the future.

Sales and Marketing

We market our products through a field-based direct sales force, field application engineers, manufacturers’ representative firms and customer service personnel. We employ field application engineers in regions across the U.S, who serve as the technical interface between Merix and customers’ design engineering teams. Our field application engineers integrate into the customers’ design teams as technical experts, providing information and modeling data to assure that the final printed circuit board design meets certain electrical performance requirements, cost goals, and design guidelines for manufacturability. Independent manufacturers’ representative firms represent us in the United States, Europe, Israel and Canada.

Our sales force develops close relationships with our OEM customers beginning at the earliest development and design phases and continuing throughout all stages of production. Because contract manufacturers are increasingly being given discretionary authority from OEMs to award business to printed circuit board manufacturers, we also target contract manufacturers and leverage our relationships with OEMs to access new business with contract manufacturers.

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

We continue to offer new laminate material products to meet our customers’ needs and we are on the forefront of offering these new materials due to our relationships with our suppliers. We rely on our suppliers for laminates and raw materials needed to manufacture printed circuit boards for our customers. We also depend on a small number of suppliers for many of the raw materials and laminates that we use in our business. If a significant shortage of raw materials or laminates were to occur or if we were unable to continue to purchase these raw materials and laminates from our suppliers, our operating results would be materially adversely affected.

Manufacturing and Technology

The increasing complexity of electronic products has driven technological advancements in interconnect products and has placed increasingly more difficult demands on the manufacturing process. We have invested in production technology to manufacture dense multilayer printed circuit boards utilizing advanced fabrication processes and high performance materials in volume production, with excellent reliability. We employ numerous advanced manufacturing techniques and systems, including automated imaging systems, conveyorized automated optical inspection, computer controlled hot oil vacuum lamination, high-speed computer controlled drilling and routing, automated registration optimizers, periodic reverse pulse copper plating, photoimageable solder mask processing, dual-sided access electrical testing and automated surface coating. Our execution of these techniques enables us to timely manufacture complex printed circuit boards of consistent quality in high-volume.

In general, we receive circuit designs directly from our customers in the form of electronic data files, which we review to ensure data accuracy and product manufacturability. Using these electronic files, we generate images of the circuit patterns that we develop on individual layers using advanced photographic processes. Through a variety of plating and etching processes, we selectively add and remove conductive materials forming horizontal layers of thin traces or circuits, which are separated by insulating material. A finished multilayer printed circuit board laminates together a number of layers of circuitry, using intense heat and pressure under vacuum. Vertical connections between layers are achieved by plating through small holes called vias. Vias are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy. We specialize in high layer printed circuit boards with extremely fine geometries and tolerances. Because of the tolerances involved, we use clean rooms in certain manufacturing processes where tiny particles might otherwise create defects on the circuit patterns and use automated optical inspection systems to ensure consistent quality.

To organize and track our orders, materials and processes, we have developed a proprietary integrated manufacturing support system called the Computer On-Line Loading and Tracking system (“COLT”). This system tracks all phases and aspects of shop-floor production in real time to deliver crucial information to every decision point. Our lab analysis system, which integrates with COLT, helps us analyze and continually improve our products and processes using online statistical process control tools.

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

Competition

We believe our major competitors are the large U.S. and international independent producers that manufacture multilayer printed circuit boards, provide backplane and other electronic assemblies and offer quick-turn services, such as Dynamic Details Inc., Honeywell, Multek (a division of Flextronics International Ltd.), Sanmina-SCI, TTM Technologies Inc., Tyco International Ltd. and Viasystems.We believe our ability to compete successfully depends upon a number of factors, including our responsiveness to customers in delivery and service, our technological capability, our product quality and our pricing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Affecting Business and Results of Operations.”

Backlog

Our 90-day backlog was approximately $9.5 million at the end of fiscal 2002 and $15.5 million at the end of fiscal 2001. A substantial portion of our backlog is typically scheduled for delivery within 60 days.

The level and timing of orders placed by our customers vary due to a number of factors, including variations in demand for customer products, customer attempts to manage inventory and changes in customer manufacturing strategies. Because we do not generally obtain long-term purchase orders or commitments from our customers, we must anticipate the future volume of orders based on discussions with our customers. We rely on our estimates of anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A customer may cancel, reduce or delay orders that were previously made or anticipated. A significant portion of our backlog at any time may be subject to cancellation or postponement without penalty. We may not be able to timely replace canceled, delayed or reduced orders. Significant cancellations and reductions and delays in orders by customers have led to under-utilization of our installed capacity.

Patents and Other Intellectual Property

Although we seek to protect certain proprietary technology and other intangible assets through patents, we have relatively few patents and believe our business depends instead on our effective execution of fabrication techniques and our ability to improve our manufacturing processes to meet evolving industry standards. In addition, because manufacturing printed circuit boards requires our employees to have sufficient know-how to operate advanced equipment and to conduct sensitive and complicated manufacturing processes, we depend to a large extent on training, recruiting and retaining these employees.

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

Employees

As of May 25, 2002 we had a total of 963 employees, all of which were regular employees. None of our employees is represented by a labor union. We have never experienced an employee-related work stoppage and we believe our relationship with our employees is good.

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Executive Officers	Age	Position
Mark R. Hollinger	44	Chairman, Chief Executive Officer and President
Janie S. Brown	57	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Anaya K. Vardya	39	Senior Vice President, Operations
Daniel T. Olson	47	Vice President, Sales and Marketing
Gary R. Lenaghan	50	Vice President, Human Resources

Mark R. Hollinger was elected Chairman of the Board in September 2001 and has served as Chief Executive Officer since September 1999. Mr. Hollinger has served as President and as a member of the Board of Directors since May 1999. He joined Merix in September 1997 as Senior Vice President, Operations and served as Chief Operating Officer from August 1998 to September 1999. Prior to joining Merix, Mr. Hollinger worked for more than a decade at IBM, followed by three years as Vice President of Operations at Continental Circuits Corporation of Phoenix.

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

Anaya K. Vardya has served as Senior Vice President, Operations since January 2001 and Vice President of Operations from December 1999 to January 2001. Mr. Vardya joined Merix in October 1997 as Director of Forest Grove Operations. Prior to joining Merix, Mr. Vardya was the Corporate Development Manager for Continental Circuits Corporation from November 1994 to October 1997. From 1985 to 1994, Mr. Vardya held a number of positions with IBM.

Daniel T. Olson has served as Vice President, Sales and Marketing since October 1999. From 1992 to April 1999, Mr. Olson held various positions, including Director of Strategic Business for the Electronics Business Group of MacDermid, Inc. From 1982 to 1991, Mr. Olson served in a number of sales roles, including National Sales Manager for Olin Corporation.

Gary R. Lenaghan has served as Vice President, Human Resources since October 2001. Mr. Lenaghan joined Merix from Harley-Davidson Motor Company where he was the Corporate Director of Total Compensation and was responsible for human resources strategy, compensation, benefits, labor relations and human resources information systems. He also has a broad range of human resource experience from his positions at Rockwell International and Ingersoll-Rand, Inc.

ITEM 2.     PROPERTIES.

We currently manufacture all of our products on our 73-acre Forest Grove campus, which includes approximately 248,000 square feet of manufacturing facilities and a 62,500 square foot training and administration facility. Our manufacturing facility is certified under the ISO 9002 quality assurance model. We use total quality management systems to meet the highest industry standards for product quality.

We commenced a capacity expansion program at both our Wood Village, Oregon and Forest Grove, Oregon, locations in the first quarter of fiscal 2001. Due to current industry conditions, the timeline for completion of this program has been significantly lengthened. We have completed the construction of a 90,000 square foot leased manufacturing facility located at Wood Village and have completed installation of critical equipment at both locations, but have deferred ordering non-critical equipment. We do not expect to start hiring or operating at the Wood Village facility until we are experiencing a sustained return of demand for volume production. Once we begin hiring and completing equipment installation at the Wood Village facility, we estimate it will take up to six months until significant production occurs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capacity Expansion.”

ITEM 3.     LEGAL PROCEEDINGS.

We are not involved in any material litigation. From time to time we may be involved in litigation arising in the normal course of our business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our stockholders during the fourth quarter of fiscal 2002.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Our common stock is quoted on the Nasdaq National Market under the symbol “MERX.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal year 2002:
Quarter 4	$20.19	$14.90
Quarter 3	20.56	15.39
Quarter 2	26.40	10.60
Quarter 1	26.90	14.57

Fiscal year 2001:
Quarter 4	$25.76	$11.00
Quarter 3	41.25	10.63
Quarter 2	69.00	23.31
Quarter 1	49.75	17.21

As of July 24, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $6.97 per share. As of July 24, 2002, there were approximately 95 shareholders of record and approximately 5,600 beneficial shareholders of our common stock.

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

Disclosure Regarding the Company’s Equity Compensation Plans

The Company maintains the 1994 Stock Incentive Plan (“1994” Plan”) and the 2000 Nonqualified Stock Option Plan (“2000 Plan”) pursuant to which the Company may grant equity awards to eligible persons. The material terms of the 1994 Plan and the 2000 Plan are described below.

The following table summarizes information about equity awards under the Company’s 1994 Plan and 2000 Plan as of May 31, 2002:

Plan Category	Number of shares of Common Stock to be issued upon exercise of Outstanding Options*	Weighted Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Available for Future Issuance (excluding shares reflected in *)
Equity compensation plans approved by security holders: 1994 Plan	1,395,485	$13.52	642,780
Equity compensation plan not approved by security holders: 2000 Plan	763,860	$17.18	1,235,391

	2,159,345	$14.82	1,878,171

In August 2002 the Board of Directors authorized an additional 2,000,000 shares to be available for grant under the 2000 Plan.

1994 Stock Incentive Plan

In 1994, the Company’s Board of Directors adopted the 1994 Stock Incentive Plan. The Company’s shareholders approved the 1994 Plan on September 30, 1994 and approved amendments to the 1994 Plan on October 9, 1995, September 23, 1997 and September 28, 2000. See exhibit 10.4 of this Form 10-K for reference to the plan document, as amended.

2000 Nonqualified Stock Option Plan

The Company’s Board of Directors adopted the 2000 Nonqualified Stock Option Plan in December 2000 and approved amendments in March 2002 and August 2002. The 2000 Plan has not been approved by the Company’s shareholders.

Shares Available

As amended, the 2000 Plan reserves up to 4,000,000 shares of the Company’s Common Stock for issuance pursuant to awards granted under the 2000 Plan. The 2000 Plan permits the grants of non-statutory stock options (“NSOs”) and stock awards. If an option granted under the Plan expires, terminates or is canceled, or if shares awarded are forfeited to the Company or repurchased by the Company, the shares again become available for issuance under the Plan.

Eligibility

All employees, officers and directors of the Company and its subsidiaries are eligible to participate in the 2000 Plan. Non-employee consultants, agents, independent contractors and advisors who provide services to the Company are also eligible to participate. In any plan year, the Company’s officers and directors may not receive options and stock awards involving more than an aggregate of 25% of the shares of Common Stock subject to the total aggregate number of options and stock awards granted during such plan year.

Administration

The Human Resources and Compensation Committee of the Board of Directors administers the 2000 Plan. The Committee may designate, from time to time, the individuals to whom awards are made under the Plan, the amount of any such award and the price and other terms and conditions of any such award. The Committee has the full and exclusive power to interpret the Plan and may, subject to the provisions of the Plan, establish the rules for its operation. Only the Board of Directors may amend, modify or terminate the 2000 Plan.

Term of Plan

The 2000 Plan will continue until all shares available for issuance under the 2000 Plan have been issued and all restrictions on such shares have lapsed. The Board of Directors may suspend or terminate the 2000 Plan at any time.

Stock Options

The Committee determines the persons to whom options are granted, the option price, the number of shares subject to each option, the period of each option and the times at which options vest and may be exercised. No monetary consideration is paid to the Company upon the granting of options.

Options granted under the Plan generally continue in effect for the period fixed by the Committee. Options are exercisable in accordance with the terms of an option agreement entered into at the time of grant. Except as otherwise determined by the Committee, options are nontransferable except on death. Options may be exercised only while an optionee is employed by or in the service of the Company or a subsidiary or on the earliest of (i) the option’s expiration date; (ii) within 12 months following termination of employment by reason of death or disability; or (iii) 90 days following termination for any other reason. The purchase price for each share purchased pursuant to exercise of options must be paid (i) in cash; (ii) by check; (iii) in shares of Common Stock valued at fair market value that have been owned by the optionee for at least six months (or any shorter period necessary to avoid a charge to the Company’s earnings for financial reporting purposes); or (iv) in other forms of consideration permitted by the Committee. Upon the exercise of an option, the number of shares subject to the option and the number of shares available under the Plan for future option grants are reduced by the number of shares with respect to which the option is exercised, less any shares surrendered in payment or withheld to satisfy withholding obligations.

Stock Awards

The Committee may award Common Stock of the Company under the Plan on such terms and conditions and subject to repurchase or forfeiture restrictions, if any, as the Committee determines at the time the stock is awarded. The Committee may determine the recipients of the awards, the number of shares to be awarded and the time of the award.

Changes in Capital Structure

The Plan provides that if the outstanding Common Stock of the Company is increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation by reason of any recapitalization, merger, consolidation, stock split or certain other transactions, appropriate adjustment will be made by the Committee in the number and kind of shares available for awards under the Plan and the number and kind of securities that are subject to any outstanding option. In the event of dissolution of the Company, unless otherwise determined by the Committee in its sole discretion, options and stock awards shall immediately terminate prior to dissolution or liquidation.

Amendments

The Board of Directors may at any time amend, suspend or terminate the Plan in such respect as it shall deem advisable; provided that shareholder approval must be obtained if required by law.

Tax Consequences

No income is realized by the grantee under federal income tax law until a stock option is exercised. Because the stock options granted under the Plan are NSOs, at the time of exercise of an NSO, the optionee will realize ordinary compensation income, and the Company will generally be entitled to a deduction, in the amount by which the market value of the shares subject to the option at the time of exercise exceeds the exercise price. The Company’s deduction is conditioned upon withholding income taxes on the income amount. Upon the sale of shares acquired upon exercise of an NSO, the excess of the amount realized from the sale over the market value of the shares on the date of exercise will be taxable.

An employee who receives a stock award in connection with the performance of services will generally realize taxable income at the time of receipt unless the shares are not substantially vested for purposes of Section 83 of the Code and no Section 83(b) election is made. If the shares are not vested at the time of receipt, the employee will realize taxable income in each year in which a portion of the shares substantially vest, unless the employee makes an election under Section 83(b) of the Code within 30 days after the original date of the receipt of the award. The Company generally will be entitled to a tax deduction in the amount includable as income by the employee at the same time or times as the employee recognizes income with respect to the shares, provided the Company withholds income taxes on the income amount. Section 162(m) of the Code limits to $1,000,000 per person the amount that the Company may deduct for compensation paid to any of its most highly compensated officers in any year after 1993. Because the Plan was not approved by the Company’s shareholders, compensation received through the exercise of options granted under the Plan is subject to the $1,000,000 deduction limit.

For additional information about our equity compensation plans, see Note 6 to the financial statements included in this report.

ITEM 6.     SELECTED FINANCIAL DATA.

	2002	2001	2000		1999		1998
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$86,500	$183,900	$155,872		$113,982		$178,620
Net income (loss)	(9,580)	26,597	7,458		(20,681)		2,138
Basic net income (loss) per share	(0.68)	1.96	0.76	*	(2.20	)*	0.23	*
Diluted net income (loss) per share	(0.68)	1.84	0.72	*	(2.20	)*	0.23	*

Balance Sheet Data:
Working capital	$59,645	$65,970	$73,540		$14,322		$40,755
Total assets	161,202	175,687	159,306		109,383		135,168
Long-term debt, less current portion	16,000	16,000	25,150		34,299		40,000
Shareholders’ equity	132,799	134,194	101,731		50,326		70,191

*	Restated for the three-for-two stock split effected August 25, 2000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading manufacturer of technologically advanced electronic interconnect solutions for use in sophisticated electronic equipment. Our principal products are complex multilayer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems.

Our fiscal year consists of either the 52 or 53-week period ending on the last Saturday in May. Fiscal years 2002, 2001 and 2000 were 52-week years. For convenience, all of our fiscal years are presented as ended on May 31.

Throughout fiscal 2002, we continued our focus on customers who require advanced technology printed circuit boards and we enhanced our capabilities to meet our customers growing demand for quick-turn production. We were able to increase average selling prices by increasing our higher technology sales and by a significant increase in higher margin quick-turn prototype and pre-production sales. Current economic conditions have resulted in a significant under-utilization of capacity, however, we have focused on reducing our cost structure and we continue to make improvements throughout our operations. We significantly expanded our customer base in fiscal 2002, adding 62 new customers and many new programs with existing customers. To ensure that we will be able to support the needs of our customer base once demand returns, we proceeded with our capacity expansion program on a selective basis. We believe that the steps we have taken during the economic downturn position us for growth once demand returns.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and; (iii) liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. On an on-going basis, we evaluate and update our estimates and judgments, including those related to the collectibility of accounts receivable, realizability of inventories, impairment of long-lived assets, amount of warranty obligations and valuation of deferred income tax assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions. We believe the following critical accounting policies, among other policies, affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon the shipment of its products to the customer provided that the Company has received a signed purchase order, the price is fixed, title has transferred, product returns are reasonably estimable, collection of resulting receivable is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. We maintain an allowance for estimated product returns based on historical experience. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This estimate is based on historical experience, current economic and industry conditions and the profile of our customer mix. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories are valued at the lower of cost or market and include materials, labor and manufacturing overhead. We write down our inventory for estimated obsolescence or unmarketability equal to the difference between the cost of the inventory and its estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions were to be less favorable than we projected, additional inventory write-downs may be required.

Long-lived Assets

We review long-lived assets for impairment when circumstances indicate that the carrying amount may not be recoverable. Factors which could trigger an impairment review include a significant decline in operating results relative to historical or projected future operating results, significant changes in the manner of our use of assets, changes in technology or significant negative industry or economic trends. If this review indicates that the value of an asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the value of the asset is not recoverable, the net carrying value of the asset will be reduced to fair value and the remaining depreciation period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our financial statements if and when an impairment charge is recorded.

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. The warranty obligation includes a provision based on historical experience, as well as reserves for specific issues we identify. To the extent actual warranty charges vary from our historical experience, revisions to the estimated warranty liability may be required.

Income Taxes

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

Results of Operations (Dollars in thousands)

Results of operations information in dollars and as a percentage of net sales are as follows:

	Years Ended May 31,			Percentage of Net Sales
	2002	2001	2000	2002	2001	2000
Net sales	$86,500	$183,900	$155,872	100.0%	100.0%	100.0%
Cost of sales	87,080	126,104	125,456	100.7	68.6	80.5

Gross profit (loss)	(580)	57,796	30,416	(0.7)	31.4	19.5
Operating expenses:
Engineering	5,665	5,360	4,488	6.5	2.9	2.9
Selling, general and administrative	11,180	13,371	11,184	12.9	7.3	7.2

Total operating expenses	16,845	18,731	15,672	19.4	10.2	10.1

Operating income (loss)	(17,425)	39,065	14,744	(20.1)	21.2	9.4
Interest income	2,015	4,460	922	2.3	2.4	0.6
Interest expense	(620)	(2,034)	(3,052)	(0.7)	(1.0)	(2.0)
Other expense, net	(686)	(102)	(386)	(0.8)	(0.1)	(0.2)

Income (loss) before taxes	(16,716)	41,389	12,228	(19.3)	22.5	7.8
Income tax (expense) benefit	7,136	(14,792)	(4,770)	8.2	(8.0)	(3.0)

Net income (loss)	$(9,580)	$26,597	$7,458	(11.1)%	14.5%	4.8%

Comparison of Fiscal Years 2002 and 2001

Net Sales

Net sales were $86.5 million in fiscal 2002, a decrease of 53.0% from net sales of $183.9 million in fiscal 2001. This decrease was primarily due to the downturn in the electronics industry and the resulting decline in OEM customer demand. The decrease was slightly offset by improved average pricing resulting from a higher level of quick-turn prototype sales and a higher percentage of more technologically advanced printed circuit board sales compared to the prior year. Premium revenue, consisting of both prototype and compressed lead-time volume orders, comprised 33.8% of net sales in fiscal 2002 compared to 34.8% in fiscal 2001. Premium revenue in fiscal 2002 consisted principally of prototype and pre-production orders, while premium revenue in fiscal 2001 was principally comprised of compressed lead-time volume orders. Consistent with industry conditions, we experienced a sustained downturn in customer demand for volume orders during fiscal 2002. However, as a result of enhancing our quick-turn capabilities, we achieved a significant increase in the level of higher margin prototype orders during the year.

Sales in the communications market segment decreased, but increased as a percentage of sales, in fiscal 2002 compared to fiscal 2001. The number of communications customers has increased from approximately 47 in fiscal 2001 to approximately 100 in fiscal 2002. Many of these new customers are relatively small companies, and our future business with these customers may be significantly affected by their ability to continue to obtain financing. Sales in our test and measurement and high-end computing segments decreased as a percentage of sales due to reduced demand in those market segments as well as the significant growth in the number of new communications customers. Sales in the test and measurement segment are primarily to semiconductor test equipment customers, which have experienced a more significant downturn than other sectors within the test and measurement segment. We do not anticipate sales in the test and measurement segment to increase until demand for semiconductor test equipment improves. See “Business—Markets and Customers.”

Sales to our five largest OEM customers comprised 65.4% of our net sales in fiscal 2002, compared to 64.1% in fiscal 2001. Our sales to OEMs include sales made through contract manufacturers. Sales through contract manufacturers were 50.9% of our net sales in fiscal 2002 compared to 52.9% in fiscal 2001. Two customers each accounted for more than 10% of our net sales in fiscal 2002, and three customers each accounted for more than 10% of our net sales in fiscal 2001. See “Business—Markets and Customers.”

During the last part of fiscal 2002, we experienced a slight increase in demand for volume orders, but capacity utilization rates in the printed circuit board industry remained below 50% and pricing for both quick-turn and volume orders was very competitive. Future demand and product pricing depend on many factors including product mix, levels of advanced technology, capacity utilization, competitive pressure in the circuit board industry, and economic conditions affecting the electronics industry in general and the markets we serve. The current uncertainty regarding the level and timing of an economic recovery in our product markets and volatility in our customer forecasts makes our forecasting less reliable than in prior periods.

Gross Profit

Gross profit as a percentage of sales, or gross margin, was negative 0.7% in fiscal 2002 and positive 31.4% in fiscal 2001. Gross margin decreased in fiscal 2002 primarily due to the significant decrease in sales and resulting decrease in manufacturing capacity utilization. Decreased production volumes required fixed costs to be allocated over a lower number of units. Partially offsetting the negative impact of lower volumes was stronger pricing year over year resulting from a favorable sales mix. See “Net Sales.”

We have aggressively implemented cost-cutting measures over the last five quarters. These measures have included a reduction in headcount through layoffs and attrition, mandated time off, limited hiring, salary and wage freezes, reduced discretionary spending, manufacturing process improvements, scheduled plant shutdowns and lower raw material and supply costs. However, fixed costs are expected to modestly increase in the future as a result of our capacity expansion project.

Until industry conditions improve and demand increases, we expect gross margin will continue to be negatively impacted by low capacity utilization. Our gross profit may also be affected by other factors, including product pricing, production yields and changes in our cost structure.

Engineering

Our engineering expenses were $5.7 million in fiscal 2002 and $5.4 million in fiscal 2001, representing 6.5% and 2.9% of our net sales in each of those periods, respectively. The increase in engineering expense in fiscal 2002 resulted primarily from increased headcount. Greater levels of design assistance and engineering services in the early stages of product development are critical to engaging with new customers and supporting the increase in prototype work and higher technology products manufactured. Additional field application engineers were added to support the sales organization. Increases in engineering expenses were partially offset by the absence of incentive bonuses and mandated time-off in fiscal 2002.

Selling, General and Administrative

Selling, general and administrative expenses were $11.2 million, or 12.9% of net sales, and $13.4 million or 7.3% of net sales, in fiscal 2002 and fiscal 2001, respectively. The decrease in selling, general and administrative expense resulted from tight controls on discretionary spending and mandated time-off. Although salary expenses have increased slightly due to strategic hires to strengthen the organization, headcount remains flat and bonuses decreased significantly in fiscal 2002 as compared to fiscal 2001. In addition, we reduced outside services and outside sales commissions and did not significantly increase our provision for bad debts and reserves for out-of-warranty costs in fiscal 2002, as compared to fiscal 2001.

Interest Income

Interest income decreased to $2.0 million in fiscal 2002 from $4.5 million in fiscal 2001 due to the decline in our investment balances and the lower yield on those balances as a result of falling interest rates.

Interest Expense

Interest expense declined to $620,000 in fiscal 2002 from $2.0 million in fiscal 2001 due partially to $9.1 million in principal payments on long-term debt made in fiscal 2002. In addition, we capitalized approximately $942,000 of interest costs related to capacity expansion projects in fiscal 2002 compared to $296,000 in fiscal 2001. Capitalized interest is amortized over the lives of the buildings and equipment to which it relates.

Other Expense, Net

Other expense, net, increased to $686,000 in fiscal 2002, compared to $102,000 in fiscal 2001, primarily due to one-time costs associated with early retirement of debt recorded in fiscal 2002.

Income Taxes

Our effective tax rate was a benefit of 42.7% in fiscal 2002 compared to an expense of 35.7% in fiscal 2001. Excluding a one-time benefit of $575,000 related to research and development tax credits from prior years recorded during fiscal 2002, our effective tax rate would have been a benefit of 39.3% for the year. This effective rate reflected research and development tax credits related to fiscal 2002 and interest earned on tax-exempt bonds. The effective tax rate in fiscal 2001 reflected benefits from foreign sales exclusion and the resolution of IRS tax issues. We expect our effective tax rate for fiscal 2002 to be a benefit of approximately 40%.

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

Sales in the communications market segment increased in dollars and as a percentage of sales in fiscal 2001 compared to fiscal 2000. The number of communications customers increased from approximately 30 in fiscal 2000 to approximately 47 in fiscal 2001.

Our five largest OEM customers comprised 64.1% of our net sales in fiscal 2001, compared to 67.5% in fiscal 2000. Our sales to OEMs include sales made through contract manufacturers. Sales through contract manufacturers were 52.9% of our net sales in fiscal 2001 compared to 54.8% in fiscal 2000. Three customers each accounted for more than 10% of our net sales in fiscal 2001 and 2000.

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

Other Expense, Net

Other expense, net, was $102,000 in fiscal 2001, compared to $386,000 in fiscal 2000. The decrease in other expense was primarily due to greater losses on the disposal of manufacturing equipment in fiscal 2000.

Income Taxes

Our effective tax rate was approximately 35.7% in fiscal 2001 compared to 39.0% in 2000. The reduction in the effective tax rate was due to benefits recorded in fiscal 2001 from foreign sales exclusion and the resolution of IRS tax issues.

Liquidity and Capital Resources

At the end of fiscal 2002, we had $42.6 million in cash and cash equivalents as well as $9.3 million in short-term investments.

We generated $2.7 million in cash from operations in fiscal 2002 as a result of a net reduction in working capital, income tax refunds related to prior years’ research and development tax credits, and the net loss for the year adjusted for depreciation and amortization. Accounts receivable, inventories and accounts payable decreased as a result of the lower levels of sales and production in fiscal 2002.

Cash from investing activities in fiscal 2002 was $18.4 million. Cash from investments in corporate securities resulted from the maturity of these investments. Cash was used to purchase manufacturing equipment and facilities pursuant to our capacity expansion program. We had capital commitments of approximately $9.5 million as of May 31, 2002, primarily for manufacturing equipment at Wood Village.

Cash used in financing activities in fiscal 2002 was $5.2 million, and was used primarily to reduce the principal balance of our senior unsecured notes and to retire a secured note payable to Tektronix, partially offset by proceeds from stock option exercises.

Shortly after the end of fiscal 2002, we privately sold $25.0 million of 6.5% convertible debentures due May 2007. The debentures are unsecured, are convertible into shares of our common stock at a fixed conversion price of $19.41, and are callable after August 2004 if certain conditions are met. There is no principal amortization, and interest is payable quarterly beginning June 2002. The debenture contains an embedded derivative in the form of a put option whereby the holder has the right to put the instrument back to the Company at 110% if a change in control of the Company should occur. This put option will be marked-to-market quarterly and any effect will be shown in the Statement of Operations. The Company does not anticipate that the derivative will have significant value because no change of control is currently contemplated. A portion of the proceeds of this financing was used to repay in full the remaining $16.0 million outstanding under our 7.9% senior unsecured notes. The 7.9% senior notes contained certain financial covenants, including minimum net worth, debt ratio and interest coverage ratio and a make-whole provision covering potential prepayment penalties. We were not in compliance with the covenant that specified a minimum interest charges coverage ratio for the fourth quarter of fiscal 2002.

We had a secured note payable to Tektronix Inc. with $1.2 million outstanding at May 31, 2001, which bore interest at 7.5% per year. This note was paid in full in June 2001.

We lease manufacturing equipment under an operating lease. Outstanding minimum lease payments at the end of fiscal 2002 were $2.3 million, to be paid in monthly installments through November 2004. The lease agreement includes certain financial covenants including minimum net worth, debt to capitalization and debt service coverage requirements. During the last two quarters of fiscal 2002, we were not in compliance with the covenant that requires a minimum debt service coverage ratio. The lessor waived compliance with this covenant for those periods. In addition, this covenant has been waived by the lessor through the first quarter of fiscal 2004.

We lease a 90,000 square foot manufacturing facility located in Wood Village, Oregon under an operating lease. Monthly lease payments escalate at specific points over the minimum ten-year term of the lease. Outstanding minimum lease payments at the end of fiscal 2002 totaled $5.1 million. Payments on the initial term of the lease extend through July 2011 and we have the option to extend the initial term of the lease for three consecutive periods of five years each.

We issued a standby letter of credit for $699,000 to secure obligations due under employee health insurance plans. This letter of credit expired on July 1, 2002. We also issued a letter of credit for $94,000 to satisfy requirements of the lease agreement for the Wood Village facility. This letter of credit expires on February 26, 2003, and is collateralized with cash.

We guaranteed a note with a bank related to financing certain manufacturing equipment that was purchased by a subcontractor. The Company holds a security interest in the underlying equipment and at May 31, 2002, there was $466,000 outstanding on the note.

We also have consignment agreements with certain suppliers for raw material inventory, some of which obligate us to purchase inventory on hand upon termination of the agreement. As of the end of fiscal 2002, potential commitments under these agreements were insignificant.

The following summarizes contractual obligations for Merix at the end of fiscal 2002 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	Future Minimum Lease Payments	Senior Notes	Total	*Pro Forma Total
Years ending May 31,
2003	$1,473	$8,000	$9,473	$1,473
2004	1,473	8,000	9,473	1,473
2005	853	—	853	853
2006	547	—	547	547
2007	578	—	578	578
Thereafter	2,474	—	2,474	27,474

	7,398	16,000	23,398	32,398

Less: amounts due within 1 year	(1,473)	(8,000)	(9,473)	(1,473)

Total long-term obligations	$5,925	$8,000	$13,925	$30,925

*	Pro forma total reflects the issuance of $25.0 million in convertible debentures and the payment of the senior notes subsequent to year end.

Capacity Expansion

We commenced capacity expansion programs at both our Wood Village, Oregon and Forest Grove, Oregon locations in the first quarter of fiscal 2001. Due to current industry conditions, the timeline for completion of this program has been significantly lengthened. We have completed the construction of a 90,000 square foot leased manufacturing facility at Wood Village and have completed installation of critical equipment, but have deferred ordering non-critical equipment at both locations. We do not expect to start hiring at or operating the Wood Village facility until we are experiencing a sustained return of demand for volume production. Once we begin hiring and completing equipment installation at the Wood Village facility, we estimate it will take up to six months until significant production occurs and expect that full capacity will be available within approximately two years thereafter. The total cost for the capacity expansion programs will be approximately $90 million and we have incurred total costs of approximately $45.9 million related to these projects to date. We expect to fund our expansion projects with a combination of current cash resources, internally generated funds and financing. Once completed, we expect these expansion projects to increase production capacity by approximately 100% and estimate our manufacturing facilities will support revenues of approximately $400 million annually.

Our planned capacity expansions involve significant risks. For example, we may encounter construction delays, equipment delays, labor shortages or disputes and production start-up problems that could prevent us from meeting our customers’ delivery schedules. In addition, the electronics industry has historically been cyclical and is currently experiencing a significant economic downturn characterized by diminished product demand and over-capacity. We expect to incur new fixed operating expenses associated with our expansion efforts, including increases in depreciation expenses and lease expenses. The current unfavorable economic conditions affecting major customers or the electronics industry in general may affect our ability to successfully utilize our additional manufacturing capacity in an effective manner. If our revenues do not increase sufficiently to offset increased expenses, our operating results may be adversely affected.

We believe that our existing capital resources and cash generated from operations should be sufficient to meet our working capital and capital expenditure requirements through at least the next 12 months.

Risk Factors Affecting Business and Results of Operations

You should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

If economic conditions further adversely affect the market for electronic products, we could continue to experience reduced sales and lower gross margins.

Our business depends on the electronics industry, which is subject to intense competition, rapid technological change, short production life cycles and pricing and margin pressures. When these factors adversely affect our customers, we suffer similar effects. Our customers are primarily manufacturers in the communications, high-end computing and test and measurement segments of the electronics industry. At any time, our customers can discontinue or modify products containing components manufactured by us. This discontinuance or modification could adversely affect our results of operations.

In addition, the electronics industry has historically been cyclical and subject to significant economic downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. The electronics industry is experiencing a recession and is likely to experience recessionary periods in the future. The economic conditions affecting the electronics industry, in general, or any of our major customers, in particular, has adversely affected our operating results and may continue to do so in the future. Our revenues declined significantly from fiscal 2001 to fiscal 2002.

Competition in the market for electronic interconnect solutions is intense, and could reduce our sales and prevent us from achieving or maintaining profitability.

The market for electronic interconnect solutions is intensely competitive, highly fragmented and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. We believe our major competitors are the large United States and international independent producers that manufacture multilayer printed circuit boards, provide backplane and other electronic assemblies, and offer quick-turn services, such as Dynamic Details Inc., Honeywell, Multek (a division of Flextronics International Ltd.), Sanmina-SCI, TTM Technologies Inc., Tyco International Ltd. and Viasystems. New and emerging technologies may result in new competitors entering our market.

Many of our competitors and potential competitors have a number of significant advantages over us, including:

•	significantly greater financial, technical, marketing and manufacturing resources;

•	preferred vendor status with our existing and potential customers;

•	greater name recognition; and

•	larger customer bases.

In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than we can. We must continually develop improved manufacturing processes to meet our customers’ needs for complex products, and our basic interconnect technology is generally not subject to significant proprietary protection. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively. During recessionary periods in the electronics industry, our competitive advantages in the areas of providing an integrated manufacturing solution and responsive customer service may be less important to our customers than they are in a more favorable climate. Our customers may become more price sensitive.

We believe price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the printed circuit board markets in which we compete. While historically our competitors in these locations have primarily competed in less technologically advanced markets, they continue to expand their technology to include higher technology printed circuit boards. These competitors may gain market share in the higher technology printed circuit board market, which may have a material adverse effect on the pricing of our products and our gross margin and may cause our sales to decrease.

Because a small number of customers account for a substantial portion of our revenue, our revenue could significantly decline if we lose a major customer or if a major customer demands less of our products or cancels or delays orders.

Historically, we have derived a significant portion of our revenue from a limited number of customers. Our top five OEM customers represented 65.4%, 64.1% and 67.5% of our net sales in fiscal 2002, 2001 and 2000, respectively. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could reduce our revenues and materially adversely affect our financial condition and results of operations. Additionally, many of our new customers are relatively small companies, and our future business with them may be significantly affected by their ability to continue to obtain financing.

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

Acquisitions may be costly and difficult to integrate, may divert management resources and may dilute shareholder value.

As part of our business strategy, we may make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or production capacity or that may otherwise offer growth opportunities.

In connection with these acquisitions or investments, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	incur debt and assume liabilities; and

•	incur amortization expenses related to intangible assets; or

•	incur large and immediate write-offs.

Future acquisitions also could pose numerous additional risks to our operations, including:

•	problems integrating the purchased operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	entering markets in which we have limited or no prior experience; and

•	potential loss of key employees, particularly those of the purchased organization.

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

Manufacturing printed circuit boards requires employees with sufficient know-how to operate advanced equipment and to conduct sensitive and complicated manufacturing processes. There is intense competition for these types of employees. We have been successful in attracting and retaining a sufficient number of these employees in our operations to date. In the future, we may not be able to attract and retain a sufficient number of these employees.

If we lose key personnel, we could experience reduced sales, delayed product development and diversion of management resources.

Our success depends largely on the continued contributions of our key management, engineering, sales and marketing and professional services personnel, many of whom would be difficult to replace. We do not have employment or non-compete agreements with our key personnel. If one or more members of our senior management were to resign, the loss of personnel could result in loss of sales, delays in new product development and diversion of management resources. We do not maintain “key man” insurance policies on any of our personnel.

We are subject to a variety of environmental laws.

We are required to comply with all federal, state, county and municipal regulations regarding protection of the environment. Electronic interconnect product manufacturing requires the use of a variety of materials, including metals and chemicals. Water used in the printed circuit board manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. As a result, we are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the storage, use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing processes. Although we believe our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to our facilities or operations. We may be responsible for the cleanup of any contamination discovered at our current and former manufacturing facilities and could be subject to revocation of permits necessary to conduct our business. Further, we cannot guaranty that additional environmental matters will not arise in the future at sites where no problem is currently known or at sites that we may acquire in the future.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high-credit quality securities.

We do not have interest rate risk in our long-term debt and do not enter into interest rate swap agreements. Further information required by this item is included in Note 1 to our financial statements included in this report.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
    Merix Corporation:

In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Merix Corporation (the Company) at May 25, 2002 and May 26, 2001, and the results of its operations and its cash flows for each of the three years in the period ended May 25, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
June 21, 2002

MERIX CORPORATION

BALANCE SHEETS
(In thousands)

	May 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$42,636	$26,790
Short-term investments	9,294	36,337
Accounts receivable, net of allowance of $998 and $1,071, respectively	10,808	15,891
Inventories	5,007	6,240
Income tax receivable	1,693	1,329
Deferred tax asset	1,574	1,734
Other current assets	1,036	1,505

Total current assets	72,048	89,826
Property, plant and equipment, net	83,647	77,525
Long-term investments	—	8,149
Deferred tax asset	5,392	—
Other assets	115	187

Total assets	$161,202	$175,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,468	$9,263
Accrued compensation	2,428	2,090
Current portion of long-term debt	—	9,149
Accrued warranty	1,310	1,483
Other accrued liabilities	2,197	1,871

Total current liabilities	12,403	23,856
Long-term debt	16,000	16,000
Deferred tax liability	—	1,637

Total liabilities	28,403	41,493

Commitments and contingencies (Note 13)	—	—
Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding 2002: 14,411 shares, 2001: 13,671 shares	103,189	95,004
Retained earnings	29,610	39,190

Total shareholders’ equity	132,799	134,194

Total liabilities and shareholders’ equity	$161,202	$175,687

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended May 31,
	2002	2001	2000
Net sales	$86,500	$183,900	$155,872
Cost of sales	87,080	126,104	125,456

Gross profit (loss)	(580)	57,796	30,416

Operating expenses:
Engineering	5,665	5,360	4,488
Selling, general and administrative	11,180	13,371	11,184

Total operating expenses	16,845	18,731	15,672

Operating income (loss)	(17,425)	39,065	14,744
Interest income	2,015	4,460	922
Interest expense	(620)	(2,034)	(3,052)
Other expense, net	(686)	(102)	(386)

Income (loss) before taxes	(16,716)	41,389	12,228
Income tax (expense) benefit	7,136	(14,792)	(4,770)

Net income (loss)	$(9,580)	$26,597	$7,458

Net income (loss) per share:
Basic	$(0.68)	$1.96	$0.76

Diluted	$(0.68)	$1.84	$0.72

Shares used in per share calculations:
Basic	14,081	13,540	9,861

Diluted	14,081	14,479	10,367

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Retained Earnings
	Shares	Amount		Total
Balance at May 31, 1999	9,555	$45,194	$5,132	$50,326
Net income	—	—	7,458	7,458
Exercise of stock options	154	871	—	871
Stock issued under defined contribution plan	153	1,252	—	1,252
Tax benefit related to exercise of stock options	—	507	—	507
Amortization of unearned compensation	—	—	3	3
Sale of common stock, net	3,450	41,314	—	41,314

Balance at May 31, 2000	13,312	89,138	12,593	101,731
Net income	—	—	26,597	26,597
Exercise of stock options	346	2,383	—	2,383
Stock issued under defined contribution plan	14	519	—	519
Tax benefit related to exercise of stock options	—	2,978	—	2,978
Shares surrendered or canceled	(1)	(14)	—	(14)

Balance at May 31, 2001	13,671	95,004	39,190	134,194
Net loss	—	—	(9,580)	(9,580)
Exercise of stock options	717	3,944	—	3,944
Stock issued under defined contribution plan	23	397	—	397
Tax benefit related to exercise of stock options	—	3,844	—	3,844

Balance at May 31, 2002	14,411	$103,189	$29,610	$132,799

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended May 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(9,580)	$26,597	$7,458
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,592	9,460	8,964
Tax benefit related to exercise of stock options	3,844	2,978	507
Deferred income taxes	(6,869)	6,876	4,041
Contribution of common stock to defined contribution plan	397	519	1,252
Other	131	1,440	689
Changes in assets and liabilities:
Accounts receivable	5,083	4,205	(2,588)
Inventories	1,233	3,200	(2,903)
Income tax refund receivable	(364)	(1,329)	—
Other assets	406	(1,018)	454
Accounts payable	(2,795)	(2,606)	267
Accrued compensation	338	(1,729)	1,307
Accrued warranty	(173)	1,012	321
Other accrued liabilities	407	(1,759)	342

Net cash provided by operating activities	2,650	47,846	20,111

Cash flows from investing activities:
Capital expenditures	(16,809)	(31,612)	(10,754)
Maturity of (purchase of) investments, net	35,192	(44,486)	7,507
Net proceeds from sale-leaseback of equipment	—	—	4,492
Proceeds from sale of assets	18	208	200

Net cash provided by (used in) investing activities	18,401	(75,890)	1,445

Cash flows from financing activities:
Principal payments on long-term borrowings	(9,149)	(9,150)	(8,000)
Exercise of stock options	3,944	2,383	873
Proceeds from sale of common stock, net	—	—	41,314
Reacquisition of common stock	—	(14)	(2)

Net cash (used in) provided by financing activities	(5,205)	(6,781)	34,185

Increase (decrease) in cash and cash equivalents	15,846	(34,825)	55,741
Cash and cash equivalents at beginning of year	26,790	61,615	5,874

Cash and cash equivalents at end of year	$42,636	$26,790	$61,615

Supplemental Disclosures:
Cash paid for:
Interest, net of amounts capitalized	$1,469	$2,254	$3,182
Taxes	1,362	7,121	—
Noncash transactions:
Release of deposit upon buy-out of operating lease	—	502	—

See the accompanying Notes to Financial Statements.

MERIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 1.    Summary of Significant Accounting Policies

Business

Merix Corporation (“the Company” or “Merix”), an Oregon corporation, was formed in March 1994. The Company is a leading manufacturer of technologically advanced electronic interconnect solutions for use in sophisticated electronic equipment. The Company’s principal products are complex multilayer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The Company provides solutions to original equipment manufacturers and contract manufacturers in various segments of the electronics industry, including the communications, high-end computing and test and measurement segments. The Company provides its customers with a broad range of products and services including quick-turn prototype, pre-production and volume printed circuit boards and backplanes.

Fiscal Year

The Company’s fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal years 2002, 2001 and 2000 were 52-week years ended May 25, 2002, May 26, 2001 and May 27, 2000, respectively. For convenience, all of the Company’s fiscal years are presented as ended on May 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventories, estimated costs of warranty obligations and deferred tax assets.

Balance Sheet Financial Instruments: Fair Values

The carrying amounts reported in the balance sheet for short-term investments, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these financial instruments. The carrying amount of long-term investments at May 31, 2001 approximated fair value because the instruments earned a rate of return comparable to yields available to the Company for investments with similar terms and maturities. The carrying amount for long-term debt approximates its fair value because the related interest rates are comparable to rates currently available to the Company for debt with similar terms and maturities.

Reclassifications

Reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and highly liquid investments with maturities of three months or less when purchased.

MERIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Investments

The Company has designated its investments as held-to-maturity. Such investments are reported at amortized cost with associated premium or discount amortized to interest income over the lives of the investments. Amortized cost approximates market value at May 31, 2002 and 2001.

Short-term investments at May 31, 2002, which have maturities of less than one year, are composed of commercial paper of $1,998, asset-backed securities of $2,271 and corporate bonds of $5,025. Short-term investments at May 31, 2001 were composed of commercial paper of $20,880, asset-backed securities of $6,882, corporate bonds of $6,575 and mortgage-backed securities of $2,000. Long-term investments at May 31, 2001, which had maturities of more than one year, were composed of asset-backed securities of $2,037, corporate bonds of $5,111 and mortgage-backed securities of $1,001.

Inventories

Inventories are valued at the lower of cost or market and include materials, labor and manufacturing overhead. Cost is determined by standard cost, which approximates the first-in, first-out (FIFO) basis.

Property and Depreciation

Property, plant and equipment are carried at cost less accumulated depreciation. Costs of improvements, including related interest and qualifying internal costs, are capitalized. Depreciation is calculated, using the straight-line method, based on the estimated useful lives of depreciable assets as follows: up to 40 years for buildings, 10 to 20 years for grounds and 3 to 10 years for machinery and equipment.

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

Revenue Recognition

The Company recognizes revenue upon the shipment of its products to the customer provided that the Company has received a signed purchase order, the price is fixed, title has transferred, collection of resulting receivable is reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. The Company provides a provision for bad debts at the time revenue is recognized. During fiscal years 2002, 2001 and 2000, bad debt write-offs have been insignificant.

Warranty

The Company generally warrants its products for a period of up to twelve months from the manufacture date. A provision for the estimated cost of the warranty is recorded upon shipment.

MERIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Engineering Expense

Expenditures for engineering of products and manufacturing processes are expensed as incurred.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options outstanding during the period. Stock options to purchase 1,095,458 shares were not included in the net loss per share calculation for the fiscal year 2002 because to do so would have been antidilutive. Incremental shares of 938,972 and 505,919 for fiscal years 2001 and 2000, related to outstanding stock options, were included in the calculations of diluted net income per share. Of the stock options outstanding at May 31, 2002, 2001 and 2000, 551,036, 85,937 and 286,892 respectively had exercise prices above the average market price of the underlying common stock for the respective fiscal years.

On July 28, 2000, the Company declared a three-for-two stock split of outstanding common shares in the form of a stock dividend for holders of record as of August 10, 2000. The stock split was effected on August 25, 2000. Shares and net income (loss) per share were restated, retroactively, to reflect the stock split for all periods presented.

Comprehensive Income (Loss)

The Company has not had any transactions in comprehensive income (loss) for the periods presented, except for net income (loss).

Income Taxes

The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Segment Reporting

The Company operates within one business segment as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Additionally, the Company has no material revenues from foreign customers outside the United States and has no long-lived assets outside the United States. See Note 11 for information regarding significant customers.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB

MERIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

No. 25”) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, because the exercise price of stock options granted to date equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Income tax benefits, if any, related to stock option exercises are added to the stated value of common stock. See Note 6.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”) which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”). SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed by sale, but provides additional definition and measurement criteria for determining when an impairment has occurred. Goodwill and financial assets are excluded from the scope of SFAS 144; however, amortizable intangible assets fall within its scope. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial statements.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company does not expect that the adoption of SFAS 145 will have a material impact on its financial statements.

Note 2.    Inventories

	May 31,
	2002	2001
Raw materials	$718	$871
Work in process	1,992	1,916
Finished goods	2,297	3,453

Total	$5,007	$6,240

Note 3.    Property, Plant and Equipment

	May 31,
	2002	2001
Land	$2,190	$2,190
Buildings and grounds	32,916	30,628
Leasehold improvements	8,847	—
Machinery and equipment	89,368	85,309
Construction in progress	21,339	21,357

Total	154,660	139,484
Accumulated depreciation	(71,013)	(61,959)

Property, plant and equipment, net	$83,647	$77,525

MERIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The Company capitalized interest related to expansion projects of $942 and $296 in fiscal 2002 and 2001, respectively. Capitalized interest is amortized over the depreciable life of the assets to which it relates. The Company recognized depreciation expense of $10,456, $9,390 and $8,903 in fiscal 2002, 2001 and 2000, respectively.

Note 4.    Long-Term Debt

	May 31,
	2002	2001
Senior unsecured notes	$16,000	$24,000
Note payable to Tektronix	—	1,149

Total	16,000	25,149
Less current portion	—	(9,149)

Long-term debt	$16,000	$16,000

In June 2001, the Company repaid in full a note payable to Tektronix, Inc., which had outstanding $1,149 at May 31, 2001.

At the end of fiscal 2002, the Company had outstanding $16,000 senior unsecured notes held by two insurance companies. Interest was payable semi-annually at a rate of 7.92%. The notes provided for semi-annual principal payments of $4,000 with a final principal payment of $8,000 in September 2003. The notes contained certain financial covenants, including minimum net worth, debt ratio and interest coverage ratio and a make-whole provision covering potential prepayment penalties. As of the end of fiscal 2002, the Company was not in compliance with the covenant that specified a minimum interest charges coverage ratio.

Shortly after the end of fiscal 2002, the Company privately sold $25,000 of 6.5% convertible debentures due May 2007. The debentures are unsecured, are convertible into shares of our common stock at a fixed conversion price of $19.41, and are callable after August 2004 if certain conditions are met. There is no principal amortization, and interest is payable quarterly beginning June 2002. The debenture contains an embedded derivative in the form of a put option whereby the holder has the right to put the instrument back to the Company at 110% if a change in control of the Company should occur. This put option will be marked-to-market quarterly and any effect will be shown in the Statement of Operations. The Company does not anticipate that the derivative will have significant value because no change of control is currently contemplated. The debentures contain a debt ratio incurrence covenant. A portion of the proceeds of this financing were used to repay in full the remaining $16,000 outstanding at the end of fiscal 2002 under senior unsecured notes. As all of the current debt at the end of fiscal 2002 was refinanced with a long-term obligation shortly after year end, the Company has reclassified the existing $8,000 of current debt to long-term.

In February 2001, the Company obtained a $15,000 unsecured line of credit from a bank, which expired in February 2002. No borrowings were made under this line of credit.

Note 5.    Lease Agreements

In August 1999, the Company entered into a lease agreement, which allowed for the sale and leaseback of up to $5,000 of manufacturing equipment. At May 31, 2002, the Company had $4,397 of equipment remaining under this agreement. Gains resulting from these sales were deferred and are amortized on the straight-line basis

MERIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

over the life of the lease. The lease agreement includes certain financial covenants including minimum net worth, debt to capitalization and debt service coverage requirements. As of and for the last two quarters of fiscal 2002, the Company was not in compliance with the covenant that specifies a minimum debt service coverage ratio. Compliance with this covenant was waived by the lessor as of and for the last two quarters of fiscal 2002. In addition, this covenant has been waived by the lessor through the first quarter of fiscal 2004. The lease is classified as an operating lease.

In August 2000, the Company entered into a lease agreement for a manufacturing facility located in Wood Village, Oregon related to an ongoing capacity expansion program. Lease payments began in July 2001 and will escalate at specific points over the minimum ten year term of the lease, and rent expense is recognized on the straight line basis. The Company has the option to extend the initial term of the lease for three consecutive periods of five years each. The lease is classified as an operating lease.

Rental expense under operating leases was $1,357, $1,062 and $763 in fiscal years 2002, 2001 and 2000, respectively. Minimum lease payments related to operating leases for certain manufacturing equipment and the Wood Village facility, both of which have a lease term in excess of 12 months, are as follows:

Years Ended May 31,	Minimum Payments Under Operating Leases
2003	$1,473
2004	1,473
2005	853
2006	547
2007	578
Thereafter	2,474

Total minimum lease payments	$7,398

Note 6.    Stock-Based Compensation Plan

The Company has a 1994 Stock Incentive Plan (“the 1994 Plan”) for employees, consultants and directors of the Company that was approved by the shareholders of the Company. The 1994 Plan, as amended, permits the grant of up to 3,575,000 shares of authorized common stock in the form of incentive stock options, non-qualified stock options, stock bonus rights, restricted stock awards and performance based awards to employees, independent contractors and consultants. The 1994 Plan provides for automatic option grants to directors not affiliated with Merix or Tektronix of 20,000 shares at the time first elected to the board and 5,000 shares annually thereafter.

In fiscal 2001, the Board of Directors approved the Merix Corporation 2000 Nonqualified Stock Option Plan (“the 2000 Plan”). At May 31, 2002, the 2000 Plan, as amended, permitted the grant of up to 2,000,000 shares of authorized common stock in the form of nonqualified stock options and stock awards to employees, directors and to non-employee consultants, agents and independent contractors and advisors who provide services to the Company. In August 2002, the Board of Directors authorized an additional 2,000,000 shares to be available for grant under the 2000 Plan. The number of shares subject to stock options and stock awards granted to officers and directors in any given year cannot exceed 25% of the total number of shares subject to awards granted in that year.

In both plans, a committee of the Board of Directors has the authority to determine option prices. To date, all options have been granted at the fair market value of the stock at the date of grant. The options generally

MERIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

become exercisable ratably over a four-year period beginning one year after the date of grant and expire five to ten years from the date of grant.

A summary of stock option activity for both plans is as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 31, 1999	1,891,335	$6.53
Granted	531,825	6.89
Canceled	(121,844)	11.10
Exercised	(154,727)	5.64

Outstanding at May 31, 2000	2,146,589	6.42
Granted	506,425	26.18
Canceled	(105,692)	11.45
Exercised	(345,911)	6.90

Outstanding at May 31, 2001	2,201,411	10.65
Granted	807,640	17.52
Canceled	(132,705)	12.62
Exercised	(717,001)	5.50

Outstanding at May 31, 2002	2,159,345	$14.82

Options Exercisable
May 31, 2000	664,244	$10.55
May 31, 2001	1,074,041	$6.79
May 31, 2002	786,751	$10.65

Restricted stock awards are subject to vesting and other terms as specified at the time of issuance by a committee of the Board of Directors. Generally, restricted stock awards vest ratably over a three-year period beginning on the first anniversary of their issuance. Unearned compensation expense is recognized ratably over the vesting period. During fiscal 2000, 600 restricted shares vested, resulting in amortization of unearned compensation of approximately $3. There was no activity related to restricted stock in fiscal 2002 and 2001. At May 31, 2001 and 2002, there were no unvested restricted stock awards.

The following table summarizes information about stock options outstanding for both plans at May 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ 2.04 – $ 6.63	457,900	4.47	$4.86	334,417	$ 5.21
6.71 – 12.13	452,704	3.59	8.86	293,164	9.78
12.17 – 16.80	570,584	5.92	14.73	62,177	15.09
16.94 – 25.90	493,831	5.34	20.34	49,867	19.41
26.88 – 67.06	184,326	4.25	39.62	47,126	39.54

$ 2.04 – $67.06	2,159,345	4.85	$14.82	786,751	$10.65

MERIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The following weighted average assumptions were used in the Black-Scholes option pricing model for valuing all stock options granted during fiscal years 2002, 2001 and 2000:

	Years ended May 31,
	2002	2001	2000
Risk-free interest rate	3.68%	5.87%	5.78%
Expected dividend yield	0%	0%	0%
Expected lives	3.72 years	3.43 years	3.01 years
Expected volatility	118%	116%	79%

Using the Black-Scholes methodology, the total value of stock options granted during 2002, 2001 and 2000 was $10,559, $9,673 and $1,944, respectively. The Company would amortize this value on a pro forma basis over the vesting period of the options (typically four years) if the fair value based methodology of accounting were in use. The weighted average fair value of options granted during 2002, 2001 and 2000 was $13.08, $19.10 and $3.65 per share, respectively.

If the Company had used the fair value based method of accounting for its plans, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Years ended May 31,
	2002	2001	2000
Net income (loss) as reported	$(9,580)	$26,597	$7,458
Net income (loss) pro forma	(13,649)	24,238	6,539
Net income (loss) per share, as reported
Basic	$(0.68)	$1.96	$0.76
Diluted	$(0.68)	$1.84	$0.72
Net income (loss) per share, pro forma
Basic	$(0.97)	$1.79	$0.66
Diluted	$(0.97)	$1.67	$0.63

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

On March 20, 2002, the Board of Directors authorized a stock repurchase program that allows the Company, at management’s discretion, to purchase up to 700,000 shares of Merix common stock, through June 2003. As of May 31, 2002, no purchases have been made.

MERIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 8.    Income Taxes

Income tax expense (benefit) consists of federal and state income taxes. Deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities, using currently enacted tax rates. The provision for (benefit from) income taxes consisted of the following:

	Years ended May 31,
	2002	2001	2000
Current:
Federal	$(1,485)	$6,687	$251
State	—	1,229	1

Total current	(1,485)	7,916	252
Deferred:
Federal	(4,940)	6,140	4,032
State	(711)	736	486

Total deferred	(5,651)	6,876	4,518

Income tax expense (benefit)	$(7,136)	$14,792	$4,770

The principal differences between taxes on income computed at the federal statutory rate of 34% in fiscal years 2002, 2001 and 2000 and recorded income tax expense (benefit) were as follows:

	Years ended May 31,
	2002	2001	2000
Tax computed at statutory rate	$(5,683)	$14,072	$4,158
State income taxes, net of federal benefit	(711)	1,481	486
Permanent items and credits	(752)	(188)	—
Resolution of IRS tax issues and other, net	10	(573)	126

Income tax expense (benefit)	$(7,136)	$14,792	$4,770

Significant components of the Company’s deferred tax asset and liability were as follows:

	May 31,
	2002	2001
Deferred tax asset—current:
Inventories	$509	$810
Vacation accrual	204	269
Sales allowances	390	423
Other	471	232

Deferred tax asset—current	$1,574	$1,734

Deferred tax asset (liability)—long-term:
Intangible basis difference	$571	$679
Fixed asset basis difference	(4,152)	(3,314)
Alternative minimum tax credit	549	—
Net operating loss carryforward	7,661	—
Qualified research expenditures credit	1,244	—
Other	(481)	998

Deferred tax asset (liability)—long-term	$5,392	$(1,637)

Net deferred tax asset (liability)	$6,966	$97

MERIX CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The Internal Revenue Service has examined the Company’s federal income tax returns for fiscal years 1995, 1996 and 1997. This examination was closed during fiscal 2001 after a settlement was reached with the Internal Revenue Service.

At May 31, 2002, the Company had net operating loss carryforwards of approximately $18,676 and $27,359 for federal and state taxes, respectively. The net operating loss carryforwards will start to expire in 2022. The Company expects to utilize these carryforwards in full prior to their expiration.

Note 9.    Benefit Plan

The Company has a defined contribution plan, which meets the requirements of Section 401(k) of the Internal Revenue Code, for all regular employees. Under this plan, the Company matches employee contributions as follows; 100% of the first 3% of an employee’s base pay and 50% of the next 3% of an employee’s base pay. The Company’s contributions may be made in cash or in the Company’s stock. During fiscal years 2002, 2001 and 2000, the Company’s contribution expense was $1,243, $1,415 and $1,251, respectively.

Note 10.    Concentrations of Credit Risk

The Company does not believe that at May 31, 2002, it had any significant credit risks. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable and investments. In total, six customers represented approximately 67.0% of the trade accounts receivable balance at May 31, 2002, individually ranging from 5% to 21%. The risk in trade accounts receivable is limited due to the creditworthiness of companies comprising the Company’s customer base. The Company has not had significant losses related to its accounts receivable in the past. The risk in investments is limited due to the creditworthiness of investees comprising the portfolio and the diversity of the portfolio. As of the end of fiscal 2002, the Company has not engaged in any activities or owns any instruments required to be accounted for as a derivative.

Note 11.    Significant Customers

In fiscal year 2002, two original equipment manufacturer (OEM) customers represented 30.6% and 13.2%, respectively, of net sales. In fiscal year 2001, three OEM customers represented 22.5%, 17.7% and 10.2%, respectively, of net sales. In fiscal year 2000, three OEM customers represented 25.1%, 15.1% and 13.0%, respectively, of net sales.

Note 12.    Related Party Transactions

Included in net sales for fiscal year 2000 are product sales of $11,102 to Tektronix Inc, a major shareholder of the Company during that year. Accounts receivable at May 31, 2000 consisted of amounts receivable from Tektronix Inc. of $650. During fiscal year 2002 and 2001, Tektronix Inc. was not considered a related party.

The Company sells product through a contract manufacturer whose Chairman and Chief Executive Officer was a member of the Company’s Board of Directors until his resignation from the Board of Directors in August 2001. Although the Company ships to and bills the contract manufacturer for these sales, procurement decisions related to volume, pricing and sourcing are typically negotiated by the Company with an OEM. Sales through this contract manufacturer represented 5.1%, 12.8% and 21.1% of sales in fiscal years 2002, 2001 and 2000, respectively.

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

Commitments

The Company had capital commitments of approximately $9.5 million as of May 31, 2002, primarily relating to the purchase of manufacturing equipment at Wood Village.

The Company issued a standby letter of credit for $699,000 to secure obligations due under employee health insurance plans. This letter of credit expired on July 1, 2002. The Company also issued a letter of credit for $94,000 to satisfy requirements of the lease agreement for the Wood Village facility. This letter of credit expires on February 26, 2003, and is collateralized with cash.

The Company guaranteed a note with a bank related to the financing certain manufacturing equipment that was purchased by a subcontractor. The Company holds a security interest in the underlying equipment and at May 31, 2002, there was $466,000 outstanding on the note.

We also have consignment agreements with certain suppliers for raw material inventory, some of which obligate us to purchase inventory on hand upon termination of the agreement. As of the end of fiscal 2002, potential commitments under these agreements were insignificant.

Note 14.    Subsequent Events

Shortly after the end of fiscal 2002, the Company privately sold $25,000 of 6.5% convertible debentures. On May 31, 2002, in fiscal 2003, a portion of the proceeds of this financing were used to repay in full the $16,000 outstanding under senior unsecured notes. See Note 4.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA (Unaudited)

	Fiscal Year 2002
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(In thousands, except per share data)
Net sales	$27,669	$18,794	$18,515	$21,522
Gross profit (loss)	4,969	(2,291)	(2,260)	(998)
Operating income (loss)	363	(5,969)	(6,367)	(5,452)
Net income (loss)	542	(2,695)	(3,773)	(3,654)
Basic net income (loss) per share	0.04	(0.19)	(0.26)	(0.25)
Diluted net income (loss) per share	0.04	(0.19)	(0.26)	(0.25)

	Fiscal Year 2001
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(In thousands, except per share data)
Net sales	$51,023	$58,362	$44,446	$30,069
Gross profit	17,361	21,341	14,434	4,660
Operating income	12,603	16,239	9,753	470
Net income	7,865	10,218	6,357	2,157
Basic net income per share	0.59	0.76	0.47	0.16
Diluted net income per share	0.54	0.70	0.44	0.15

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                       FINANCIAL DISCLOSURE.

There has been no change of accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this item.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item about our directors is included in “Election of Directors” in our Proxy Statement for our 2002 annual meeting of shareholders. The information required by this item about our executive officers is included in “Executive Officers” in Item 1 of this report. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2002 annual meeting of shareholders.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by this item is included in “Executive Compensation” and “Human Resource and Compensation Committee Report” in our Proxy Statement for our 2002 annual meeting of shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is included in “Voting Securities and Principal Shareholders” and “Election of Directors” in our Proxy Statement for our 2002 annual meeting of shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in “Certain Relationships and Transactions” in our Proxy Statement for our 2002 annual meeting of shareholders.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.  Index to Financial Statements.

Merix Corporation

(a)2.  Financial Statement Schedules

All schedules have been omitted since they are either not required or the information is included in the financial statements included herewith.

(a)3.  Index to Exhibits

The following exhibits are filed with, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.		Description

3.1		Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Form 10K for the fiscal year ended May 26, 2001.

3.2		Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended May 31, 1997.

4.1
Form of Amendment No.1 to Shareholder Rights Agreement, dated as of April 1, 2002, between the Company and Mellon Investor Services LLC (formerly Chase Mellon Investor Services L.L.C.), as Rights Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2002.

4.2
Form of Amendment No. 2 to Shareholder Rights Agreement, dated as of April 1, 2002, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2002.

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

10.3		Registration Rights Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

10.4	†	1994 Stock Incentive Plan of the Company, as amended, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-59672.

10.5	†	Indemnity Agreement between the Company and Deborah A. Coleman as of April 4, 1994, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

Exhibit No.		Description

10.6	†	Indemnity Agreement between the Company and Carlene M. Ellis as of May 24, 1994, incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

10.7	†	Indemnity Agreement between the Company and Dr. Koichi Nishimura as of May 24, 1994, incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

10.8	†	Indemnity Agreement between the Company and Janie S. Brown as of August 11, 1998, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q for the quarterly period ended August 29, 1998.

10.9	†
Executive Severance Agreement between the Company and Janie S. Brown as of October 5, 1998, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarterly period ended November 28, 1998.

10.10	†	Executive Severance Agreement between the Company and Mark R. Hollinger, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the quarterly period ended August 30, 1997.

10.11	†
Indemnity Agreement between the Company and Mark R. Hollinger as of September 2, 1997, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarterly period ended August 30, 1997.

10.12	†
Indemnity Agreement between the Company and William C. McCormick as of October 21, 1997, incorporated by reference to Exhibit 10.35 to the Company’s Form 10-Q for the quarterly period ended November 29, 1997.

10.13	†	Indemnity Agreement between the Company and Robert C. Strandberg as of June 30, 1998, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the fiscal year ended May 30, 1998.

10.14		Note Purchase Agreement dated September 10, 1996, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended August 31, 1996.

10.15		Amendment to Note Purchase Agreement dated May 28, 1997, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended May 31, 1997.

10.16		Second Amendment to Note Purchase Agreement dated August 29, 1997, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q for the quarterly period ended August 30, 1997.

10.17		Third Amendment to Note Purchase Agreement dated November 28, 1997, incorporated by reference to Exhibit 10.34 to the Company’s Form 10-Q for the quarterly period ended November 29, 1997.

10.18		Fourth Amendment to Note Purchase Agreement dated May 28, 1999, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended May 29, 1999.

10.18	†
Indemnity Agreement between the Company and Daniel T. Olson as of October 25, 1999, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended November 27, 1999.

10.19	†
Executive Severance Agreement between the Company and Daniel T. Olson as of December 1, 1999, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-Q for the quarterly period ended November 27, 1999.

10.20	†
Second Amended Executive Severance Agreement between the Company and Deborah A. Coleman as of September 27, 1999, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-Q for the quarterly period ended November 27, 1999.

10.21	†
Executive Severance Agreement between the Company and Anaya K. Vardya, dated as of January 18, 2000, incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-3, (Registration No. 333-32616).

Exhibit No.		Description

10.22	†
Indemnity Agreement between the Company and Anaya K. Vardya as of December 20, 1999, incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-3, (Registration No. 333-32616).

10.23
Promissory Note dated February 26, 2001 between the Company and U.S. Bank National Association, incorporated by reference to Exhibit 10.34 to the Company’s Form 10-Q for the quarterly period ended February 24, 2001.

10.24
Amendment to Registration Rights Agreement between the Company and Tektronix, Inc., incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-3, (Registration No. 333-32616).

10.25
Lease Agreement between the Company and Opus Northwest, L.L.C., dated as of August 22, 2000, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarterly period ended August 26, 2000.

10.26	†
Indemnity Agreement between the Company and Dr. William Lattin dated as of September 28, 2000, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the quarterly period ended November 25, 2000.

10.27	†	Indemnity Agreement between the Company and George H. Kerckhove dated as of June 28, 2001, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the fiscal year ended May 26, 2001.

10.28	†	2000 Nonqualified Stock Option Plan of the Company, as amended.

10.29	†
Indemnity Agreement between the Company and Donald D. Jobe dated as of December 20, 2001, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended November 24, 2001.

10.30	†
Indemnity Agreement between the Company and Gary R. Lenaghan dated as of October 1, 2001, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended February 23, 2002.

10.31	†
Executive Severance Agreement between the Company and Gary R. Lenaghan dated as of January 28, 2002, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended February 23, 2002.

10.32
Securities Purchase Agreement dated May 30, 2002, by and between the Company and SF Capital Partners Ltd., incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3, (Registration No. 333-90374).

10.33
Convertible Debenture dated May 30, 2002 issued by Merix Corporation to SF Capital Partners Ltd. in the amount of $25,000,000.00, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, (Registration No. 333-90374).

10.34
Registration Rights Agreement dated May 30, 2002, by and between Merix Corporation and SF Capital Partners Ltd., incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, (Registration No. 333-90374).

23.1		Consent of PricewaterhouseCoopers LLP

†	This Exhibit constitutes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

A Current Report on Form 8-K to report under Item 5 the change in the Company’s transfer agent and registrar and rights agent, was filed on April 2, 2002. No other reports on Form 8-K were filed during the quarter ended May 25, 2002.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2002.

MERIX CORPORATION
By:	/s/ JANIE S. BROWN

Janie S. Brown Sr. Vice President, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 5, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ MARK R. HOLLINGER Mark R. Hollinger	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ JANIE S. BROWN Janie S. Brown	Sr. Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ CARLENE M. ELLIS Carlene M. Ellis	Director

/s/ DONALD D. JOBE Donald D. Jobe	Director

/s/ GEORGE H. KERCKHOVE George H. Kerckhove	Director

/s/ DR. WILLIAM W. LATTIN Dr. William W. Lattin	Director

/s/ WILLIAM C. MCCORMICK William C. McCormick	Director

/s/ ROBERT C. STRANDBERG Robert C. Strandberg	Director