Form 10-Q
period 2002-08-24
MERIX CORP
filed 2002-10-07
CIK 921365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 24, 2002

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

(503) 359-9300
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒  No  ☐

The number of shares of the Registrant’s Common Stock outstanding as of October 3, 2002 was 14,474,460 shares.

MERIX CORPORATION

FORM 10-Q

PART I.    FINANCIAL INFORMATION

MERIX CORPORATION

BALANCE SHEETS
(in thousands)

	August 24, 2002	May 25, 2002
	(unaudited)
Assets

Cash and cash equivalents	$50,486	$42,636
Short-term investments	5,003	9,294
Accounts receivable, net of allowance of $992 and $998	12,352	10,808
Inventories	6,145	5,007
Income tax receivable	1,302	1,693
Deferred tax asset	1,592	1,574
Other current assets	1,492	1,036

Total current assets	78,372	72,048

Property, plant and equipment, net	82,501	83,647
Deferred tax asset	7,298	5,392
Other assets	1,097	115

Total assets	$169,268	$161,202

Liabilities and Shareholders’ Equity

Accounts payable	$7,706	$6,468
Accrued compensation	2,719	2,428
Accrued warranty	1,310	1,310
Other accrued liabilities	2,193	2,197

Total current liabilities	13,928	12,403

Long-term debt	25,000	16,000

Total liabilities	38,928	28,403

Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding August 24, 2002: 14,454 shares, May 25, 2002: 14,411 shares	103,556	103,189
Retained earnings	26,784	29,610

Total shareholders’ equity	130,340	132,799

Total liabilities and shareholders’ equity	$169,268	$161,202

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended
	August 24, 2002	August 25, 2001
Net sales	$24,118	$27,669
Cost of sales	23,716	22,700

Gross profit	402	4,969

Operating expenses:
Engineering	1,586	1,393
Selling, general and administrative	3,027	3,213

Total operating expenses	4,613	4,606

Operating income (loss)	(4,211)	363
Interest and other income (expense), net	(499)	484

Income (loss) before taxes	(4,710)	847

Income tax expense (benefit)	(1,884)	305

Net income (loss)	$(2,826)	$542

Net income (loss) per share:
Basic	$(0.20)	$0.04

Diluted	$(0.20)	$0.04

Shares used in per share calculations:
Basic	14,430	13,757

Diluted	14,430	14,477

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Retained Earnings
	Shares	Amount		Total
Balance at May 25, 2002	14,411	$103,189	$29,610	$132,799
Net loss	—	—	(2,826)	(2,826)
Exercise of stock options	9	46	—	46
Stock issued under defined contribution plan	34	300	—	300
Tax benefit related to stock-based compensation	—	21	—	21

Balance at August 25, 2002	14,454	$103,556	$26,784	$130,340

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	August 24, 2002	August 25, 2001
Cash flows from operating activities:
Net income (loss)	$(2,826)	$542
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,781	2,540
Tax benefit related to exercise of nonqualified stock options	21	1,687
Deferred income tax	(1,924)	(173)
Contribution of common stock to defined contribution plan	300	—
Other	102	11
Changes in assets and liabilities:
Accounts receivable	(1,544)	(542)
Inventories	(1,138)	1,324
Income tax receivable	391	1,177
Other assets	(151)	(209)
Accounts payable	1,371	(3,078)
Accrued compensation	291	773
Other accrued liabilities	3	(441)

Net cash (used in) provided by operating activities	(2,323)	3,611

Cash flows from investing activities:
Maturity of investments, net of purchases	4,292	22,478
Capital expenditures	(1,809)	(6,969)

Net cash provided by investing activities	2,483	15,509

Cash flows from financing activities:
Long-term borrowings:
Proceeds	25,000	—
Principal payments	(16,000)	(1,149)
Deferred financing costs	(1,356)	—
Exercise of stock options	46	1,483

Net cash provided by financing activities	7,690	334

Increase in cash and cash equivalents	7,850	19,454
Cash and cash equivalents at beginning of period	42,636	26,790

Cash and cash equivalents at end of period	50,486	46,244

Supplemental Disclosures:
Cash paid for:
Interest, net of amounts capitalized	$384	$193
Taxes	—	1,026

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS
(dollars in thousands)

Note 1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements of Merix Corporation (the Company) have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 25, 2002.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended August 24, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company’s fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 2003 is a 53-week year ending May 31, 2003 and fiscal year 2002 was a 52-week year ended May 25, 2002.

Note 2.    INVENTORIES

	August 24, 2002	May 25, 2002
Raw materials	$844	$718
Work in process	3,400	1,992
Finished goods	1,901	2,297

Total	$6,145	$5,007

Note 3.    PROPERTY, PLANT AND EQUIPMENT

	August 24, 2002	May 25, 2002
Land	$2,190	$2,190
Buildings and grounds	32,915	32,916
Leasehold improvements	8,847	8,847
Machinery and equipment	89,257	89,368
Construction in progress	20,675	21,339

Total	153,884	154,660
Accumulated depreciation	(71,383)	(71,013)

Property, plant and equipment, net	$82,501	$83,647

Note 4.    NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options outstanding during the period. Incremental shares of 2,947,456, related to outstanding stock options, were excluded from the calculations of diluted net income per share for the quarter ended August 24, 2002, because including them would have been antidilutive. Incremental shares of 720,361, related to outstanding stock options, were included in the calculations of diluted net income per share for the quarter ended August 25, 2001.

Note 5.    STOCK BASED COMPENSATION PLAN

In fiscal 2001, the Board of Directors approved the Merix Corporation 2000 Nonqualified Stock Option Plan (“the 2000 Plan”). At May 25, 2002, the 2000 Plan, as amended, permitted the grant of up to 2,000,000 shares of authorized common stock in the form of nonqualified stock options and stock awards to employees, directors and to non-employee consultants, agents and independent contractors and advisors who provide services to the Company. In August 2002, the Board of Directors authorized an additional 2,000,000 shares to be available for grant under the 2000 Plan.

Note 6.    DEBT

In the quarter ended August 24, 2002, the Company privately sold a $25,000, 6.5% convertible debenture due May 2007. The debenture is unsecured, is convertible into shares of our common stock at a fixed conversion price of $19.41 per share, and is callable after August 2004 if certain conditions are met. There is no principal amortization, and interest is payable quarterly. The debenture contains an embedded derivative in the form of a put option that entitles the holder to require the Company to redeem the debenture at a price equal to 110% of the principal balance if a change in control of the Company should occur. This put option is marked-to-market quarterly and any effect is shown in the Statement of Operations. There was no effect on the Statement of Operations for the quarter ended August 24, 2002. The Company does not anticipate that the derivative will have a significant value because no change of control is currently contemplated. The debenture contains a debt ratio incurrence covenant. A portion of the proceeds of this financing were used to repay in full the remaining $16,000 outstanding at the end of fiscal 2002 under senior unsecured notes.

Note 7.    LEASE AGREEMENT

The Company leases manufacturing equipment under an operating lease. Outstanding minimum lease payments at the end of the first quarter of fiscal 2003 were $2,052 to be paid in monthly installments through November 2004. The lease agreement includes certain financial covenants, including minimum net worth, debt to capitalization and debt service coverage requirements. As of August 24, 2002, the Company was not in compliance with the covenant that specifies a minimum debt service coverage ratio. Compliance with this covenant was waived by the lessor through the first quarter of fiscal 2004.

Note 8.    COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is party to various legal claims, actions and complaints. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations and cashflows.

Commitments

The Company had capital commitments of approximately $9,083 as of August 24, 2002, primarily relating to the purchase of manufacturing equipment at Wood Village.

The Company issued a standby letter of credit in the amount of $699 to secure obligations due under employee health insurance plans. This letter of credit expired on July 1, 2002.

The Company issued a standby letter of credit in the amount of $94 to satisfy requirements of the lease agreement for the Wood Village facility. This letter of credit expires on February 26, 2003 and is collateralized with cash.

The Company guaranteed a note with a bank related to the financing of certain manufacturing equipment that was purchased by a subcontractor. The Company holds a security interest in the underlying equipment, and at August 24, 2002, there was $438 outstanding on the note.

We also have consignment agreements with certain suppliers for raw material inventory, some of which obligate us to purchase inventory on hand upon termination of the agreement. As of the end of the first quarter of fiscal 2003, potential commitments under these agreements were insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors Affecting Business and Results of Operations.” This section, along with other sections of this Quarterly Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. We undertake no obligation to revise these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

Overview

We are a leading manufacturer of technologically advanced electronic interconnect solutions for use in sophisticated electronic equipment. Our principal products are complex multilayer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems.

Results of Operations

Net Sales

Net sales were $24.1 million in the first quarter of fiscal 2003, a decrease of 13% from net sales of $27.7 million in the first quarter of fiscal 2002. Unit shipments were 29% higher in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, attributed partially to new customers. Approximately one-third of revenues in the first quarter of fiscal 2003 was attributable to customers that have been added over the last 6 quarters. In addition, demand has increased as customers have reduced excess inventories and are developing new programs. However, volume gains have been offset by a 30% decrease in average pricing resulting from product mix changes, competitive pressures on pricing for both quick-turn and volume orders resulting from the overall decline in the electronics industry, and a lower level of premium volume production. The first quarter of fiscal 2002 also included a one-time payment by a customer to secure a release from future commitments under a supply agreement.

Premium revenue, consisting of prototype, pre-production and compressed lead-time volume orders, comprised 29% of net sales in the first quarter of fiscal 2003 compared to 33% in the first quarter of fiscal 2002. Premium revenue in both the first quarter of 2003 and the first quarter of 2002 consisted principally of prototype and pre-production orders, as opposed to compressed lead-time volume orders. Consistent with industry conditions, we experienced a sustained downturn in customer demand for volume orders during the first quarter of fiscal 2003 and 2002.

Sales to our five largest original equipment manufacturer (“OEM”) customers comprised 61.5% of our net sales in the first quarter of fiscal 2003, compared to 60.7% in the first quarter of fiscal 2002. Sales to OEMs include sales made through contract manufacturers that assemble components on our products for resale to OEMs. Approximately, 64% and 37% of our net sales were made through our contract manufacturing customers in the first quarter of fiscal 2003 and 2002, respectively. The rise in sales through contract manufacturers is due to both a change in customer mix and a change to outsourcing by certain of our OEM customers. OEMs direct most of our sales through the contract manufacturing channel and negotiate product pricing and volumes. However, in the prior year we were added to the approved vendor list of three additional contract manufacturers and we have been awarded incremental discretionary orders directly from these contract manufacturers. We expect these discretionary orders to increase in the future.

One customer accounted for more than 10% of our net sales in the first quarter of fiscal 2003 and three customers each accounted for more than 10% of our net sales in the first quarter of fiscal 2002. We expect to continue to depend upon a small number of customers for a significant portion of our net sales in the foreseeable future. The loss of or decrease in orders from one or more major customers could materially reduce our sales.

Our 90-day backlog was approximately $10.7 million at August 24, 2002, compared to approximately $9.5 million at May 25, 2002. A substantial portion of our backlog is typically scheduled for delivery within 60 days. The level and timing of orders placed by our customers vary due to a number of factors, including variations in demand for customer products, customer attempts to manage inventory and changes in customer manufacturing strategies. Because we do not generally obtain long-term purchase orders or commitments from our customers, we must anticipate the future volume of orders based on discussions with our customers. We rely on our estimates of anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A customer may cancel, reduce or delay orders that were previously made or anticipated. A significant portion of our backlog may be subject to cancellation or postponement without penalty. We may not be able to timely replace canceled, delayed or reduced orders. Significant cancellations and reductions and delays in customer orders have led to under-utilization of our manufacturing capacity. Accordingly, our backlog is not necessarily indicative of future financial results.

Future demand and product pricing depend on many factors including product mix, levels of advanced technology, capacity utilization, competitive pressure in the circuit board industry, and economic conditions affecting the electronics industry in general and the markets we serve. The current uncertainty regarding the level and timing of an economic recovery in our product markets and volatility in our customer forecasts continue to make our forecasting less reliable than in prior periods. However, we expect sales in the second quarter of fiscal 2003 to be modestly higher than those in the first quarter of fiscal 2003.

The following table shows, for the periods indicated, the percentage of our net sales to the principal end-user markets we serve ($ in thousands):

	Three Months Ended
	August 24, 2002		August 25, 2001
Market Segments
Communications	75%	$18,164	66%	$18,268
High-end Computing and Storage	14%	3,351	15%	4,056
Test and Measurement	9%	2,048	17%	4,685
Other	2%	555	2%	660

Total	100%	$24,118	100%	$27,669

Sales in the communications market represented a larger percentage of sales in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, reflecting an approximate 50% increase in the number of communications customers year over year. Many of these new customers are relatively small companies, and our future business with them may be significantly affected by their ability to continue to obtain financing. Sales in our test and measurement segment decreased as a percentage of sales due to reduced demand in that market segment as well as the significant growth in the number of new communications customers. Sales in the test and measurement segment are primarily to semiconductor test equipment customers, which have experienced a more significant downturn than other sectors within the test and measurement segment. In addition, the first quarter of 2002 included a one-time payment by a customer to secure a release from future commitments under a supply agreement. We do not anticipate sales in the test and measurement segment to significantly increase until demand for semiconductor test equipment improves.

Gross Profit

Gross profit as a percentage of sales, or gross margin, was 1.7% in the first quarter of fiscal 2003 compared to 18.0% in the first quarter of fiscal 2002. The decline in gross margin in the first quarter of 2003 reflects the decrease in overall product pricing and the one-time customer payment received in the first quarter of fiscal 2002 discussed above. Partially offsetting these factors was an increase in manufacturing capacity utilization due to increased production resulting from heightened product demand, productivity gains realized in direct labor costs resulting from a reduction in headcount through attrition, and raw material cost savings realized as the result of more favorable vendor pricing. However, as a result of our capacity expansion, fixed costs have modestly increased in the first quarter of fiscal 2003 compared to the same period in fiscal 2002.

Until industry conditions improve and demand increases significantly, we expect gross margin will continue to be negatively affected by low capacity utilization. Our gross profit may also be affected by other factors, including product pricing, production yields and changes in our cost structure.

Engineering

Our engineering expenses were $1.6 million in the first quarter of fiscal 2003 and $1.4 million in the first quarter of fiscal 2002, representing 6.6% and 5.0% of our net sales in those periods, respectively. The increase in engineering expense in fiscal 2003 reflects mandated time off during the first quarter of fiscal 2002 that was not repeated in the first quarter of fiscal 2003. We have maintained our commitment to engineering because we believe greater levels of design assistance and engineering services in the early stages of product development are critical to attracting new customers and supporting the increase in prototype work and higher technology products manufactured.

Selling, General and Administrative

Selling, general and administrative expenses were $3.0 million or 12.4% of net sales and $3.2 million or 11.6% of net sales, in the first quarter of fiscal 2003 and the first quarter of fiscal 2002, respectively. The decrease in selling, general and administrative expense resulted largely from a reduction in out-of-warranty costs in fiscal 2003 partially offset by an increase in our direct sales force due to strategic hires to strengthen the organization.

Interest and Other Income (Expense), net

Our interest and other income (expense), net was a net expense of $499 thousand in the first quarter of fiscal 2003 and net income of $484 thousand in the first quarter of fiscal 2002. The net change is the result of decreased interest income, increased interest expense and an increase in other expenses. Interest income decreased in the first quarter of fiscal 2003 due to reduced interest rates on lower levels of cash equivalents and short-term investments. In addition, interest expense increased in the first quarter of fiscal 2003 because interest related to our capacity expansion projects is no longer being capitalized.

Income Taxes

Our effective tax rate was a benefit of 40.0% in the first quarter of fiscal 2003 compared to an expense of 36.0% in the first quarter of fiscal 2002. These effective rates reflect research and development tax credits. The effective tax rate in the first quarter of fiscal 2002 also reflected benefits from foreign sales exclusion.

Liquidity and Capital Resources

At the end of the first quarter of fiscal 2003, we had $55.5 million in cash, cash equivalents and short-term investments.

Cash used in operating activities for the first quarter of fiscal 2003 was $2.3 million and was the result of a net loss of $2.8 million, after adjustments for depreciation and amortization, deferred income taxes and the quarter’s net increase in working capital. The increase in working capital is primarily the result of increases in accounts receivable and inventory, partially offset by an increase in accounts payable.

Cash provided by investing activities in the first quarter of fiscal 2003 was $2.5 million, primarily from the maturity of investments, net of purchases, offset by expenditures for manufacturing equipment.

Cash provided by financing activities in the first quarter of fiscal 2003 was $7.7 million, which was the result of certain financing transactions as described below.

During the first quarter of fiscal 2003, we privately sold a $25.0 million, 6.5% convertible debenture due May 2007. The debenture is unsecured, is convertible into shares of our common stock at a fixed conversion price of $19.41 per share, and is callable after August 2004 if certain conditions are met. There is no principal amortization, and interest is payable quarterly beginning June 2002. The debenture contains an imbedded derivative in the form of a put option that entitles the holder to require the Company to redeem the debenture at a price equal to 110% of the principal balance if a change in control of the Company should occur. This put option is marked-to-market quarterly and any effect is shown in the Statement of Operations. There was no effect on the Statement of Operations for the quarter ended August 24, 2002. The Company does not anticipate that the derivative will have significant value because no change in control is currently contemplated. A portion of the proceeds of this financing was used to repay in full the remaining $16.0 million outstanding under our 7.9% senior unsecured notes.

We lease manufacturing equipment under an operating lease. Outstanding minimum lease payments at the end of the first quarter of fiscal 2003 were $2.1 million, to be paid in monthly installments through November 2004. The lease agreement includes certain financial covenants including minimum net worth, debt to capitalization and debt service coverage requirements. As of August 24, 2002, we were not in compliance with the covenant that specifies a minimum debt service coverage ratio. This covenant has been waived by the lessor through the first quarter of fiscal 2004.

We lease a 90,000 square foot manufacturing facility located in Wood Village, Oregon under an operating lease. Monthly lease payments escalate at specific points over the minimum ten-year term of the lease. Outstanding minimum lease payments at the end of the first quarter of fiscal 2003 totaled $5.0 million. Payments on the initial term of the lease extend through July 2011 and we have the option to extend the initial term of the lease for three consecutive periods of five years each.

We had capital commitments of approximately $9.1 million as of August 24, 2002, primarily for manufacturing equipment at Wood Village.

We issued a standby letter of credit in the amount of $699 thousand to secure obligations due under employee health insurance plans. This letter of credit expired on July 1, 2002.

We issued a standby letter of credit in the amount of $94 thousand to satisfy requirements of the lease agreement for the Wood Village facility. This letter of credit expires on February 26, 2003 and is collateralized with cash.

We guaranteed a note with a bank related to certain manufacturing equipment that was purchased by a subcontractor. The Company has a security interest in the underlying equipment and at August 24, 2002, there was $438 thousand outstanding on the note.

We also have consignment agreements with certain suppliers for raw material inventory, some of which obligate us to purchase inventory on hand upon termination of the agreement. As of the end of the first quarter of fiscal 2003, potential commitments under these agreements were insignificant.

Capacity Expansion

We commenced capacity expansion programs at our Wood Village, Oregon and Forest Grove, Oregon locations in the first quarter of fiscal 2001. Due to current industry conditions, the timeline for completion of this program has been significantly lengthened. We have completed the construction of a 90,000 square foot leased manufacturing facility at Wood Village and have completed installation of critical equipment at both locations, but have deferred ordering non-critical equipment. We do not expect to start hiring at or operating the Wood Village facility until we are experiencing a sustained return of demand for volume production. Once we begin hiring and completing equipment installation at the Wood Village facility, we estimate it will take up to six months until significant production occurs and expect that full capacity will be available within approximately two years thereafter. The total cost for the capacity expansion programs will be approximately $90 million and we have incurred total costs of approximately $47.0 million related to these projects to date. We expect to fund our expansion projects with a combination of current cash resources, internally generated funds and external financing. Once completed, we expect these expansion projects to increase production capacity by approximately 100% and estimate our manufacturing facilities will support revenues of approximately $400 million annually.

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

We believe that our existing capital resources and expected cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next 12 months.

Risk Factors Affecting Business and Results of Operations

Certain statements in this report contain forward-looking information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements. These statements relate to future events or our future financial performance. These statements constitute forward-looking statements and are only predictions. Actual events or results may differ materially. The differences could be caused by a number of factors or combination of factors, including the factors listed below and the risks detailed in the Company’s Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended May 25, 2002.

Forward-looking statements contained in this report relate to the Company’s plans and expectations as to future sales, our customer base, gross profit, capacity expansion and the need for and availability of capital resources and cash.

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: a continued downturn in the economy in general or in the technology sector; the loss of any of our major customers; a further decrease in demand for electronic products or continued weak demand for these products; pricing pressures in the industry; an increase in competition in the market for electronic interconnect solutions; and the ability of some of our new customers to obtain financing. These factors or additional risks and uncertainties not presently known to us our that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

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

We do not have interest rate risk in our long-term debt and do not enter into interest rate swap agreements. A change in interest rates would not effect interest expense on the $25.0 million, 6.5% convertible debenture because that instrument bears a fixed rate of interest.

PART II.    OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES

During the first quarter of fiscal 2003, we privately sold to SF Capital Partners a $25.0 million, 6.5% convertible debenture due May 2007. The debenture is unsecured, is convertible into shares of our common stock at a fixed conversion price of $19.41 per share, and is callable after August 2004 if certain conditions are met. There is no principal amortization, and interest is payable quarterly beginning June 2002. The debenture contains an imbedded derivative in the form of a put option that entitles the holder to require the Company to redeem the debenture at a price equal to 110% of the principal balance if a change in control of the Company should occur. This put option is marked-to-market quarterly and any effect is shown in the Statement of Operations. There was no impact on the Statement of Operations for the quarter ended August 24, 2002. The Company does not anticipate that the derivative will have significant value because no change in control is currently contemplated. A portion of the proceeds of this financing was used to repay in full the remaining $16.0 million outstanding under our 7.9% senior unsecured notes. The balance was added to working capital.

SF Capital Partners represented that it is an accredited investor as such term is defined in Rule 501 under the Securities Act of 1933, as amended. With respect to the issuance of the debentures and warrants, the Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  See the Exhibit Index for the exhibits filed as part of this report.

(b)  Reports on Form 8-K

A Current Report on Form 8-K to report under Item 5 the $25 million convertible debenture financing, dated May 30, 2002 was filed on May 31, 2002. A Current Report on Form 8-K to report as an exhibit under Item 7 certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, was dated and filed on August 20, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of October, 2002.

MERIX CORPORATION

By:	/s/ JANIE S. BROWN
Janie S. Brown Sr. Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Janie S. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Merix Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 7, 2002

/s/ JANIE S. BROWN
Janie S. Brown Chief Financial Officer

I, Mark R. Hollinger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Merix Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 7, 2002

/s/ MARK R. HOLLINGER
Mark R. Hollinger Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2001.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended May 31, 1997.

99.1	Merix Corporation Certification of Mark R. Hollinger, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Merix Corporation Certification of Janie S. Brown, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.