Form 10-Q
period 2002-11-23
MERIX CORP
filed 2003-01-07
CIK 921365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 23, 2002

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

(503) 359-9300
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of January 2, 2003 was 14,531,395 shares.

MERIX CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

MERIX CORPORATION
BALANCE SHEETS
(in thousands)

	November 23, 2002	May 25, 2002
	(unaudited)
Assets

Cash and cash equivalents	$51,166	$42,636
Short-term investments	—	9,294
Accounts receivable, net of allowance of $992 and $998	12,581	10,808
Inventories	5,622	5,007
Income tax receivable	91	1,693
Deferred tax asset	1,592	1,574
Other current assets	2,177	1,036

Total current assets	73,229	72,048
Property, plant and equipment, net	82,324	83,647
Deferred tax asset	9,410	5,392
Other assets	1,033	115

Total assets	$165,996	$161,202

Liabilities and Shareholders’ Equity

Accounts payable	$7,791	$6,468
Accrued compensation	2,025	2,428
Accrued warranty	992	1,310
Other accrued liabilities	1,473	2,197

Total current liabilities	12,281	12,403
Long-term debt	25,000	16,000

Total liabilities	37,281	28,403

Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding November 23, 2002: 14,515 shares, May 25, 2002: 14,411 shares	104,062	103,189
Unearned compensation	(12)	—
Retained earnings	24,665	29,610

Total shareholders’ equity	128,715	132,799

Total liabilities and shareholders’ equity	$165,996	$161,202

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	November 23, 2002	November 24, 2001	November 23, 2002	November 24, 2001
Net sales	$25,856	$18,794	$49,974	$46,463
Cost of sales	25,272	21,085	48,988	43,785

Gross profit (loss)	584	(2,291)	986	2,678
Operating expenses:
Engineering	1,611	1,313	3,197	2,706
Selling, general and administrative	3,007	2,365	6,034	5,578

Total operating expenses	4,618	3,678	9,231	8,284
Operating loss	(4,034)	(5,969)	(8,245)	(5,606)
Interest and other income (expense), net	(160)	575	(659)	1,059

Loss before taxes	(4,194)	(5,394)	(8,904)	(4,547)
Income tax benefit	(2,075)	(2,699)	(3,959)	(2,394)

Net loss	$(2,119)	$(2,695)	$(4,945)	$(2,153)

Net loss per share:
Basic	$(0.15)	$(0.19)	$(0.34)	$(0.16)

Diluted	$(0.15)	$(0.19)	$(0.34)	$(0.16)

Shares used in per share calculations:
Basic	14,481	13,940	14,456	13,848

Diluted	14,481	13,940	14,456	13,848

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock		Unearned Compensation	Retained Earnings	Total
	Shares	Amount
Balance at May 25, 2002	14,411	$103,189	—	$29,610	$132,799

Net loss	—	—	—	(2,826)	(2,826)
Exercise of stock options	9	46	—	—	46
Stock issued under defined contribution plan	34	300	—	—	300
Tax benefit related to stock-based compensation	—	21	—	—	21

Balance at August 25, 2002	14,454	$103,556	—	$26,784	$130,340

Net loss	—	—	—	(2,119)	(2,119)
Exercise of stock options	24	123	—	—	123
Stock issued under defined contribution plan	37	331	—	—	331
Tax benefit related to stock-based compensation	—	37	—	—	37
Stock options granted to non-employees	—	17	(17)	—	—
Amortization of unearned compensation	—	—	5	—	5
Shares surrended or canceled	—	(2)	—	—	(2)

Balance at November 23, 2002	14,515	$104,062	$(12)	$24,665	$128,715

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	November 23, 2002	November 24, 2001
Cash flows from operating activities:
Net loss	$(4,945)	$(2,153)
Adjustments to reconcile net loss to net cash providedby (used in) operating activities:
Depreciation and amortization	5,475	5,102
Tax benefit related to exercise of nonqualified stock options	58	1,856
Deferred income taxes	(4,036)	(910)
Contribution of common stock to defined contribution plan	631	—
Other	98	76
Changes in assets and liabilities:
Accounts receivable	(1,773)	6,423
Inventories	(615)	2,624
Income tax receivable	1,602	(2,162)
Other assets	(822)	(724)
Accounts payable	1,032	(3,333)
Accrued compensation	(403)	(633)
Accrued warranty	(318)	(154)
Other accrued liabilities	(710)	401

Net cash (used in) provided by operating activities	(4,726)	6,413

Cash flows from investing activities:
Short-term investments:
Purchases	—	(3,810)
Maturities	9,294	35,881
Proceeds from the sale of assets	1	—
Capital expenditures	(3,832)	(12,658)

Net cash provided by investing activities	5,463	19,413

Cash flows from financing activities:
Long-term borrowings:
Proceeds	25,000	—
Principal payments	(16,000)	(5,149)
Deferred financing costs	(1,376)	—
Exercise of stock options	169	1,891

Net cash provided by (used in) financing activities	7,793	(3,258)

Increase in cash and cash equivalents	8,530	22,568
Cash and cash equivalents at beginning of period	42,636	26,790

Cash and cash equivalents at end of period	$51,166	$49,358

Supplemental Disclosures:
Cash paid for:
Interest, net of amounts capitalized	$410	$185
Taxes	—	1,026

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the six months ended November 23, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company’s fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 2003 is a 53-week year ending May 31, 2003 and fiscal year 2002 was a 52-week year ended May 25, 2002.

Note 2.    INVENTORIES

	November 23, 2002	May 25, 2002
Raw materials	$1,011	$718
Work in process	2,922	1,992
Finished goods	1,689	2,297

Total	$5,622	$5,007

Note 3.    PROPERTY, PLANT AND EQUIPMENT

	November 23, 2002	May 25, 2002
Land	$2,190	$2,190
Buildings and grounds	32,933	32,916
Leasehold improvements	8,847	8,847
Machinery and equipment	91,359	89,368
Construction in progress	20,998	21,339

Total	156,327	154,660
Accumulated depreciation	(74,003)	(71,013)

Property, plant and equipment, net	$82,324	$83,647

Note 4.    NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options outstanding during the period. Incremental shares of 2,859,426 and 2,903,441, related to outstanding stock options and the convertible debenture, were excluded from the calculations of diluted net income per share for the quarter and six months ended November 23, 2002, because including them would have been antidilutive. Incremental shares of 1,153,784 and 1,091,106, related to outstanding stock options, were excluded in the calculations of diluted net income per share for the quarter and six months ended November 24, 2001, because including them would have been antidilutive.

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

During the quarter ended November 23, 2002, the Company issued options from the 2000 Plan to a non-employee consultant for services to be provided for a term of one year. The Company has recognized $5 of the estimated charge of $17 of compensation expense in the quarter ended November 23, 2002 related to this grant. Compensation expense associated with these options is subject to periodic remeasurement throughout the period of service.

Note 6.    DEBT

In the first quarter of fiscal 2003, the Company privately sold a $25,000, 6.5% convertible debenture due May 2007. The debenture is unsecured, is convertible into shares of our common stock at a fixed conversion price of $19.41 per share, and is callable after August 2004 if certain conditions are met. There is no principal amortization, and interest is payable quarterly. The debenture contains an embedded derivative in the form of a put option that entitles the holder to require the Company to redeem the debenture at a price equal to 110% of the principal balance if a change in control of the Company should occur. This put option is marked-to-market quarterly and any effect is shown in the Statement of Operations. There was no effect on the Statement of Operations for the six months ended November 23, 2002. The Company does not anticipate that the derivative will have a significant value because no change of control is currently contemplated. The debenture contains a debt ratio incurrence covenant. A portion of the proceeds of this financing were used to repay in full the remaining $16,000 outstanding at the end of fiscal 2002 under senior unsecured notes.

Note 7.    LEASE AGREEMENT

The Company leases manufacturing equipment under an operating lease. Outstanding minimum lease payments at the end of the second quarter of fiscal 2003 were $1,810 to be paid in monthly installments through November 2004. The lease was entered into as part of a sales leaseback transaction and a deferred gain on the sale of equipment was recorded at the time of the transaction. The deferred gain is amortized over the life of the lease and as of November 23, 2003 the unamortized gain was $47. The lease agreement includes certain financial covenants, including minimum net worth, debt to capitalization and debt service coverage requirements. As of November 23, 2002, the Company was not in compliance with the covenant that specifies a minimum debt service coverage ratio. Compliance with this covenant was waived by the lessor through the first quarter of fiscal 2004.

Note 8.    COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is party to various legal claims, actions and complaints. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations and cashflows.

Commitments

The Company had capital commitments of approximately $7,236 as of November 23, 2002, primarily relating to the purchase of manufacturing equipment at Wood Village.

The Company issued a standby letter of credit in the amount of $699 to secure obligations due under employee health insurance plans. This letter of credit expired on July 1, 2002.

The Company guaranteed a note with a bank related to the financing of certain manufacturing equipment that was purchased by a subcontractor. As of November 23, 2002, the Company was released from this commitment.

The Company has consignment agreements with certain suppliers for raw material inventory, some of which obligate us to purchase inventory on hand upon termination of the agreement. As of the end of the second quarter of fiscal 2003, potential commitments under these agreements were insignificant.

Note 9.    SUBSEQUENT EVENTS

On December 19, 2002, the Company announced a restructuring plan and asset write-off to be completed within the third quarter of fiscal 2003. The plan consists of a voluntary layoff and relocation of certain of the Forest Grove production facilities. The Company expects to record a charge in the third quarter in the range of $2,200 to $2,700 related to severance costs, relocation costs and asset impairment.

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

Results of Operations

Net Sales

Net sales were $25.9 million in the second quarter of fiscal 2003, an increase of 38% from net sales of $18.8 million in the second quarter of fiscal 2002. Net sales for the first half of fiscal 2003 were $50.0 million, an increase of 8% from net sales of $46.5 million in the first half of fiscal 2002. The increase in net sales for the second quarter and first half of fiscal 2003 as compared to the same periods in the prior year resulted from an increase in unit shipments, partially offset by a decrease in average pricing. In addition, the first quarter of fiscal 2002 included a one-time payment by a customer to secure a release from future commitments under a supply agreement. Per the terms of the agreement, the payment amount was confidential. Unit shipments were 73% and 49% higher in the second quarter and first half of fiscal 2003 compared to the respective periods in fiscal 2002. The increase in unit shipments is partially due to a higher level of volume production orders as existing customers have reduced excess inventories and introduced new programs. In addition, beginning January 2001, we began to aggressively pursue new customers in order to utilize excess capacity that became available in our facility as a result of the downturn in the technology sector. This strategy has contributed to our volume increase as approximately one-third of revenues in the second quarter of fiscal 2003 were attributable to customers that have been added over the last two years.

However, volume gains have been partially offset by a 20% and 26% decrease in average pricing in the second quarter and first half of fiscal 2003, respectively, as compared to the same periods in fiscal 2002. The decrease in average pricing is a result of product mix changes, competitive pressures on pricing for both quick-turn and volume orders resulting from the overall decline in the electronics industry, and a lower level of premium revenue. Premium revenue, consisting of quick-turn prototype, pre-production and compressed lead-time volume orders, comprised 25% and 27% of net sales in the second quarter and first half of fiscal 2003, respectively, compared to 35% and 34% for the same periods in fiscal 2002. Premium revenue in both the first half of 2003 and the first half of 2002 consisted principally of quick-turn prototype and pre-production orders, as opposed to compressed lead-time volume orders. Until industry conditions improve and demand significantly increases, we expect that decreased average pricing will continue to negatively affect our sales.

Sales to our five largest original equipment manufacturer (“OEM”) customers comprised 59% and 60% of our net sales in the second quarter and first half of fiscal 2003, respectively, compared to 70% and 64% in the second quarter and first half of fiscal 2002. Sales to OEMs include sales made through contract manufacturers that assemble components on our products for resale to OEMs. Approximately, 62% and 63% of our net sales were made through our contract manufacturing customers in the second quarter and first half of fiscal 2003, respectively, compared to 42% and 39% in the second quarter and first half of fiscal 2002. The rise in sales through contract manufacturers is due to both a change in customer mix and a move towards outsourcing by certain of our OEM customers. OEMs direct most of our sales through the contract manufacturing channel and negotiate product pricing and volumes directly with us. However, in the prior year we were added to the approved vendor list of three additional contract manufacturers and we have been awarded incremental discretionary orders directly from these contract manufacturers. We expect these discretionary orders to increase in the future.

One customer accounted for more than 10% of our net sales in the second quarter of fiscal 2003 and two customers each accounted for more than 10% of our net sales in the second quarter of fiscal 2002. One customer accounted for more than 10% of our net sales in the first half of fiscal 2003 and three customers each accounted for more than 10% of our net sales in the first half of fiscal 2002. We expect to continue to depend upon a small number of customers for a significant portion of our net sales in the foreseeable future. The loss of or decrease in orders from one or more major customers could materially reduce our sales.

Our 90-day backlog was approximately $9.0 million at November 23, 2002, $10.7 million at August 24, 2002 and $9.5 million at May 25, 2002. A substantial portion of our backlog is typically scheduled for delivery within 60 days. The level and timing of orders placed by our customers vary due to a number of factors, including variations in demand for customer products, customer attempts to manage inventory and changes in customer manufacturing strategies. Because we do not generally obtain long-term purchase orders or commitments from our customers, we must anticipate the future volume of orders based on discussions with our customers. We rely on our estimates of anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A customer may cancel, reduce or delay orders that were previously made or anticipated. A significant portion of our backlog may be subject to cancellation or postponement without penalty and we may not be able to timely replace canceled, delayed or reduced orders. Accordingly, our backlog is not necessarily indicative of future financial results.

Future demand and product pricing depend on many factors including product mix, levels of advanced technology, capacity utilization, competitive pressure in the printed circuit board industry, and economic conditions affecting the markets we serve and the electronics industry in general. The current uncertainty regarding the level and timing of an economic recovery in our product markets and volatility in our customer forecasts continue to make our forecasting less reliable than in prior periods. However, at this time we expect sales in the third quarter of fiscal 2003 to be approximately 5% lower than those in the second quarter of fiscal 2003.

The following table shows, for the periods indicated, the percentage of our net sales to the principal end markets we serve ($ in thousands):

	Three Months Ended				Six Months Ended
	Nov. 23, 2002		Nov. 24, 2001		Nov. 23, 2002		Nov. 24, 2001
End Markets
Communications	73%	$18,886	76%	$14,270	74%	$37,050	70%	$32,538
High-end Computing & Storage	14%	3,736	15%	2,776	14%	7,087	15%	6,832
Test and Measurement	8%	1,957	7%	1,267	8%	4,005	13%	5,952
Other	5%	1,277	2%	481	4%	1,832	2%	1,141

Total	100%	$25,856	100%	$18,794	100%	$49,974	100%	$46,463

The communications market is our primary focus and we are continuing to add new customers. Many of these new customers are relatively small companies, and our future business with them may be significantly affected by their ability to obtain ongoing financing. The percentage of sales into the test and measurement market was consistent in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002; however, the percentage of sales in this market has declined in the first half of fiscal 2003 compared to the first half of 2002. This reflects a one-time customer payment discussed in “Net Sales” above.

Gross Profit

Gross profit as a percentage of sales or gross margin was 2% in the second quarter of fiscal 2003 compared to negative 12% in the second quarter of fiscal 2002. This increase in gross margin in the second quarter of 2003 reflects an increase in manufacturing capacity utilization, a lower cost structure and increased productivity, partially offset by a decrease in overall product pricing. Manufacturing capacity utilization improved due to increased product demand and the addition of new customers. Higher capacity utilization enhances gross margin because fixed costs are spread over a higher number of units produced which decreases the cost per unit. A lower cost structure primarily resulted from reduced headcount through attrition and lower pricing on materials and supplies. Productivity gains were achieved through process re-engineering. Gross margin was 2% for the first half of fiscal 2003 compared to 6% for the first half of fiscal 2002. Margins decreased as the effect of a decline in average pricing outpaced the impact of increased production and productivity and decreases in cost structure for the first half of fiscal 2003 compared to the first half of fiscal 2002. In addition, the one-time customer payment discussed in “Net Sales” above directly benefited the gross margin in fiscal 2002.

Until industry conditions improve and demand increases, we expect that gross margin will continue to be negatively affected by low capacity utilization and competitive product pricing. Our gross profit may also be affected by other factors, including production yields and changes in our cost structure.

Engineering

Engineering expenses were $1.6 million in the second quarter of fiscal 2003 and $1.3 million in the second quarter of fiscal 2002, representing 6% and 7% of net sales in those periods, respectively. Engineering expenses were $3.2 million and $2.7 million in the first half of fiscal 2003 and 2002, respectively, representing 6% of net sales in those periods. The increase in engineering expense in fiscal 2003 reflects the capitalization of qualified internal expenses related to the construction of the Wood Village facility and mandated time off during the first half of fiscal 2002 that was not repeated in the first half of fiscal 2003. Although engineering headcount is slightly lower in fiscal 2003 compared to fiscal 2002, mandatory time off in fiscal 2002 of 7 days in the first quarter and 10 days in the second quarter had a greater impact on salary expenses than the reduction in headcount in fiscal 2003. In addition, test materials and supplies have increased due to greater levels of customer design assistance and engineering services in the early stages of product development. These activities are critical to attracting new customers and supporting the increase in prototype work and higher technology products manufactured.

Selling, General and Administrative

Selling, general and administrative expenses were $3.0 million, or 12% of net sales, in the second quarter of fiscal 2003 and $2.4 million, or 13% of net sales, in the second quarter of fiscal 2002. Selling, general and administrative expenses were $6.0 million and $5.6 million for the first half of fiscal 2003 and 2002, respectively, representing 12% of net sales for those periods. The increase in selling, general and administrative expense resulted largely from a reduction in labor costs due to mandated time off in fiscal 2002 that was not repeated in fiscal 2003 and increased sales force salaries and bonuses. Mandatory time off in fiscal 2002 consisted of 7 days in the first quarter and 10 days in the second quarter. Direct sales force salaries increased due to strategic hires to strengthen the organization and facilitate expansion of our sales group into Europe. Similarly, travel expenses have increased to support ongoing efforts to explore business opportunities in Europe and Asia. Sales commissions and bonuses have increased due to higher sales volumes and an increase in the number of manufacturing representation firms used by the Company. These increases were partially offset by a reduction in out-of-warranty costs in fiscal 2003.

Interest and Other Income (Expense), net

Interest and other income (expense), net was a net expense of $160 thousand in the second quarter of fiscal 2003 and net income of $575 thousand in the second quarter of fiscal 2002. Interest and other income (expense), net was a net expense of $659 thousand in the second half of fiscal 2003 and net income of $1.1 million in the second half of fiscal 2002. The net change is the result of decreased interest income, increased interest expense and an increase in other expenses. Interest income decreased in the second quarter and first half of fiscal 2003 due to reduced interest yield on lower levels of cash equivalents and short-term investments. In addition, interest expense increased in the second quarter and first half of fiscal 2003 because interest related to our capacity expansion projects is no longer being capitalized.

Income Taxes

The effective tax rate was a benefit of 50% in the second quarter of fiscal 2003 and a cumulative benefit of 45% in the first half of fiscal 2003, compared to a tax benefit of 50% in the second quarter of fiscal 2002 and a cumulative benefit of 53% in the first half of fiscal 2002. The tax benefits recorded during the second quarters of fiscal 2003 and 2002 included research and development tax credits realized from prior years of $398 thousand and $585 thousand, respectively. Research and development tax credits related to the reported periods were also recognized in their respective periods. A foreign sales exclusion was reflected as a benefit for the second quarter of fiscal 2002.

The effective tax rate for the remainder of fiscal 2003 is expected to be approximately 41%. We expect to utilize the deferred tax benefits which are being carried forward prior to their expiration.

Liquidity and Capital Resources

At the end of the first half of fiscal 2003, we had $51.2 million in cash and cash equivalents.

Cash used in operating activities for the first half of fiscal 2003 was $4.7 million and was the result of a net loss of $4.9 million, adjusted for depreciation and amortization, deferred income taxes and the quarter’s net increase in working capital. The increase in working capital is primarily the result of an increase in accounts receivable, partially offset by an increase in accounts payable and a decrease in income tax receivable.

Cash provided by investing activities in the first half of fiscal 2003 was $5.5 million, primarily from the maturity of investments, offset by capital expenditures for manufacturing equipment.

Cash provided by financing activities in the first half of fiscal 2003 was $7.8 million, which was primarily the result of certain financing transactions described below.

During the first quarter of fiscal 2003, we privately sold a $25.0 million, 6.5% convertible debenture due May 2007. The debenture is convertible into shares of our common stock at a fixed conversion price of $19.41 per share and is callable after August 2004 if certain conditions are met. Interest is payable quarterly beginning June 2002.

We lease manufacturing equipment under an operating lease. Outstanding minimum lease payments at the end of the first half of fiscal 2003 were $1.8 million, to be paid in monthly installments through November 2004. The lease agreement includes certain financial covenants including minimum net worth, debt to capitalization and debt service coverage requirements. As of November 23, 2002, we were not in compliance with the covenant that specifies a minimum debt service coverage ratio. This covenant has been waived by the lessor through the first quarter of fiscal 2004.

We lease a 90,000 square foot manufacturing facility located in Wood Village, Oregon under an operating lease. Monthly lease payments escalate at specific points over the minimum ten-year term of the lease. Outstanding minimum lease payments at the end of the first half of fiscal 2003 totaled $4.9 million. Payments on the initial term of the lease extend through July 2011 and we have the option to extend the initial term of the lease for three consecutive periods of five years each.

We had capital commitments of approximately $7.2 million as of November 23, 2002, primarily for manufacturing equipment at Wood Village.

We also have consignment agreements with certain suppliers for raw material inventory, some of which obligate us to purchase inventory on hand upon termination of the agreement. As of the end of the first half of fiscal 2003, potential commitments under these agreements were insignificant.

Restructuring and Asset Impairment

On December 18, 2002, the Company announced a restructuring plan to be completed during the third quarter of fiscal 2003. This plan consists of a voluntary layoff of approximately 50 employees from both production and support groups and the relocation of certain finishing, test, and shipping operations from a satellite production facility in Forest Grove to the primary manufacturing plant on our main campus. This relocation is expected to have a positive impact on our cost structure, cycle time, and productivity. We expect to record a charge in the third quarter in the range of $2.2 to $2.7 million related to severance costs, relocation costs and asset impairment. Approximately $1.0 million of this charge will be a cash charge. As a result of these actions, we expect to realize annual cost savings in the range of $2.4 to $2.6 million beginning in the fourth quarter of fiscal 2003.

Capacity Expansion

We commenced capacity expansion programs at our Wood Village, Oregon and Forest Grove, Oregon locations in the first quarter of fiscal 2001. Due to current industry conditions, the timeline for completion of this program has been significantly lengthened. The total cost for the capacity expansion programs will be approximately $90 million and we have incurred total costs of approximately $48.7 million related to these projects to date. We expect to fund our expansion projects with a combination of current cash resources, internally generated funds and external financing. Once completed, we expect these expansion projects to increase production capacity by approximately 100% and estimate our manufacturing facilities will support revenues of approximately $400 million annually.

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

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: pricing pressures in the industry; the loss of any of our major customers; a continued downturn in the economy in general or in the technology sector; a further decrease in demand for electronic products or continued weak demand for these products; our ability to attract new customers; our ability to reduce costs, including those associated with our restructuring plan; an increase in competition in the market for electronic interconnect solutions; and the ability of some of our new customers to obtain financing. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high-credit quality securities. We do not believe that changes in interest rates will have a material effect on our liquidity, financial condition or results of operations.

We do not have interest rate risk in our long-term debt and do not enter into interest rate swap agreements. A change in interest rates would not effect interest expense on the $25.0 million, 6.5% convertible debenture because that instrument bears a fixed rate of interest.

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to ensure that material information required to be included in the Company’s Exchange Act reports would be made known to management by others within the Company. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation, nor were there any significant deficiencies or material weaknesses in such internal controls. As a result, no corrective actions were required or taken.

Our CEO and CFO do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on September 24, 2002 to elect directors. All of the nominees were elected and the shareholders voted as follows:

Directors	Votes For	Votes Withheld
Carlene Ellis	13,329,821	26,125
Mark R. Hollinger	10,749,168	2,606,778
Donald D. Jobe	13,329,821	26,125
George H. Kerckhove	13,329,821	26,125
Dr. William Lattin	10,949,900	2,406,046
William C. McCormick	13,329,541	26,405
Robert C. Strandberg	13,329,541	26,405

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  See the Exhibit Index for the exhibits filed as part of this report.

(b)  Reports on Form 8-K

A Current Report on Form 8-K was filed on September 18, 2002 to report under Item 5 the Company’s results for the first quarter of fiscal 2003. No other reports on Form 8-K were filed during the quarter ended November 23, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of January, 2003.

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 6, 2003

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 6, 2003

/s/  Mark R. Hollinger

Mark R. Hollinger
Chief Executive Officer

EXHIBIT INDEX
Exhibit Number	Document Description

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2001.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended May 31, 1997.

10.1	Indemnity Agreement between the Company and Kirby Dyess dated as of September 24, 2002.

99.1	Merix Corporation Certification of Mark R. Hollinger, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Merix Corporation Certification of Janie S. Brown, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.