Form 10-Q
period 2003-03-01
MERIX CORP
filed 2003-04-14
CIK 921365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2003

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

The number of shares of the Registrant’s Common Stock outstanding as of April 10, 2003 was 14,607,191 shares.

MERIX CORPORATION

FORM 10-Q

PART I.      FINANCIAL INFORMATION

MERIX CORPORATION

BALANCE SHEETS

(in thousands)

	March 1, 2003	May 25, 2002
	(unaudited)

Assets
Cash and cash equivalents	$43,737	$42,636
Short-term investments	1,534	9,294
Accounts receivable, net of allowance of $987 and $998	13,562	10,808
Inventories	4,961	5,007
Income tax receivable	11	1,693
Deferred tax asset	1,244	1,574
Other current assets	1,788	1,036

Total current assets	66,837	72,048

Property, plant and equipment, net	79,383	83,647
Deferred tax asset	12,856	5,392
Other assets	1,027	115

Total assets	$160,103	$161,202

Liabilities and Shareholders’ Equity
Accounts payable	$6,477	$6,468
Accrued compensation	2,227	2,428
Accrued warranty	892	1,310
Other accrued liabilities	1,062	2,197

Total current liabilities	10,658	12,403

Long-term debt	25,000	16,000

Total liabilities	35,658	28,403

Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding March 1, 2003: 14,585 shares, May 25, 2002: 14,411 shares	104,636	103,189
Unearned compensation	(3)	—
Retained earnings	19,812	29,610

Total shareholders’ equity	124,445	132,799

Total liabilities and shareholders’ equity	$160,103	$161,202

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	March 1, 2003	February 23, 2002	March 1, 2003	February 23, 2002
Net sales	$22,056	$18,515	$72,030	$64,978
Cost of sales	23,945	20,775	72,933	64,560

Gross profit (loss)	(1,889)	(2,260)	(903)	418

Operating expenses:
Engineering	1,458	1,373	4,655	4,079
Selling, general and administrative	2,673	2,734	8,707	8,312
Restructuring and related activities	2,006	—	2,006	—

Total operating expenses	6,137	4,107	15,368	12,391

Operating loss	(8,026)	(6,367)	(16,271)	(11,973)
Interest and other income (expense), net	(383)	79	(1,042)	1,138

Loss before taxes	(8,409)	(6,288)	(17,313)	(10,835)

Income tax benefit	(3,556)	(2,515)	(7,515)	(4,909)

Net loss	$(4,853)	$(3,773)	$(9,798)	$(5,926)

Net loss per share:
Basic	$(0.33)	$(0.26)	$(0.68)	$(0.42)

Diluted	$(0.33)	$(0.26)	$(0.68)	$(0.42)

Shares used in per share calculations:
Basic	14,547	14,243	14,488	13,980

Diluted	14,547	14,243	14,488	13,980

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Unearned Compensation	Retained Earnings	Total
Balance at May 25, 2002	14,411	$103,189	—	$29,610	$132,799

Net loss	—	—	—	(2,826)	(2,826)
Exercise of stock options	9	46	—	—	46
Stock issued under defined contribution plan	34	300	—	—	300
Tax benefit related to stock-based compensation	—	21	—	—	21

Balance at August 25, 2002	14,454	103,556	—	26,784	130,340

Net loss	—	—	—	(2,119)	(2,119)
Exercise of stock options	24	123	—	—	123
Stock issued under defined contribution plan	37	331	—	—	331
Tax benefit related to stock-based compensation	—	37	—	—	37
Stock options granted to non-employees	—	17	(17)	—	—
Amortization of unearned compensation	—	—	5	—	5
Shares surrended or canceled	—	(2)	—	—	(2)

Balance at November 23, 2002	14,515	104,062	(12)	24,665	128,715

Net loss	—	—	—	(4,853)	(4,853)
Exercise of stock options	26	143	—	—	143
Stock issued under defined contribution plan	44	327	—	—	327
Tax benefit related to stock-based compensation	—	44	—	—	44
Stock options granted to non-employees	—	(10)	10	—	—
Amortization of unearned compensation	—	—	(1)	—	(1)
Compensation expense for modification of stock options (See Note 10)	—	70	—	—	70

Balance at March 1, 2003	14,585	$104,636	$(3)	$19,812	$124,445

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	March 1, 2003	February 23, 2002
Cash flows from operating activities:
Net loss	$(9,798)	$(5,926)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,127	7,767
Tax benefit related to exercise of nonqualified stock options	102	3,704
Deferred income taxes	(7,134)	(5,929)
Contribution of common stock to defined contribution plan	958	50
Loss on impairment and disposal of assets	958	195
Compensation expense on stock options	74	—
Other	(22)	(74)

Changes in assets and liabilities:
Accounts receivable	(2,754)	5,985
Inventories	46	1,984
Income tax receivable	1,682	1,063
Other assets	(554)	(166)
Accounts payable	122	(2,773)
Accrued compensation	(201)	120
Accrued warranty	(418)	10
Other accrued liabilities	(1,114)	242

Net cash (used in) provided by operating activities	(9,926)	6,252

Cash flows from investing activities:
Short-term investments:
Purchases	(1,544)	(3,810)
Maturities	9,304	36,296
Proceeds from the sale of assets	6	—
Capital expenditures	(4,674)	(16,099)

Net cash provided by investing activities	3,092	16,387

Cash flows from financing activities:
Long-term borrowings:
Proceeds	25,000	—
Principal payments	(16,000)	(5,149)
Deferred financing costs	(1,376)	—
Exercise of stock options	311	3,711

Net cash provided by (used in) financing activities	7,935	(1,438)

Increase in cash and cash equivalents	1,101	21,201
Cash and cash equivalents at beginning of period	42,636	26,790

Cash and cash equivalents at end of period	$43,737	$47,991

Supplemental Disclosures:
Cash paid for:
Interest, net of amounts capitalized	$1,204	$69
Taxes	—	1,363

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

The financial information included herein reflects all normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the nine months ended March 1, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company’s fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 2003 is a 53-week year ending May 31, 2003 and fiscal year 2002 was a 52-week year ended May 25, 2002. The quarter covered by this report was a 14-week quarter, one week longer than the comparable quarter in fiscal 2002, which was a 13-week quarter.

Recent Accounting Pronouncements

In November 2002, Financial Accounting Standards Board (FASB) issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Gurantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. In addition, the FIN 45 requires special disclosures for product warranties. The Company has adopted the disclosure requirements of FIN 45 during the third quarter of fiscal 2003. The adoption of the disclosure requirements of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock for Stock-Based Compensation Transistion and Disclosure, An Amendment of FASB Statement No. 123, (SFAS 148). SFAS 148 amends certain provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and provides alternative methods of transition in voluntary adoptions of SFAS 123. The Company accounts for its stock-based compensation in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company will adopt the disclosure requirements of SFAS 148 during the fourth quarter of fiscal 2003. The Company does not expect the adoption of SFAS 148 to have a material effect on the Company’s financial position or results of operations.

Note 2.    INVENTORIES

	March 1, 2003	May 25, 2002
Raw materials	$917	$718
Work in process	2,245	1,992
Finished goods	1,799	2,297

Total	$4,961	$5,007

Note 3.    PROPERTY, PLANT AND EQUIPMENT

	March 1, 2003	May 25, 2002
Land	$2,190	$2,190
Buildings and grounds	32,502	32,916
Leasehold improvements	8,847	8,847
Machinery and equipment	85,275	89,368
Construction in progress	20,637	21,339

Total	149,451	154,660
Accumulated depreciation	(70,068)	(71,013)

Property, plant and equipment, net	$79,383	$83,647

Note 4.    NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and the convertible debenture outstanding during the period. Incremental shares of 3,897,396 and 3,234,759, related to outstanding stock options and the convertible debenture, were excluded from the calculations of diluted net income per share for the quarter and nine months ended March 1, 2003, because including them would have been antidilutive. Incremental shares of 1,084,838 and 1,089,017, related to outstanding stock options, were excluded in the calculations of diluted net income per share for the quarter and nine months ended February 23, 2002, because including them would have been antidilutive.

Note 5.    STOCK BASED COMPENSATION PLAN

In fiscal 2001, the Board of Directors approved the Merix Corporation 2000 Nonqualified Stock Option Plan (“the 2000 Plan”). The 2000 Plan, as amended, permitted the grant of up to 2,000,000 shares of authorized common stock in the form of nonqualified stock options and stock awards to employees, directors and to non-employee consultants, independent contractors and advisors who provide services to the Company. In August 2002, the Board of Directors authorized an additional 2,000,000 shares to be available for grant under the 2000 Plan.

In the second quarter of fiscal 2003, the Company issued options from the 2000 Plan to a non-employee consultant for services to be provided for a term of one year. The Company has recognized $3 of the estimated charge of $7 of compensation expense in the six months ended March 1, 2003, related to this grant. Compensation expense associated with these options is subject to quarterly revaluation throughout the one year term.

Note 6.    DEBT

In the first quarter of fiscal 2003, the Company privately sold a $25,000, 6.5% convertible debenture due May 2007. The debenture is unsecured, is convertible into shares of our common stock at a fixed conversion price of $19.41 per share, and is callable after August 2004 if certain conditions are met. There is no principal amortization, and interest is payable quarterly. The debenture contains a put option that entitles the holder to require the Company to redeem the debenture at a price equal to 110% of the principal balance upon a change in control of the Company. This put option is marked-to-market quarterly and any effect is shown in the Statement of Operations. There was no effect on the Statement of Operations for the nine months ended March 1, 2003. The Company does not anticipate that the derivative will have a significant value because no change of control is contemplated. The debenture contains a debt ratio incurrence covenant and the Company was in compliance with this covenant as of March 1, 2003. A portion of the proceeds of this financing were used to repay in full the remaining $16,000 of senior unsecured notes outstanding at the end of fiscal 2002.

Note 7.    LEASE AGREEMENT

The Company leases manufacturing equipment under an operating lease. The lease was entered into as part of a sales leaseback transaction and a deferred gain on the sale of equipment was recorded at the time of the transaction. The deferred gain is amortized over the life of the lease and as of March 1, 2003 the unamortized gain was $40. The lease agreement includes certain financial covenants, including minimum net worth, debt to capitalization and debt service coverage requirements. As of March 1, 2003, the Company continued to be out of compliance with the covenant that specifies a minimum debt service coverage ratio, however, compliance with this covenant was waived by the lessor through the first quarter of fiscal 2004.

The lease includes a buy-out provision whereby the Company has the option to purchase the equipment at the end of the fourth year. The Company has informed the lessor of its intention to exercise the buy-out option and, accordingly, will pay $1,107 in the second quarter of fiscal 2004 and $387 in the third quarter of fiscal 2004 for the purchase of the equipment. Outstanding minimum lease payments totaling $617 will be paid in monthly installments until the buy-out.

Note 8.    ACCRUED WARRANTY

Warranty activity for the three months and nine months ended March 1, 2003 consisted of the following:

	Three Months Ended	Nine Months Ended
	March 1, 2003	March 1, 2003
Balance at the beginning of the period	$992	$1,310
Accruals for warranties issued during the period	587	1,202
Accruals or changes in estimates related to pre-existing warranties	(92)	(418)
Settlements made during the period	(595)	(1,202)

Balance at the end of the period	$892	$892

Note 9.    COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is party to various legal claims, actions and complaints. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Commitments

The Company had capital commitments of approximately $8,480 as of March 1, 2003, relating to the purchase of manufacturing equipment and the operating lease buy-out. See Note 7.

In the prior fiscal year, the Company issued a standby letter of credit in the amount of $699 to secure obligations due under employee health insurance plans. This letter of credit expired on July 1, 2002.

The Company guaranteed a note with a bank related to the financing of certain manufacturing equipment that was purchased by a subcontractor. During the second quarter of fiscal 2002, the Company was released from this commitment.

The Company has consignment agreements with certain suppliers for raw material inventory, some of which obligate us to purchase inventory on hand upon termination of the agreement. As of the end of the third quarter of fiscal 2003, potential commitments under these agreements were insignificant.

Note 10.    RESTRUCTURING AND RELATED ACTIVITIES

During the third quarter of fiscal 2003, the Company executed a restructuring plan that consisted of a voluntary layoff of approximately 50 employees from both production and support groups and the relocation of certain finishing, test, and shipping operations from a satellite production facility in Forest Grove, Oregon to the primary manufacturing plant on the main campus. In addition, the Company recorded a charge for impaired assets that resulted from the restructuring. The plan was substantially completed during the third quarter of fiscal 2003 and a charge for restructuring and asset impairment of $2,006 was recorded in the quarter. The charge consisted of $793 related to severance costs, $364 related to production relocation and $849 related to asset impairment. Severence costs included $70 of compensation expense recorded due to the modification of stock options held by employees that participated in the voluntary layoff.

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

Results of Operations

Net Sales

Net sales were $22.1 million in the third quarter of fiscal 2003, an increase of 19% from net sales of $18.5 million in the third quarter of fiscal 2002. Net sales for the first nine months of fiscal 2003 were $72.0 million, an increase of 11% from net sales of $65.0 million in the first nine months of fiscal 2002. The increase in net sales for the third quarter and first nine months of fiscal 2003 as compared to the same periods in the prior year resulted from an increase in unit shipments, partially offset by a decrease in average pricing. In addition, the third quarter of fiscal 2003 was a 14-week quarter, one week longer than the comparable quarter in fiscal 2002 which was a 13-week quarter. Conversely, the first quarter of fiscal 2002 included a one-time payment by a customer to secure a release from future commitments under a supply agreement. Based on the terms of the agreement, the payment amount was confidential.

Unit shipments were 51% and 45% higher in the third quarter and first nine months of fiscal 2003 compared to the respective periods in fiscal 2002. The increase in unit shipments is largely due to shipments to new customers and partly due to a higher level of orders from existing customers. Beginning in January 2001, we aggressively pursued new customers to utilize excess capacity that became available in our facility as a result of the downturn in the electronics industry. This strategy contributed to our volume increase in the first three quarters of fiscal 2003. Approximately one-third of revenues in the third quarter and first nine months of fiscal 2003 were attributable to customers that were added since January 2001.

Volume gains were partially offset by a 21% and 22% decrease in average pricing in the third quarter and first nine months of fiscal 2003, respectively, as compared to the same periods in fiscal 2002. The decrease in average pricing is a result of both product mix changes as well as competitive pressures on pricing for both quick-turn and volume orders. Product mix changes affect average pricing as pricing on circuit boards varies significantly based on board complexity, materials used and assembly requirements. In general, average pricing is higher for boards that utilize high-speed laminate materials or thermal management solutions, which require higher cost materials. Sales of these higher priced boards as a percent of total sales have declined slightly in the third quarter and first nine months of fiscal 2003 as compared to respective periods in the prior year due to product mix changes resulting from shifts in customer demand. Competitive pricing pressures are driven primarily by excess industry capacity due to the extended decline in end market demand in the electronics industry. Printed circuit board manufacturers have decreased prices in efforts to increase sales volumes and cover the large fixed costs associated with maintaining production capacity. Premium revenue, consisting of quick-turn prototype, pre-production and compressed lead-time volume orders, comprised 25% and 26% of net sales in the third quarter and first nine months of fiscal 2003, respectively, compared to 32% and 34% for the same periods in fiscal 2002. The decrease in premium revenue as a percent of sales primarily reflects a decline in market pricing for quick-turn prototype orders and an increase in overall sales in fiscal 2003. Premium revenue in both the first nine months of 2003 and the first nine months of 2002 consisted principally of quick-turn prototype and pre-production orders, as opposed to compressed lead-time volume orders. Until industry conditions improve and demand significantly increases, we expect that decreased average pricing will continue to negatively affect our sales.

Sales to our five largest original equipment manufacturer (“OEM”) customers comprised 62% and 61% of our net sales in the third quarter and first nine months of fiscal 2003, respectively, compared to 71% and 65% in the third quarter and first nine months of fiscal 2002. Sales to OEMs include sales made through contract manufacturers that assemble components on our products for resale to OEMs. Approximately 55% and 61% of our net sales were made through our contract manufacturing customers in the third quarter and first nine months of fiscal 2003, respectively, compared to 64% and 46% in the same periods in fiscal 2002. Most of our shipments to contract manufacturers are directed by OEMs who negotiate product pricing and volumes directly with us. On a period to period basis, shipments to contract manufacturers will vary depending on sales mix and customer mix. In general we are seeing a trend towards outsourcing by many of our OEM customers. In addition, we are on the approved vendor list of several contract manufacturers and continue to be awarded incremental discretionary orders directly from certain of these contract manufacturers. We expect these discretionary orders to increase in the future.

Two OEM customers accounted for more than 10% of our net sales in the third quarter and first nine months of fiscal 2003 and the third quarter fiscal 2002. Three OEM customers accounted for more than 10% of our net sales in the first nine months of fiscal 2002. We expect to continue to depend upon a small number of customers for a significant portion of our net sales in the foreseeable future. The loss of or decrease in orders from one or more major customers could materially reduce our sales.

Our 90-day backlog was approximately $7.8 million at March 1, 2003 and $9.5 million at May 25, 2002. A substantial portion of our backlog is typically scheduled for delivery within 60 days. The level and timing of orders placed by our customers vary due to a number of factors, including variations in demand for customer products, customer inventory management and changes in customer manufacturing strategies. Because we do not generally obtain long-term purchase orders or commitments from our customers, we must anticipate the future volume of orders based on discussions with our customers. We rely on our estimates of anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A customer may cancel, reduce or delay orders that were previously made or reduce estimates of future orders. A significant portion of our backlog may be subject to cancellation or postponement without penalty and we may not be able to timely replace canceled, delayed or reduced orders. Accordingly, our backlog is not necessarily indicative of future financial results.

Future demand and product pricing depend on many factors including product mix, competitive pressure in the printed circuit board industry, capacity utilization, levels of advanced technology, and economic conditions affecting the markets we serve and the electronics industry in general. The current uncertainty regarding the level and timing of an economic recovery in our product markets and volatility in our customer forecasts continue to make our forecasting difficult. However, at this time we expect sales in the fourth quarter of fiscal 2003 to be approximately equal to sales in the third quarter of fiscal 2003.

The following table shows, for the periods indicated, the percentage of our net sales to the principal end markets we serve ($ in thousands):

	Three Months Ended				Nine Months Ended
	Mar. 1, 2003		Feb. 23, 2002		Mar. 1, 2003		Feb. 23, 2002
End Markets
Communications	73%	$16,209	82%	$15,235	74%	$53,259	74%	$47,773
High-end Computing & Storage	15%	3,315	10%	1,892	14%	10,402	13%	8,724
Test and Measurement	8%	1,766	5%	906	8%	5,771	11%	6,858
Other	4%	766	3%	482	4%	2,598	2%	1,623

Total	100%	$22,056	100%	$18,515	100%	$72,030	100%	$64,978

Although there is some variability on a quarter to quarter basis, the percentage of our net sales to principal end markets we serve remains relatively consistent from year to year. The communications market is our primary focus and we continue to add new customers. Some of these new customers are relatively small companies and our future business with them may be significantly affected by their ability to obtain ongoing financing.

Gross Profit (Loss)

Gross profit (loss) as a percentage of sales or gross margin was negative 9% in the third quarter of fiscal 2003 compared to negative 12% in the third quarter of fiscal 2002. This improvement in gross margin in the third quarter of 2003 reflects an increase in manufacturing capacity utilization, a lower cost structure and increased productivity, partially offset by a decrease in average pricing. Manufacturing capacity utilization improved due to increased product demand from new and existing customers. Higher capacity utilization enhances gross margin because fixed costs are spread over a higher number of units produced which decreases the cost per unit. The lower cost structure primarily resulted from reduced headcount through lay-offs and attrition, reductions in vendor pricing for materials and other cost reduction actions taken over the past year. In addition, restructuring and related activities were implemented during the third quarter of fiscal 2003 and a portion of the cost savings associated with this plan were realized during the quarter. Productivity gains were achieved through process re-engineering that resulted in an increase in unit output with reduced headcount.

Gross margin was negative 1% for the first nine months of fiscal 2003 compared to positive 1% for the first nine months of fiscal 2002. The one-time customer payment discussed in “Net Sales” above directly benefited the gross margin in fiscal 2002. Excluding this one-time payment, margins increased for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 as the effect of the decline in average pricing was more than offset by the impact of increased production, increased productivity and decreases in cost structure.

Until industry conditions improve and demand increases, we expect that gross margin will continue to be negatively affected by low capacity utilization and competitive product pricing. Our gross profit may also be affected by other factors, including changes in product mix, production yields, and changes in our cost structure.

Engineering

Engineering expenses were $1.5 million in the third quarter of fiscal 2003 and $1.4 million in the third quarter of fiscal 2002, representing 7% of net sales in those periods. Engineering expenses were $4.7 million and $4.1 million in the first nine months of fiscal 2003 and 2002, respectively, representing 6% of net sales in those periods. The increase in engineering expense in the third quarter and the first nine months of fiscal 2003 reflects the capitalization of qualified internal expenses related to the construction of the Wood Village, Oregon facility in fiscal 2002 that were not repeated in fiscal 2003 and a level of mandated time off in fiscal 2002 that was not repeated in fiscal 2003. These increases, plus the effect of the extra week in the quarter, were partially offset by a decrease in engineering headcount in fiscal 2003 compared to fiscal 2002.

Selling, General and Administrative

Selling, general and administrative expenses were $2.7 million in the third quarter of fiscal 2003 and 2002, representing 12% and 15% of net sales in those periods, respectively. Labor savings due to reductions in headcount as compared to the third quarter of fiscal 2002 were offset by less mandated time off and the additional week included in the third quarter of fiscal 2003.

Selling, general and administrative expenses were $8.7 million, or 12% of net sales, for the first nine months of fiscal 2003 and $8.3 million, or 13% of net sales, for the first nine months of fiscal 2002. The increase in selling, general and administrative expense resulted largely from additional labor costs in fiscal 2003 as compared to fiscal 2002 due to mandated time off in fiscal 2002 that was not repeated in fiscal 2003. Labor costs have increased due to the increased days worked in fiscal 2003 as compared to the prior year and increased sales force salaries and bonuses. Direct sales force salaries increased due to strategic hires to strengthen the organization and facilitate expansion of our sales group into Europe. Sales commissions and bonuses have increased due to higher sales volumes and an increase in the number of manufacturing representation firms used by the Company. These increases were partially offset by lower overall headcount, a reduction in discretionary spending on travel and general business expenses, and a decline in out-of-warranty costs in the first nine months of fiscal 2003.

Restructuring and Related Activities

During the third quarter of fiscal 2003, the Company executed a restructuring plan that consisted of a voluntary layoff of approximately 50 employees from both production and support groups and the relocation of certain finishing, test and shipping operations from a satellite production facility in Forest Grove to the primary manufacturing plant on our main campus. This relocation is expected to have a positive impact on our cost structure, cycle time, and productivity. In addition, the Company recorded a related charge for impaired assets that resulted from the restructuring. The plan was substantially completed during the third quarter of fiscal 2003 and a charge of $2.0 million was recorded for restructuring and related activities. The charge consisted of $793 thousand related to severance costs, $364 thousand related to production relocation and $849 thousand related to asset impairment. We expect an additional charge of approximately $140 thousand to complete restructuring and related activities in the fourth quarter of fiscal 2003. Approximately $1.1 million of the total charge will be a cash charge. As a result of these actions, we expect to realize quarterly cost savings of approximately $600 thousand. Approximately two-thirds of the quarterly savings were realized in the third quarter of fiscal 2003.

Interest and Other Income (Expense), net

Interest and other income (expense), net was a net expense of $383 thousand in the third quarter of fiscal 2003 and net income of $79 thousand in the third quarter of fiscal 2002. Interest and other income (expense), net was a net expense of $1.0 million in the first nine months of fiscal 2003 and net income of $1.1 million in the first nine months of fiscal 2002. The net change is the result of decreased interest income, increased interest expense and an increase in other expenses. Interest income decreased in the third quarter and first nine months of fiscal 2003 due to reduced interest yields on lower levels of cash and cash equivalents and short-term investments. Interest expense increased in the third quarter and first nine months of fiscal 2003 primarily because the capitalization of interest related to our capacity expansion projects ended in the third quarter of fiscal 2002.

Income Taxes

The effective tax rate was a benefit of 42% in the third quarter of fiscal 2003 and a cumulative benefit of 43% in the first nine months of fiscal 2003, compared to a tax benefit of 40% in the third quarter of fiscal 2002 and a cumulative benefit of 45% in the first nine months fiscal 2002. The tax benefits recorded during the second quarters of fiscal 2003 and 2002 included research and development tax credits realized from prior years of $398 thousand and $585 thousand, respectively. A foreign sales exclusion was reflected as a benefit for the second quarter of fiscal 2002. Tax benefits recorded during the third quarter of fiscal 2003 included research and development tax credits realized from prior years of $92 thousand. Research and development tax credits related to the reported periods were also recognized in their respective periods.

The effective tax rate for the remainder of fiscal 2003 is expected to be a benefit of approximately 43%. We expect to realize the deferred tax assets, which are being carried forward, prior to their expiration. Expiration of deferred tax assets begin in fiscal 2018.

Liquidity and Capital Resources

At the end of the first nine months of fiscal 2003, we had $43.7 million in cash and cash equivalents and $1.5 million in short-term investments.

Cash used in operating activities for the first nine months of fiscal 2003 was $9.9 million and was the result of a net loss of $9.8 million, adjusted for depreciation and amortization, deferred income taxes and a net increase in working capital. The increase in working capital is primarily the result of an increase in accounts receivable, and a decrease in other accrued liabilities, partially offset by a decrease in income tax receivable. Cash used in conjunction with restructuring and related activities in the third quarter of fiscal 2003 was $818 thousand.

Cash provided by investing activities in the first nine months of fiscal 2003 was $3.1 million, primarily from the maturity of investments, offset by capital expenditures primarily for manufacturing equipment.

Cash provided by financing activities in the first nine months of fiscal 2003 was $7.9 million. During the first quarter of fiscal 2003, we privately sold a $25.0 million, 6.5% convertible debenture due May 2007. The debenture is convertible into shares of our common stock at a fixed conversion price of $19.41 per share and is callable after August 2004 if certain conditions are met. Interest is payable quarterly. We paid $1.4 million in financing costs associated with the transaction and a portion of the proceeds were used to pay off $16 million in outstanding senior notes.

We lease manufacturing equipment under an operating lease. The lease agreement includes certain financial covenants including minimum net worth, debt to capitalization and debt service coverage requirements. As of March 1, 2003, we continue to be out of compliance with the covenant that specifies a minimum debt service coverage ratio. This covenant has been waived by the lessor through the first quarter of fiscal 2004. The lease includes a buy-out provision whereby we may purchase the equipment at the end of the fourth year. We have informed the lessor of our intention to exercise the buy-out option and, accordingly, will pay $1.1 million in the second quarter of fiscal 2004 and $387 thousand in the third quarter of fiscal 2004. Outstanding minimum lease payments totaling $617 thousand will be paid in monthly installments until the time of the buy-out.

We lease a 90,000 square foot manufacturing facility located in Wood Village, Oregon under an operating lease. Monthly lease payments escalate at specific points over the minimum ten-year term of the lease. Outstanding minimum lease payments at the end of the third quarter of fiscal 2003 totaled $4.7 million. Payments on the initial term of the lease extend through July 2011 and we have the option to extend the initial term of the lease for three consecutive periods of five years each.

We had capital commitments of approximately $8.5 million as of March 1, 2003, relating to the purchase of manufacturing equipment and the operating lease buy-out.

We commenced capacity expansion programs at our Wood Village, Oregon and Forest Grove, Oregon locations in the first quarter of fiscal 2001. Due to current industry conditions, the completion of this program has been put on hold.

We believe that our existing capital resources and expected cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months.

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

Forward-looking statements contained in this report relate to the Company’s plans and expectations as to future sales, our customer base, gross profit, cost of, and savings from our restructuring and related activities, and the need for and availability of capital resources and cash.

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: a continued downturn in the economy in general or in the electronics and printed circuit board industries; a further decrease in demand for electronic products or continued weak demand for these products; our ability to effectively utilize our assets; pricing and other competitive pressures in the industry from domestic and global competitors; the impact of armed conflict; the loss of any of our major customers; our ability to attract new customers; our ability to reduce costs, including those associated with our restructuring plan; the ability of our suppliers to maintain service levels and the ability of some of our new customers to obtain financing. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in our expectations.

Recent Accounting Pronouncements

In November 2002, Financial Accounting Standards Board (FASB) issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Gurantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. In addition, the FIN 45 requires special disclosures for product warranties. We have adopted the disclosure requirements of FIN 45 during the third quarter of fiscal 2003. The adoption of the disclosure requirements of FIN 45 did not have a material effect on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock for Stock-Based Compensation Transistion and Disclosure, An Amendment of FASB Statement No. 123, (SFAS 148). SFAS 148 amends certain provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and provides alternative methods of transition in voluntary adoptions of SFAS 123. The Company accounts for its stock-based compensation in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. We will adopt the disclosure requirements of SFAS 148 during the fourth quarter of fiscal 2003. We do not expect the adoption of SFAS 148 to have a material effect on our financial position or results of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our funds available for investment. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high-credit quality securities. We do not believe that changes in interest rates will have a material effect on our liquidity, financial condition or results of operations.

We do not have interest rate risk in our long-term debt and we do not enter into interest rate swap agreements. A change in interest rates would not effect interest expense on the $25.0 million, 6.5% convertible debenture because that instrument bears a fixed rate of interest.

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

A Current Report on Form 8-K was filed on December 18, 2002 to report under Item 5 the Company’s results for the second quarter of fiscal 2003. A Current Report on Form 8-K was filed on January 30, 2003, to report under Item 5 the Company’s update of guidance on the results for the third quarter of fiscal 2003. No other reports on Form 8-K were filed during the quarter ended March 1, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of April, 2003.

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

Date: April 14, 2003

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

Date: April 14, 2003

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