Form 10-K
period 2003-05-31
MERIX CORP
filed 2003-08-20
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of November 23, 2002 was $133.0 million computed by reference to the price at which the common equity was last sold on the Nasdaq National Market System as of the last business day of the registrant’s most recently completed second fiscal quarter. For the purposes of this computation, all executive officers and directors have been deemed affiliates. This shall not be deemed an admission that such persons are affiliates.

The number of shares of the Registrant’s Common Stock outstanding as of August 12, 2003 was 14,732,246 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

MERIX CORPORATION

FORM 10-K

PART I

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors Affecting Business and Results of Operations.” This section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

ITEM 1.    BUSINESS.

In this report, the terms “Merix,” “Company,” “we,” “us,” and “our” refer to Merix Corporation. Merix, an Oregon corporation, was formed in March 1994. We are a leading manufacturer of technologically advanced electronic interconnect solutions for use in sophisticated electronic equipment. Our principal products are complex multilayer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. We focus on providing our solutions to manufacturers of technologically advanced electronic products within selected high growth markets in the electronics industry, including communications, high-end computing, and test and measurement. We provide our customers with an integrated interconnect manufacturing solution that includes quick-turn prototypes, pre-production and volume production of printed circuit boards and backplanes. In addition, we provide design assistance and engineering services in the early stages of product development. We offer thermal management solutions to support wireless applications and have recently enhanced our quick-turn service offerings. Our customers include original equipment manufacturers (“OEMs”) and contract manufacturers in the electronics industry.

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

Printed circuit boards are used in virtually all electronic equipment from consumer products, such as personal computers, cellular telephones and televisions, to high-end commercial electronic equipment, such as data communication routers and switches, data storage devices, wireless base stations, computer workstations and network servers. Typically, printed circuit boards used in consumer electronic products employ lower layer counts and lower performance materials and require less manufacturing flexibility than printed circuit boards used in high-end commercial equipment. High-end commercial equipment manufacturers require more complex multilayer printed circuit board solutions with advanced materials, narrow line widths and separations of copper traces, precision cavities, small diameter holes called (“vias”) and through-holes to connect internal circuitry, and thermal management solutions.

We manufacture complex multilayer printed circuit boards primarily for use in high-end commercial equipment. We are capable of producing, in volume, technologically sophisticated printed circuit boards of up to 40 layers utilizing high performance, mixed dielectric materials. We are also a leading supplier of advanced products for wireless base stations and high-speed optical networking systems. Our advanced manufacturing capabilities position us to serve the communications, high-end computing, and test and measurement markets of the electronics industry. These industry markets are generally characterized by rapid technological change and short production life-cycles as OEMs continually develop new and technologically superior products.

Manufacturing increasingly sophisticated electronic interconnect products requires substantial investment in advanced production facilities, engineering and manufacturing expertise and process technology. These capital and technology requirements have led to consolidation among manufacturers of multilayer printed circuit boards in recent years, which we expect to continue. Additionally, the sustained downturn in the electronics industry over the last two and a half years has resulted in plant closures, which have decreased domestic printed circuit board manufacturing capacity by approximately 35%.

There are several significant trends within the electronic interconnect industry that we believe present opportunities for growth to Merix. These include:

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

Expanding Markets.    The demand for more complex multilayer printed circuit boards is driven by the expansion of traditional markets for high-end commercial electronic equipment, such as communications, computing, and test and measurement. Although there has been a sustained downturn in these markets over the last two years and current market conditions are weak, we believe that these markets will rebound and grow as a result of technological changes, demands for a wider variety of electronic product features, greater bandwidth and increasingly powerful electronic components.

Shorter Product Life-Cycles for Electronic Products.    Rapid advances in technology have significantly shortened the life-cycles of complex electronic products and placed increased pressure on OEMs to develop new products in shorter periods of time. The time-to-market demands on OEMs have increased their demand for engineering and quick-turn production of small unit volumes of printed circuit boards in the prototype development stage. The advantage of first-to-market products heightens the demand for manufacturing expertise and process controls that enable manufacturers to quickly proceed to volume production.

Increased Demand for Integrated Products and Services.    The accelerated time-to-market and time-to-volume needs of OEMs of high-end equipment have resulted in increased collaboration with interconnect providers that can offer engineering support in the design phase, enhanced quick-turn capabilities, and manufacturing scalability throughout the production life-cycle. Many OEMs are limiting their vendor base to a smaller number of technically qualified providers that are able to offer a broad range of interconnect products and services.

Products and Services

We offer a broad range of products and services designed to meet our customers’ needs for complex multilayer printed circuit boards and backplanes. Our products and services span the period from product conception through volume production and include the following:

Design Assistance and Engineering Services.    We provide design assistance and engineering services in the early stages of product development to ensure that mechanical and electrical elements are integrated to achieve a high quality and cost-effective product. We also evaluate customer designs for manufacturability and recommend design changes to reduce manufacturing costs and lead times or increase manufacturing yields and the quality of finished printed circuit boards. We believe this cooperative process speeds the transition from development of the prototype design to volume manufacturing and facilitates the delivery of high quality products in a timely fashion. In addition, by working closely with our customers throughout the design and manufacturing process, we gain insight into their future product requirements.

Quick-Turn Prototype and Pre-Production Services.    We produce quick-turn prototypes with lead times of three to ten days and prototypes in pre-production quantities with lead times of ten to fifteen days for these customers. We offer prototype and volume production within the same facility. By using the same processing lines for all production, our prototypes more accurately represent our volume products, which helps speed the transition from prototype design development to volume manufacturing and facilitates timely volume delivery of high-quality complex printed circuit boards.

Volume Production.    Our volume production of printed circuit boards is characterized by standard lead times of four to eight weeks, as printed circuit boards move to full-scale commercial production. At this stage of production, quality, on-time delivery, process capability and price are the factors most important to our customers. Our engineering capability enables us to produce, in volume, technologically sophisticated printed circuit boards of up to 40 layers utilizing high performance materials and leading edge fabrication techniques. In addition, our manufacturing process controls enable us to meet accelerated time-to-market and time-to-volume requirements of our customers.

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

Markets and Customers

The following table shows, for the periods indicated, the percentage of our net sales to the principal end markets we serve in the electronics industry:

	Fiscal Years
	2003	2002	2001
End markets:
Communications	76%	76%	60%
High-end Computing	13	12	19
Test and Measurement	7	10	19
Other	4	2	2

Total	100%	100%	100%

Sales in the communications end market represented a larger percentage of sales in fiscal 2003 and 2002 compared to fiscal 2001, reflecting the increase in the number of our communications customers and resulting in a smaller percentage of sales from both the test and measurement and high-end computing end markets. We have identified the communications end market as a primary area for growth and we continue to add new customers in this end market. Conversely, our sales in the test and measurement end market are primarily to semiconductor test equipment customers, which have experienced a more significant downturn than other sectors within the test and measurement market. We do not anticipate our sales to test and measurement customers to increase significantly until demand for semiconductor test equipment improves.

Our five largest OEM customers during fiscal 2003, in alphabetical order, were Cisco Systems, Motorola, Powerwave Technologies, StorageTek and Sun Microystems. Our five largest OEM customers comprised 60%, 65% and 64% of our net sales during fiscal 2003, 2002 and 2001, respectively. In fiscal 2003 and 2002, Cisco Systems and Motorola each accounted for more than 10% of our net sales. Cisco Systems, Motorola and Teradyne each accounted for more than 10% of our net sales in fiscal 2001. We expect to continue to depend on a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could reduce our revenues and have an adverse affect on our results from operations and financial condition.

Sales to OEMs include sales made through contract manufacturers that assemble components on our products for resale to OEMs. Approximately 61%, 51% and 53% of our net sales were through our contract manufacturing customers in fiscal 2003, 2002 and 2001, respectively. Most of our shipments to contract manufacturers are directed by OEMs who negotiate product pricing and volumes directly with us. We are seeing a trend towards this type of outsourcing by many of our OEM customers. In addition, we are on the approved vendor list of several contract manufacturers and continue to be awarded incremental discretionary orders directly from certain contract manufacturers. We expect these discretionary orders to increase in the future as our direct relationships with these contract manufacturers strengthen.

See Note 12 to the financial statements included in this report for sales information by geographical area.

Sales and Marketing

We market our products and services through a field-based direct sales force, field application engineers, manufacturers’ representative firms and customer service personnel. We have expanded our direct sales force and now have a presence in North America, Europe and China. We employ field application engineers in regions across the U.S., who serve as the technical interface between Merix and customers’ design engineering teams. Our field application engineers integrate into the customers’ design teams as technical experts, providing information and modeling data to assure that the final printed circuit board design meets certain electrical performance requirements, cost goals and design guidelines for manufacturability.

Due to the high technology level of the printed circuit boards we produce, our sales force develops close relationships with our OEM customers to assist in the earliest development and design phases. This close relationship continues throughout all stages of production. Because contract manufacturers are increasingly being given discretionary authority from OEMs to award business to printed circuit board manufacturers, we also target our sales efforts towards contract manufacturers and leverage our relationships with OEMs to access new business with contract manufacturers.

Supplier Relationships

We have strong relationships with certain suppliers of raw materials and services to reduce the lead times associated with our acquisition of these materials and services and to reduce inventory carrying costs, enhance the quality and reliability of the supply of raw materials and reduce our transportation and other logistics costs. For example, Matsushita Electronics Materials, a key laminate supplier, operates a factory producing standard and high performance laminates adjacent to our facility. Isola Laminate Systems Corp., another laminate supplier, offers just-in-time delivery of high-performance raw materials. In addition, Mania Technologie, Inc.

USA provides on-site electrical test services and Micron Laser Technology, Inc. provides on-site laser drilling services at our facility.

We depend on a small number of suppliers for many of the raw materials that we use in our business. If a significant shortage of raw materials were to occur or if we were unable to continue to purchase these raw materials from our suppliers, our operating results would be materially adversely affected.

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

We generally receive circuit designs directly from our customers in the form of electronic data files, which we review to ensure data accuracy and product manufacturability. Using these electronic files, we generate images of the circuit patterns that we develop on individual circuit board layers using advanced photographic processes. Through a variety of plating and etching processes, we selectively add and remove conductive materials forming horizontal layers of thin traces or circuits, which are separated by insulating material. A finished multilayer printed circuit board laminates together a number of layers of circuitry, using intense heat and pressure under vacuum. Vertical connections between layers are achieved by plating through vias. Vias are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy. We specialize in high layer printed circuit boards with extremely fine geometries and tolerances. Because of the tolerances involved, we use clean rooms for certain manufacturing processes, in which tiny particles might otherwise create defects on the circuit patterns, and use automated optical inspection systems to ensure consistent quality.

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

Competition

We believe our major competitors are the large U.S. and international independent producers that manufacture multilayer printed circuit boards, provide backplane and other electronic assemblies and offer quick-turn services, such as Dynamic Details Inc., Multek (a division of Flextronics International Ltd.), Sanmina-SCI, TTM Technologies Inc. and Tyco International Ltd. We believe our ability to compete successfully depends upon a number of factors, including our responsiveness to customers in delivery and service, our technological capability, our product quality and our pricing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Affecting Business and Results of Operations.”

Backlog

Our 90-day backlog was approximately $11.9 million at the end of fiscal 2003 and $9.5 million at the end of fiscal 2002. A substantial portion of our backlog is typically scheduled for delivery within 60 days.

The level and timing of orders placed by our customers vary due to a number of factors, including variations in demand for customer products, customer attempts to manage inventory and changes in customer manufacturing strategies. Because we do not generally obtain long-term purchase orders or commitments from our customers, we must anticipate the future volume of orders based on discussions with our customers. We rely on our estimates of anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A customer may cancel, reduce or delay orders that were previously made. A significant portion of our backlog at any time may be subject to cancellation or postponement without penalty. We may not be able to timely replace canceled, delayed or reduced orders.

Patents and Other Intellectual Property

Although we seek to protect certain proprietary technology and other intangible assets through patents, we have relatively few patents and believe our business depends instead on our effective execution of fabrication techniques and our ability to improve our manufacturing processes to meet evolving industry standards.

Environmental Matters

We are required to comply with federal, state, county and municipal regulations regarding protection of the environment. Printed circuit board manufacturing requires the use of a variety of materials, including metals and chemicals. As a result, we are subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as air quality regulations. Water used in our manufacturing process must be treated to remove heavy metals and neutralized before it can be discharged into the municipal sanitary sewer system. We operate and maintain effluent water treatment systems and utilize approved laboratory testing procedures at our manufacturing facility under effluent discharge permits issued by authorized governmental agencies. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. Certain waste materials and byproducts generated by our manufacturing processes are sent to approved third parties for recycling, reclamation, treatment or disposal. We believe our environmental management complies with environmental protection requirements in all material respects.

Employees

As of May 31, 2003 we had a total of 915 employees, of which 844 were regular employees and 71 were temporary employees. None of our employees is represented by a labor union. We have never experienced an employee-related work stoppage and we believe our relationship with our employees is good.

Internet Access

Our website address is www.merix.com. Our annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, and all amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, can be accessed, free of charge, at our website as soon as practicable after we file those reports with the Securities and Exchange Commission.

ITEM 2.    PROPERTIES.

We currently manufacture all of our products on our 73-acre Forest Grove campus, which includes approximately 248,000 square feet of manufacturing facilities and a 62,500 square foot training and administration facility. Our manufacturing facility is certified under the ISO 9002 quality assurance model. These certifications require that we meet standards related to management, production and quality control, among others. We use total quality management systems to meet the highest industry standards for product quality.

We commenced a capacity expansion program at both our Wood Village, Oregon and Forest Grove, Oregon, locations in the first quarter of fiscal 2001. Due to weak industry conditions, we suspended completion of this program. However, we have completed the construction of a 90,000 square foot leased manufacturing facility located at Wood Village and have completed installation of critical equipment at both locations, but have delayed ordering non-critical equipment. See “Management Discussion & Analysis – Risk Factors”

ITEM 3.    LEGAL PROCEEDINGS.

We are not involved in any material litigation. From time to time we may be involved in litigation arising in the normal course of our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our stockholders during the fourth quarter of fiscal 2003.

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Executive Officers	Age	Position
Mark R. Hollinger	45	Chairman, Chief Executive Officer and President
Janie S. Brown	58	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Anaya K. Vardya	40	Senior Vice President, Operations
Daniel T. Olson	48	Senior Vice President, Sales and Marketing

Mark R. Hollinger was elected Chairman of the Board in September 2001 and has served as Chief Executive Officer since September 1999. Mr. Hollinger has served as President and as a member of the Board of Directors since May 1999. He joined Merix in September 1997 as Senior Vice President, Operations and served as Chief Operating Officer from August 1998 to September 1999. Prior to joining Merix, Mr. Hollinger worked for more than a decade at IBM, followed by three years as Vice President of Operations at Continental Circuits Corporation of Phoenix. Mr. Hollinger currently serves as a member of the Board of Directors of SimpleTech, Inc.

Janie S. Brown has served as Senior Vice President since January 2001, Secretary since September 1999, Chief Financial Officer since August 1998 and Treasurer since September 1997. Ms. Brown served as Vice President from April 1996 to January 2001 and as Corporate Controller from June 1995 until August 1998. From September 1982 until joining Merix, Ms. Brown held various positions, including audit partner, with Deloitte & Touche LLP. Ms. Brown currently serves as a member of the Advisory Board of PACCESS.

Daniel T. Olson has served as Vice President, Sales and Marketing since October 1999 and was promoted to Senior Vice President, Sales and Marketing in July 2003. From 1992 to April 1999, Mr. Olson held various positions, including Director of Strategic Business for the Electronics Business Group of MacDermid, Inc. From 1982 to 1991, Mr. Olson served in a number of sales roles, including National Sales Manager for Olin Corporation.

Anaya K. Vardya has served as Senior Vice President, Operations since January 2001 and Vice President, Operations from December 1999 to January 2001. Mr. Vardya joined Merix in October 1997 as Director of Forest Grove Operations. Prior to joining Merix, Mr. Vardya was the Corporate Development Manager for Continental Circuits Corporation from November 1994 to October 1997. From 1985 to 1994, Mr. Vardya held a number of positions with IBM. Mr. Vardya currently serves as a member of the Board of Directors of the American Leadership Forum.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the Nasdaq National Market under the symbol “MERX.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal year 2003:
Quarter 4	$5.75	$3.50
Quarter 3	12.28	4.80
Quarter 2	10.60	7.10
Quarter 1	18.48	5.60

Fiscal year 2002:
Quarter 4	$20.19	$14.90
Quarter 3	20.56	15.39
Quarter 2	26.40	10.60
Quarter 1	26.90	14.57

On August 12, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $10.83 per share. As of August 12, 2003, there were approximately 100 shareholders of record and approximately 3,900 beneficial shareholders of our common stock.

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

ITEM 6.    SELECTED FINANCIAL DATA.

	2003		2002	2001	2000		1999
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$94,573		$86,500	$183,900	$155,872		$113,982
Net income (loss)	(30,083	)(1)	(9,580)	26,597	7,458		(20,681)
Basic net income (loss) per share	$(2.07	)(1)	$(0.68)	$1.96	$0.76	(2)	$(2.20	)(2)
Diluted net income (loss) per share	$(2.07	)(1)	$(0.68)	$1.84	$0.72	(2)	$(2.20	)(2)

Balance Sheet Data:
Working capital	$52,126	(1)	$59,645	$65,970	$73,540		$14,322
Total assets	141,560	(1)	161,202	175,687	159,306		109,383
Long-term debt, less current portion	25,000		16,000	16,000	25,150		34,299
Shareholders’ equity	104,442	(1)	132,799	134,194	101,731		50,326

(1)	Reflects a $16.6 million charge to establish a valuation allowance on deferred tax assets recorded in the fourth quarter of fiscal 2003. See Note 9 to the financial statements included in this report.
(2)	Restated for the three-for-two stock split effected August 25, 2000.

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

Our fiscal year consists of either the 52- or 53-week period ending on the last Saturday in May. Fiscal year 2003 was a 53-week year and fiscal years 2002 and 2001 were 52-week years. For convenience, financial information for all of our fiscal years is presented as ended on May 31.

Throughout fiscal 2003, we executed strategies designed to position us for future growth. We continued to advance the technology of our printed circuit boards, which is reflected in a higher average layer count for boards sold during the year, and we enhanced our quick-turn capabilities. We expanded our market share with the addition of a significant number of new customers and many new programs with existing customers. We broadened our international footprint with the establishment of a sales presence in Europe and China. However, the sustained industry downturn has resulted in a prolonged under-utilization of manufacturing capacity and competitive pricing pressures. In response, we focused on reducing our cost structure and improving productivity throughout our operations. Although our capacity expansion program has been suspended, we are positioned to complete the project to support the needs of our customer base as demand returns.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; and (iii) the reported amounts of sales and expenses during the reporting period. On an on-going basis, we evaluate and update our estimates and judgments, including those related to the collectibility of accounts receivable, realizability of inventories, impairment of long-lived assets, amount of warranty obligations and valuation of deferred income tax assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions. We believe the following critical accounting policies, among other policies, affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon the shipment of its products to the customer provided that the Company has received a purchase order, the price is fixed, title has transferred, product returns are reasonably estimable, collection of the resulting receivable is reasonably assured, there are no customer acceptance requirements and there are no remaining significant performance obligations. We maintain an allowance for estimated product returns based on historical experience. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This estimate is based on historical experience, current economic and industry conditions and the profile of our customer mix. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Inventories

Inventories are valued at the lower of cost or market and include materials, labor and manufacturing overhead. We write down our inventory for estimated obsolescence or unmarketability in amounts equal to the difference between the cost of the inventory and its estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions were to be less favorable than we projected, additional inventory write-downs could be required.

Long-lived Assets

We review long-lived assets for impairment when circumstances indicate that the carrying amount may not be recoverable. Factors which could trigger an impairment review include a significant decline in operating results relative to historical or projected future operating results, significant changes in the manner of our use of assets, changes in technology or significant negative industry or economic trends. If this review indicates that the value of an asset may be impaired, we make an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life. If this evaluation indicates that the value of the asset is not recoverable, the net carrying value of the asset will be reduced to fair value and the remaining depreciation period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our financial statements if and when an impairment charge is recorded.

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. The warranty obligation includes a provision based on historical experience, as well as reserves for specific issues we identify. To the extent actual warranty charges vary from our historical experience, we may revise the estimated warranty liability.

Income Taxes

We account for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. An adjustment to the deferred tax assets is charged to income in the period such a determination is made. In fiscal 2003, we recorded a valuation allowance to reduce our deferred tax assets because of recent operating losses. As the Company returns to profitability, we will reverse the valuation allowance against the deferred tax assets, which will result in a reduction of income tax expense.

Results of Operations

Results of operations information in thousands of dollars and as a percentage of net sales are as follows:

	Years Ended May 31,			Percentage of Net Sales
	2003	2002	2001	2003	2002	2001
Net sales	$94,573	$86,500	$183,900	100.0%	100.0%	100.0%
Cost of sales	96,972	87,080	126,104	102.5	100.7	68.6

Gross profit (loss)	(2,399)	(580)	57,796	(2.5)	(0.7)	31.4
Operating expenses:
Engineering	6,152	5,665	5,360	6.5	6.5	2.9
Selling, general and administrative	11,297	11,180	13,371	12.0	12.9	7.3
Restructuring and related activities	2,052	—	—	2.2	—	—

Total operating expenses	19,501	16,845	18,731	20.7	19.4	10.2

Operating income (loss)	(21,900)	(17,425)	39,065	(23.2)	(20.1)	21.2
Interest income	1,081	2,015	4,460	1.1	2.3	2.4
Interest expense	(1,708)	(620)	(2,034)	(1.8)	(0.7)	(1.0)
Other expense, net	(971)	(686)	(102)	(0.9)	(0.8)	(0.1)

Income (loss) before taxes	(23,498)	(16,716)	41,389	(24.8)	(19.3)	22.5
Income tax (expense) benefit	(6,585)	7,136	(14,792)	(7.0)	8.2	(8.0)

Net income (loss)	$(30,083)	$(9,580)	$26,597	(31.8)%	(11.1)%	14.5%

Comparison of Fiscal Years 2003 and 2002

Net Sales

Net sales were $94.6 million in fiscal 2003, an increase of 9.3% from net sales of $86.5 million in fiscal 2002. The increase in net sales resulted from an increase in unit shipments that offset lower average pricing. Unit shipments were 46% higher in fiscal 2003 compared to fiscal 2002. The increase in unit shipments is largely due to shipments to new customers and partly due to a higher level of orders from existing customers. Beginning in January 2001, we aggressively pursued new customers to utilize excess capacity that became available in our facility as a result of the downturn in the electronics industry. This strategy contributed to our volume increase in fiscal 2003, as approximately one-third of revenues in fiscal 2003 were attributable to customers that were added since January 2001.

Volume gains were partially offset by a 24% decrease in average pricing in fiscal 2003 compared to fiscal 2002. The decrease in average pricing is a result of product mix changes as well as competitive pressures on pricing for both quick-turn and volume orders. Product mix changes affect average pricing as pricing on circuit boards varies significantly based on board complexity, materials used and assembly requirements. In general, average pricing is higher for boards that utilize high-speed laminate materials or thermal management solutions, as these boards require higher cost materials. Sales of these higher priced boards as a percent of total sales have declined slightly in fiscal 2003 as compared to the prior year due to product mix changes resulting from shifts in customer demand. Competitive pricing pressures are driven primarily by excess industry capacity due to the extended decline in end market demand in the electronics industry. Printed circuit board manufacturers have aggressively reduced prices in efforts to increase sales volumes and cover the large fixed costs associated with maintaining production capacity. Until industry conditions improve and supply and demand become more balanced, we expect that lower average pricing will continue to negatively affect our sales.

Quick-turn revenue, consisting of quick-turn prototype, pre-production and compressed lead-time volume orders, comprised 27% of net sales in fiscal 2003, compared to 34% in fiscal 2002. The decrease in quick-turn revenue as a percent of sales primarily reflects a decline in market pricing for quick-turn prototype orders and an increase in volume sales in fiscal 2003. Quick-turn revenue in both fiscal 2003 and fiscal 2002 consisted principally of quick-turn prototype and pre-production orders, as opposed to compressed lead-time volume orders.

Sales in the communications end market remains our primary focus representing 76% of sales in fiscal 2003 and 2002. Sales to our five largest OEM customers comprised 60% of our net sales in fiscal 2003, compared to 65% in fiscal 2002. Our sales to OEMs include sales made through contract manufacturers. Sales through contract manufacturers were 61% of our net sales in fiscal 2003 compared to 51% in fiscal 2002. Two customers each accounted for more than 10% of our net sales in fiscal 2003 and 2002. See “Business—Markets and Customers.”

In the fourth quarter of fiscal 2003, we experienced relatively higher levels of sales orders compared to the prior quarters and our capacity utilization rates increased to over 60%. However, pricing for both quick-turn and volume orders remains very competitive. Future demand and product pricing will depend on many factors including product mix, levels of advanced technology, capacity utilization, competitive pressure in the circuit board industry, and economic conditions affecting the electronics industry in general and the markets we serve.

Gross Loss

Gross loss as a percentage of net sales was 2.5% in fiscal 2003 and 0.7% in fiscal 2002. Gross loss increased in fiscal 2003 primarily due to the decrease in average pricing. See “Net Sales” above. The increase in gross loss was partially offset by an increase in manufacturing capacity utilization, a lower cost structure and increased productivity. Manufacturing capacity utilization improved due to increased product demand from new and existing customers. Higher capacity utilization enhances gross margin because fixed costs are spread over a higher number of units produced which decreases the cost per unit. The lower cost structure primarily resulted from reduced headcount through lay-offs and attrition, reductions in vendor pricing for materials and other cost reduction actions. In addition, we have started to realize cost savings associated with the restructuring and related activities, which were primarily completed in the third quarter of fiscal 2003. Productivity gains were achieved through process re-engineering that resulted in an increase in unit output with reduced headcount. The decrease in labor expense was partially offset by an additional week of expense in fiscal 2003 and mandated time off in fiscal 2002 that was not repeated in fiscal 2003.

Until industry demand increases, we expect gross margin will continue to be negatively affected by competitive product pricing. Our gross profit or loss may also be affected by other factors, including changes in our product mix, production yields, and changes in our cost structure.

Engineering

Our engineering expenses were $6.2 million in fiscal 2003 and $5.7 million in fiscal 2002, representing 6.5% of our net sales in both years. The increase in engineering expense in fiscal 2003 resulted primarily from the fiscal 2002 capitalization of qualified internal engineering costs related to our capacity expansion project and increased labor expense due to mandated time-off in fiscal 2002 that was not repeated in fiscal 2003. The cost of engineering materials and supplies also increased due to the evaluation and testing required to support increased demands for higher technology product development and enhanced quick-turn capabilities. Increases in engineering expenses were partially offset by a decrease in average headcount from the prior year.

Selling, General and Administrative

Selling, general and administrative expenses were $11.3 million or 12.0% of net sales and $11.2 million or 12.9% of net sales in fiscal 2003 and fiscal 2002, respectively. The increase in selling, general and administrative expense primarily resulted from increased labor expenses. Although net headcount has decreased, salary expenses have increased due to strategic hires to strengthen the organization, higher variable compensation due to higher sales, and mandated time-off in fiscal 2002 that was not repeated in fiscal 2003.

Restructuring and Related Activities

During the second half of fiscal 2003, the Company executed a restructuring plan that consisted of a voluntary layoff of approximately 50 employees from both production and support groups and the relocation of certain finishing, test and shipping operations from a satellite production facility to our main campus in Forest Grove. This relocation has had a positive impact on our cost structure, cycle time, and productivity. In addition, the Company recorded a related charge for impaired assets that resulted from the restructuring. The plan was completed by the end of fiscal 2003 and a charge of $2.1 million was recorded for restructuring and related activities. The charge consisted of $750,000 related to severance costs, $364,000 related to production relocation and $938,000 related to asset impairment. Severance costs included $70,000 of compensation expense recorded due to the modification of the terms of stock options held by employees that participated in the voluntary layoff. Approximately $1.0 million of the total charge was a cash charge.

Interest Income

Interest income decreased to $1.1 million in fiscal 2003 from $2.0 million in fiscal 2002 due to the decline in our investment balances and the lower yield on those balances as a result of lower interest rates.

Interest Expense

Interest expense increased to $1.7 million in fiscal 2003 from $620,000 in fiscal 2002 primarily due to the capitalization of $942,000 of interest costs related to capacity expansion projects in fiscal 2002 that was not repeated in fiscal 2003. Capitalized interest is amortized over the lives of the buildings and equipment to which it relates.

Other Expense, Net

Other expense, net, increased to $971,000 in fiscal 2003, compared to $686,000 in fiscal 2002, primarily due to certain non-operating charges for outside services recorded in fiscal 2003, partially offset by one-time costs associated with early retirement of debt of $367,000 recorded in fiscal 2002.

Income Taxes

The provision for income taxes for fiscal 2003 of $6.6 million is primarily the result of a $16.6 million charge to income tax expense recorded in the fourth quarter of fiscal 2003, representing a valuation allowance against our deferred tax assets. See Note 9 to the financial statements included in this report. Excluding this charge, our effective tax rate was a benefit of 42.5% in fiscal 2003 compared to a benefit of 42.7% in fiscal 2002. These effective rates include the benefit of research and development tax credits recognized for the current and prior fiscal years. As we return to profitability, we will reverse the deferred tax asset valuation allowance, which will result in a reduction of future income tax expense. We do not expect to recognize tax benefit or expense on operating results in fiscal 2004.

Comparison of Fiscal Years 2002 and 2001

Net Sales

Net sales were $86.5 million in fiscal 2002, a decrease of 53.0% from net sales of $183.9 million in fiscal 2001. This decrease was primarily due to the downturn in the electronics industry and the resulting decline in OEM customer demand. Unit shipments declined by 58% in fiscal 2002 as compared to the prior year. The decrease was slightly offset by a 12% improvement in average pricing resulting from a higher level of quick-turn prototype sales and a higher percentage of more technologically advanced printed circuit board sales compared to the prior year. Quick-turn revenue comprised 33.8% of net sales in fiscal 2002 compared to 34.8% in fiscal 2001, however, in fiscal 2002 it consisted principally of prototype and pre-production orders, while quick-turn revenue in fiscal 2001 was principally comprised of compressed lead-time volume orders. Consistent with industry conditions, we experienced a sustained downturn in customer demand for volume orders during fiscal 2002. However, as a result of enhancing our quick-turn capabilities, we achieved a significant increase in the level of higher margin prototype orders during the year.

Sales in the communications end market increased as a percentage of sales in fiscal 2002 compared to fiscal 2001, due to the increase in the number of communications customers. Sales in our test and measurement and high-end computing end market decreased as a percentage of sales due to reduced demand in those end markets as well as the significant growth in the number of new communications customers. Sales to our five largest OEM customers comprised 65% of our net sales in fiscal 2002, compared to 64% in fiscal 2001. Our sales to OEMs include sales made through contract manufacturers. Sales through contract manufacturers were 51% of our net sales in fiscal 2002 compared to 53% in fiscal 2001. Two customers each accounted for more than 10% of our net sales in fiscal 2002, and three customers each accounted for more than 10% of our net sales in fiscal 2001. See “Business—Markets and Customers.”

Gross Profit (Loss)

Gross profit (loss) as a percentage of sales, or gross margin, was a loss of 0.7% in fiscal 2002 and a profit of 31.4% in fiscal 2001. Gross margin decreased in fiscal 2002 primarily due to the significant decrease in sales and resulting decrease in manufacturing capacity utilization. Decreased production volumes required fixed costs to be allocated over a lower number of units. Partially offsetting the negative impact of lower volumes was stronger pricing year over year resulting from a favorable sales mix. See “Net Sales.” In addition, we implemented cost-cutting measures including a reduction in headcount through layoffs and attrition, mandated time off, limited hiring, salary and wage freezes, reduced discretionary spending, manufacturing process improvements, periodic plant shutdowns and lower raw material and supply costs.

Engineering

Engineering expenses were $5.7 million or 6.5% of net sales in fiscal 2002 and $5.4 million or 2.9% of net sales in fiscal 2001, respectively. The increase in engineering expense in fiscal 2002 resulted primarily from increased headcount to support the increase in prototype work and additional field application engineers to support the sales organization. Greater levels of design assistance and engineering services in the early stages of product development are critical to engaging with new customers and supporting higher technology products manufactured. Increases in engineering expenses were partially offset by the absence of incentive bonuses and mandated time-off in fiscal 2002.

Selling, General and Administrative

Selling, general and administrative expenses were $11.2 million or 12.9% of net sales and $13.4 million or 7.3% of net sales in fiscal 2002 and fiscal 2001, respectively. The decrease in selling, general and administrative expense resulted from tight controls on discretionary spending and mandated time-off. Although salary expenses increased slightly due to strategic hires to strengthen the organization, headcount remained flat and bonuses decreased significantly in fiscal 2002 as compared to fiscal 2001. In addition, we reduced outside services and outside sales commissions and did not significantly increase our provision for bad debts and reserves for out-of-warranty costs in fiscal 2002, as compared to fiscal 2001.

Interest Income

Interest income decreased to $2.0 million in fiscal 2002 from $4.5 million in fiscal 2001 due to the decline in our investment balances and the lower yield on those balances as a result of lower interest rates.

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

Income Taxes

Our effective tax rate was a benefit of 42.7% in fiscal 2002 compared to an expense of 35.7% in fiscal 2001. Excluding the benefit related to research and development tax credits from prior years recorded during fiscal 2002, our effective tax rate would have been a benefit of 39.3% for the year. The effective rate reflected research and development tax credits related to fiscal 2002. The effective tax rate in fiscal 2001 reflected benefits from foreign sales exclusion and the resolution of IRS tax issues.

Liquidity and Capital Resources

At the end of fiscal 2003, we had $42.5 million in cash and cash equivalents as well as $1.5 million in short-term investments compared to $42.6 million in cash and cash equivalents and $9.3 million in short term investments at the end of fiscal 2002.

We used $10.7 million cash in operating activities in fiscal 2003 as a result of the net loss for the year adjusted for depreciation and amortization, deferred income taxes including the valuation allowance, Merix stock issued to the defined contribution plan, losses on impairment or disposals of fixed assets, and a net increase in operating assets and liabilities. Accounts receivable and inventories increased as a result of the higher levels of sales and production in fiscal 2003.

Cash flows from investing activities in fiscal 2003 were $2.6 million. Cash from investments in corporate securities resulted from the maturity of these investments. Cash of $5.2 million was used to purchase manufacturing equipment and facilities in connection with our capacity expansion program and on-going operations. We had capital commitments of approximately $4.2 million as of May 31, 2003, primarily for manufacturing equipment at Wood Village.

Cash flows from financing activities in fiscal 2003 were $7.9 million, and were primarily from the issuance of a $25.0 million, 6.5% convertible debenture due May 2007 that we sold in the first quarter of fiscal 2003. The debenture is convertible into shares of our common stock at a fixed conversion price of $19.41, and is callable after August 2004 if certain conditions are met. Interest is payable quarterly. We paid $1.4 million in financing costs associated with the transaction and a portion of the proceeds were used to pay off $16.0 million in outstanding senior unsecured notes. In addition, we received proceeds from stock option exercises.

We lease manufacturing equipment under an operating lease. The lease agreement includes certain financial covenants including minimum net worth, debt to capitalization and debt service coverage requirements. As of

May 31, 2003, we continue to be out of compliance with the covenant that specifies a minimum debt service coverage ratio. This covenant has been waived by the lessor through the first quarter of fiscal 2004. The lease includes a buy-out provision whereby we have the option to purchase the equipment at the end of the fourth year. We have informed the lessor of our intention to exercise the buy-out option and, accordingly, we will pay $1.1 million in the second quarter of fiscal 2004 and $387,000 in the third quarter of fiscal 2004 for the purchase of the equipment. Outstanding minimum lease payments totaling $375,000 will be paid in monthly installments until the buy-out.

We lease a 90,000 square foot manufacturing facility located in Wood Village, Oregon under an operating lease. Monthly lease payments escalate at specific points over the minimum ten-year term of the lease. Outstanding minimum lease payments at the end of fiscal 2003 totaled $4.6 million. Payments on the initial term of the lease extend through July 2011 and we have the option to extend the initial term of the lease for three consecutive periods of five years each.

The following summarizes contractual obligations for Merix at the end of fiscal 2003 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	Future Minimum Lease payments*	Convertible Debenture	Total
Years ending May 31,
2004	$2,371	$—	$2,371
2005	544	—	544
2006	547	—	547
2007	578		578
2008	580	25,000	25,580
Thereafter	1,893	—	1,893

	6,513	25,000	31,513
Less: amounts due within 1 year	(2,371)	—	(2,371)

Total long-term obligations	4,142	25,000	29,142

*	Fiscal 2004 includes $1,494 related to the early buy-out of the equipment lease.

The Company had capital commitments of approximately $4.2 million as of May 31, 2003, primarily relating to the purchase of manufacturing equipment at Wood Village pursuant to the capacity expansion programs at both our Wood Village, Oregon and Forest Grove, Oregon locations that commenced in the first quarter of fiscal 2001. Due to current industry conditions, the completion of this program has been suspended. See “Risk Factors Affecting Business and Results of Operations.”

We believe that our existing capital resources and cash generated from operations should be sufficient to meet our working capital and capital expenditure requirements through at least the next 12 months.

Risk Factors Affecting Business and Results of Operations

An investment in our common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in our common stock. If any of the events described below occurs, our business, financial condition and results of operations would likely suffer, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock. In addition, the following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Annual Report on Form 10-K or the other documents we file with the SEC, or in our annual or quarterly reports to shareholders, future press releases, or orally, whether in presentations, responses to questions or otherwise.

We are dependent upon the electronics industry, which has suffered a significant downturn in demand resulting in excess manufacturing capacity, increased price competition, and decreased demand for our products. Decreases in demand for our products and decreases in pricing may result in lower sales. Because many of our operating costs are fixed, lower sales may cause gross margins and operating results to decrease.

The electronics industry, on which our business depends, has historically been cyclical and subject to significant economic downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. The electronics industry is currently experiencing a recession and is likely to experience recessionary periods in the future. The economic conditions affecting the electronics industry, in general, or any of our major customers, in particular, has adversely affected our operating results and may continue to do so in the future.

The electronics industry is characterized by intense competition, rapid technological change, relatively short production life cycles and pricing and margin pressures. When these factors adversely affect our customers, we suffer similar effects. Our customers are primarily high-technology equipment manufacturers in the communications, high-end computing and test and measurement end markets of the electronics industry. Due to the uncertainty in the end markets served by most of our customers, we cannot accurately predict our future financial results or accurately anticipate future orders. At any time, our customers can discontinue or modify products containing components manufactured by us, adjust the timing of orders and shipments or impact our mix of revenues generated from quick-turn versus standard lead time production, which could adversely affect our results of operations.

A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders. Accordingly, revenue shortfalls that result from decreased demand for our product have resulted in an under utilization of our installed capacity and together with adverse pricing have decreased our gross margins. Future decreases in demand or pricing may further decrease our gross margins. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

Competition in the market for electronic interconnect solutions is intense, and could reduce our sales and prevent us from achieving or maintaining profitability.

The market for electronic interconnect solutions is intensely competitive, highly fragmented and rapidly changing. We expect competition to persist, which could result in continued reductions in pricing and gross margins and loss of market share. We believe our major competitors are the large United States and international independent producers that manufacture multilayer printed circuit boards, provide backplanes and other electronic assemblies, and offer quick-turn services, such as Dynamic Details Inc., Multek (a division of Flextronics International Ltd.), Sanmina-SCI, TTM Technologies Inc. and Tyco International Ltd. New and emerging technologies may result in new competitors entering our market.

Many of our competitors and potential competitors may have a number of significant advantages over us, including:

•	significantly greater financial, technical, marketing and manufacturing resources;

•	preferred vendor status with our existing and potential customers; and

•	larger customer bases.

In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than we can. We must continually develop improved manufacturing processes to meet our customers’ needs for complex products, and our basic interconnect technology is generally not subject to significant proprietary protection. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively. During recessionary periods in the electronics industry, our competitive advantages in the areas of providing an integrated manufacturing solution and responsive customer service may be less important to our customers than they are in a more favorable economic climate. Our customers have become very price sensitive.

Price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the printed circuit board markets in which we compete. While historically printed circuit board manufacturers in these locations have primarily competed only in markets for less technologically advanced products, they are expanding their technology to include relatively higher technology printed circuit boards than those historically manufactured. These competitors may gain market share in the higher technology printed circuit board market, which may have a material adverse effect on the pricing of our products and our gross margin and may cause our sales to decrease.

Because a small number of customers account for a substantial portion of our revenue, our revenue could significantly decline if we lose a major customer or if a major customer orders less of our products or cancels or delays orders.

Historically, we have derived a significant portion of our revenue from a limited number of customers. Our top five OEM customers represented 60%, 65% and 64% of our net sales in fiscal 2003, 2002 and 2001, respectively. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could reduce our revenues and materially adversely affect our financial condition and results of operations. Additionally, many of our new customers are relatively small companies, and our future business with them may be significantly affected by their ability to continue to obtain financing. If they are unable to obtain adequate financing, they will not be able to purchase products, which, in the aggregate, would materially adversely affect our business, results of operations and financial condition.

Because we sell on a purchase order basis, we are subject to uncertainties and variability in demand by our customers, which could decrease revenues and negatively impact our operating results.

We sell to customers on a purchase order basis rather than pursuant to long-term contracts, and, consequently, our net sales are subject to short-term variability in demand by our customers. Customers submitting a purchase order may cancel, reduce or delay their order for a variety of reasons. The level and timing of orders placed by our customers vary due to:

•	customer efforts to manage inventory;

•	changes in customers’ manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of printed circuit board manufacturers used or to manufacture their own products internally; and

•	fluctuation in demand for our customers’ products.

We have experienced terminations, reductions and delays in our customers’ orders. Further terminations, reductions or delays in our customers’ orders could decrease our revenues and negatively affect our business, results of operations and financial condition.

We may be unable to successfully utilize production assets that are currently idled, which may negatively impact our operating results.

We have constructed a 90,000 square foot leased manufacturing facility located in Wood Village, Oregon and have installed select manufacturing equipment at that location as part of a planned capacity expansion program. The facility has been idle since construction and initial equipment testing was completed in January 2002. If demand for our product does not return to levels sufficient to justify the start-up of the Wood Village facility we may either abandon it or impair its value, either of which would have a material adverse impact on our operating results.

If we start-up the Wood Village facility, we may encounter significant start-up risks including:

•	delays in receiving and installing required manufacturing equipment;

•	labor shortages; and

•	production start-up problems that could prevent us from meeting our customer’s delivery schedules.

In addition, we would incur new fixed operating expenses associated with the start-up of Wood Village, including increased depreciation expenses. If our revenues do not increase sufficiently to offset these expenses, our operating results may be harmed. In addition, the electronics industry is cyclical and subject to significant economic downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. Unfavorable economic conditions affecting the electronics industry in general, or any of our major customers, may affect our ability to successfully utilize our additional manufacturing capacity in an effective manner, which could adversely affect our operating results.

We rely on suppliers for the timely delivery of raw materials used in manufacturing our printed circuit boards, and an increase in industry demand or the presence of a shortage for these raw materials may increase the price of these raw materials and reduce our gross margins.

To manufacture our printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil and chemical solutions which we order from our suppliers. Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. However, from time to time manufacturers of products that also use these raw materials increase their demand for these materials and, as a result, the prices of these materials increase. During these periods of increased demand, our gross margins may decrease as we have to pay more for our raw materials. In addition, if a raw material supplier fails to meet our quality and other requirements, this could adversely affect our net sales and operating profit. Suppliers may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could adversely affect our ability to deliver our products on a timely basis.

We may be exposed to intellectual property infringement claims by third parties which could be costly to defend, could divert management’s attention and resources and, if successful, could result in liability.

We could be subject to legal proceedings and claims for alleged infringement by us of third party proprietary rights, such as patents. Any claims relating to infringement, even if not meritorious, could result in costly litigation and divert management’s attention and resources. If we do not prevail in any litigation as a result of such allegations, our results of operations and financial condition could be affected.

Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and liability claims against us.

We manufacture products to our customers’ specifications, which are highly complex and may contain design or manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or materials failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers’ businesses, errors, defects or other performance problems could result in financial or other damages to our customers beyond the cost of the printed circuit board, for which we may be liable. Although our invoices and sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend. Although we maintain a warranty reserve, we cannot assure you that this reserve will be sufficient to cover our warranty or other expenses that could arise as a result of defects found in our products.

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

As part of our business strategy, we may make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or production capacity or that may otherwise offer growth opportunities. In connection with these acquisitions or investments, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	incur debt and assume liabilities that could impair our liquidity; and

•	incur amortization expenses related to intangible assets; or

•	incur large and immediate write-offs that would reduce net income.

Future acquisitions also could pose numerous additional risks to our operations, including:

•	problems integrating the purchased operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	entering markets in which we have limited or no prior experience; and

•	potential loss of key employees, particularly those of the purchased organization.

We may not be able to complete one or more acquisitions or integrate the operations, products or personnel gained through any such acquisition without a material adverse effect on our business, financial condition and results of operations.

Our manufacturing process depends on the collective experience of our manufacturing employees in our industry. If these employees were to leave us and take this knowledge with them, our manufacturing process may suffer and we may not be able to compete effectively.

We have limited patent or trade secret protection for our manufacturing process, but instead rely on the collective experience of our employees in the manufacturing process to ensure we continuously evaluate and adopt new technologies in our industry. Although we are not dependent on any one employee or a small number of employees, if a significant number of our employees involved in our manufacturing process were to leave our employment and we were not able to replace these people with new employees with comparable experience, our manufacturing process may suffer as we may be unable to keep up with innovations in the industry. As a result, we may not be able to continue to compete effectively, which would have a negative effect on our business, financial condition and results of operations.

If we lose key management, engineering, sales and marketing and professional services personnel, we could experience reduced sales, delayed product development and diversion of management resources.

Our success depends largely on the continued contributions of our key management, engineering, sales and marketing and professional services personnel, many of whom would be difficult to replace. We do not have employment or non-compete agreements with our key personnel. If one or more members of our senior management were to resign, the loss of personnel could result in loss of sales, delays in new product development and diversion of management resources, which would have a negative effect on our business, financial condition and results of operations. We do not maintain “key man” insurance policies on any of our personnel.

The market price of our common stock has been depressed, and may decline further. Based on the various factors that cause fluctuations in our stock, we expect the trading price of our common stock to remain highly volatile.

The trading price of our common stock has fluctuated significantly and generally declined, from an all-time high of $69.00 per share on September 25, 2000 to a low for fiscal 2003 of $3.50 per share on March 26, 2003. The market price of our common stock may decline further as a result of a number of factors. Factors that could continue to cause fluctuations in the market price of our common stock include:

•	actual and anticipated variations in our operating results;

•	general economic and market conditions;

•	interest rates;

•	geopolitical conditions throughout the world;

•	general conditions, including changes in demand in the printed circuit board industry and the end markets which it serves;

•	perceptions of the strengths and weaknesses of the printed circuit board industry and the end markets which it serves;

•	our ability to pay principal and interest on our debt when due;

•	developments in our relationships with our lenders, customers, and/or suppliers;

•	announcements of alliances, mergers or other relationships by or between our competitors and/or our suppliers and customers;

•	announcements of plant closings, layoffs, restructurings or bankruptcies by our competitors; and

•	developments related to regulations, including environmental and wastewater regulations.

We expect this volatility to continue in the future. In addition, any shortfall or changes in our revenue, gross margins, earnings or other financial results could also cause the price of our common stock to fluctuate significantly. In recent years the stock market in general has experienced extreme price and volume fluctuations that have affected the printed circuit board industry and that may be unrelated to the operating performance of the companies within these industries. These broad market fluctuations may adversely affect the market price of our common stock and limit our ability to raise capital or finance transactions using equity instruments.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets and foreign countries.

Most of our sales are on an “open credit” basis, with standard industry payment terms. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Because of the current slowdown in the global economy and the electronics industry, our exposure to credit risks from our customers has increased. Although we have programs in place to monitor and mitigate the associated risk those programs may not be effective in reducing our credit risks. There have been bankruptcies among our customers causing us to incur financial losses. If economic conditions do not improve, additional losses may be incurred and may be material. We also have sales on open credit to customers located in foreign countries and collection of amounts due to us from these customers is subject to risks from potential changes in the global geopolitical environment. Although losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

We are subject to a variety of environmental laws.

We are required to comply with all federal, state, county and municipal regulations regarding protection of the environment. Electronic interconnect product manufacturing requires the use of a variety of materials, including metals and chemicals. Water used in the printed circuit board manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. As a result, we are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the storage, use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing processes. Although we believe our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to our facilities or operations. We may be responsible for the cleanup of any contamination discovered at our current and former manufacturing facilities and could be subject to revocation of permits necessary to conduct our business. Further, we cannot guaranty that additional environmental matters will not arise in the future at sites where no problem is currently known or at sites that we may acquire in the future. If we are responsible for cleanup, subjected to onerous additional regulation or fail to obtain or maintain required permits, our business, results of operations and financial condition could be negatively affected.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our funds available for investment. We ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high-credit quality securities. We do not believe that changes in interest rates will have a material effect on our liquidity, financial condition or results of operations.

We do not have interest rate risk in our long-term debt and do not enter into interest rate swap agreements. A change in interest rates would not affect interest expense on the $25.0 million, 6.5% convertible debenture because that instrument bears a fixed rate of interest.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

    Merix Corporation:

In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Merix Corporation (the Company) at May 31, 2003 and May 25, 2002, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

June 27, 2003

MERIX CORPORATION

BALANCE SHEETS

(In thousands)

	May 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$42,451	$42,636
Short-term investments	1,514	9,294
Accounts receivable, net of allowance of $945 and $998, respectively	13,253	10,808
Inventories	6,227	5,007
Income tax receivable	—	1,693
Deferred tax asset	—	1,574
Other current assets	799	1,036

Total current assets	64,244	72,048
Property, plant and equipment, net	76,376	83,647
Deferred tax asset	—	5,392
Other assets	940	115

Total assets	$141,560	$161,202

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,316	$6,468
Accrued compensation	2,878	2,428
Accrued warranty	892	1,310
Other accrued liabilities	1,032	2,197

Total current liabilities	12,118	12,403
Long-term debt	25,000	16,000

Total liabilities	37,118	28,403

Commitments and contingencies (Note 15)	—	—
Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding 2003: 14,650 shares, 2002: 14,411 shares	104,917	103,189
Unearned compensation	(2)	—
Retained earnings (loss)	(473)	29,610

Total shareholders’ equity	104,442	132,799

Total liabilities and shareholders’ equity	$141,560	$161,202

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended May 31,
	2003	2002	2001
Net sales	$94,573	$86,500	$183,900
Cost of sales	96,972	87,080	126,104
Gross profit (loss)	(2,399)	(580)	57,796
Operating expenses:
Engineering	6,152	5,665	5,360
Selling, general and administrative	11,297	11,180	13,371
Restructuring and related activities	2,052	—	—

Total operating expenses	19,501	16,845	18,731
Operating income (loss)	(21,900)	(17,425)	39,065
Interest income	1,081	2,015	4,460
Interest expense	(1,708)	(620)	(2,034)
Other expense, net	(971)	(686)	(102)

Income (loss) before taxes	(23,498)	(16,716)	41,389
Income tax (expense) benefit	(6,585)	7,136	(14,792)

Net income (loss)	$(30,083)	$(9,580)	$26,597

Net income (loss) per share:
Basic	$(2.07)	$(0.68)	$1.96
Diluted	$(2.07)	$(0.68)	$1.84
Shares used in per share calculations:
Basic	14,519	14,081	13,540
Diluted	14,519	14,081	14,479

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Unearned Compensation	Retained Earnings	Total
	Shares	Amount
Balance at May 31, 2000	13,312	$89,138	$—	$12,593	$101,731
Net income	—	—	—	26,597	26,597
Exercise of stock options	346	2,383	—	—	2,383
Stock issued under defined contribution plan	14	519	—	—	519
Tax benefit related to exercise of stock options	—	2,978	—	—	2,978
Shares surrendered or canceled	(1)	(14)	—	—	(14)

Balance at May 31, 2001	13,671	95,004	—	39,190	134,194
Net loss	—	—	—	(9,580)	(9,580)
Exercise of stock options	717	3,944	—	—	3,944
Stock issued under defined contribution plan	23	397	—	—	397
Tax benefit related to exercise of stock options	—	3,844	—	—	3,844

Balance at May 31, 2002	14,411	103,189	—	29,610	132,799
Net loss	—	—	—	(30,083)	(30,083)
Exercise of stock options	60	311	—	—	311
Stock issued under defined contribution plan	179	1,240	—	—	1,240
Tax benefit related to exercise of stock options	—	102	—	—	102
Stock options granted to non-employees	—	7	(7)	—	—
Amortization of unearned compensation	—	—	5	—	5
Shares surrendered or canceled	—	(2)	—	—	(2)
Compensation expense for modification of stock options	—	70	—	—	70

Balance at May 31, 2003	14,650	$104,917	$(2)	$(473)	$104,442

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended May 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(30,083)	$(9,580)	$26,597
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	10,679	10,592	9,460
Tax benefit related to exercise of stock options	102	3,844	2,978
Deferred income taxes	6,966	(6,869)	6,876
Contribution of common stock to defined contribution plan	1,240	397	519
Loss on impairment and disposal of assets	1,969	212	1,500
Compensation expense on stock options	75	—	—
Other	(28)	(81)	(60)
Changes in assets and liabilities:
Accounts receivable	(2,445)	5,083	4,205
Inventories	(1,220)	1,233	3,200
Income tax refund receivable	1,693	(364)	(1,329)
Other assets	449	406	(1,018)
Accounts payable	996	(2,795)	(2,606)
Accrued compensation	450	338	(1,729)
Accrued warranty	(418)	(173)	1,012
Other accrued liabilities	(1,137)	407	(1,759)

Net cash (used in) provided by operating activities	(10,712)	2,650	47,846

Cash flows from investing activities:
Capital expenditures	(5,194)	(16,809)	(31,612)
Investments
Purchases	(1,544)	(5,800)	(107,021)
Maturities	9,324	40,992	62,535
Proceeds from sale of assets	8	18	208

Net cash provided by (used in) investing activities	2,594	18,401	(75,890)

Cash flows from financing activities:
Long-term borrowings:
Proceeds	25,000	—	—
Principal payments	(16,000)	(9,149)	(9,150)
Exercise of stock options	311	3,944	2,383
Deferred financing costs	(1,376)	—	—
Reacquisition of common stock	(2)	—	(14)

Net cash provided by (used in) financing activities	7,933	(5,205)	(6,781)

(Decrease) increase in cash and cash equivalents	(185)	15,846	(34,825)
Cash and cash equivalents at beginning of year	42,636	26,790	61,615

Cash and cash equivalents at end of year	$42,451	$42,636	$26,790

Supplemental Disclosures:
Cash paid for:
Interest, net of amounts capitalized	$1,625	$1,469	$2,254
Taxes	—	1,362	7,121
Noncash transactions:
Release of deposit upon buy-out of operating lease	—	—	502

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1.    Summary of Significant Accounting Policies

Business

Merix Corporation (“the Company” or “Merix”), an Oregon corporation, was formed in March 1994. The Company is a leading manufacturer of technologically advanced electronic interconnect solutions for use in sophisticated electronic equipment. The Company’s principal products are complex multilayer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The Company provides solutions to original equipment manufacturers (“OEM”s) and contract manufacturers in various end markets of the electronics industry, including the communications, high-end computing and storage, and test and measurement end markets. The Company provides its customers with a broad range of products and services including quick-turn prototype, pre-production and volume printed circuit boards and backplanes.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending the last Saturday in May. Fiscal year 2003 is a 53-week year ended May 31, 2003 and fiscal years 2002 and 2001 were 52-week years ended May 25, 2002 and May 26, 2001, respectively. For convenience, all of the Company’s fiscal years are presented as ended on May 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventories, estimated costs of warranty obligations, impairment of long-lived assets and valuation of deferred tax assets.

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

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Investments

The Company has designated its investments as held-to-maturity. Such investments are reported at amortized cost with associated premium or discount amortized to interest income over the lives of the investments. Amortized cost approximates market value at May 31, 2003 and 2002.

Short-term investments at May 31, 2003, which have maturities of less than one year, are composed of corporate bonds of $1,514. Short-term investments at May 31, 2002 were composed of commercial paper of $1,998, asset-backed securities of $2,271 and corporate bonds of $5,025.

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

Revenue Recognition

The Company recognizes revenue upon the shipment of its products to the customer provided that the Company has received a purchase order, the price is fixed, title has transferred, collection of the resulting receivable is reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. The Company provides a provision for bad debts at the time revenue is recognized. During fiscal years 2003, 2002 and 2001, bad debt write-offs have been insignificant.

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

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options outstanding during the period. A total of 3,547,963 shares that were either convertible under the debenture agreement or options to purchase shares were not included in the net loss per share calculation for fiscal year 2003 because to do so would have been antidilutive. Stock options to purchase 1,095,458 shares were not included in the net loss per share calculation for fiscal year 2002 because to do so would have been antidilutive. Incremental shares of 938,972 for fiscal year 2001, related to outstanding stock options, were included in the calculations of diluted net income per share. Of the stock options outstanding at May 31, 2003, 2002 and 2001, 3,161,008, 551,036 and 85,937, respectively, had exercise prices above the average market price of the underlying common stock for the respective fiscal years.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Segment Reporting

The Company operates within one business segment as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company uses a single production facility to produce similar, customized products for its customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team. The Company does not manage under separate profit and loss analysis individual processes or components of its business, nor does it have multiple plants that produce different products. Additionally, the Company has no long-lived assets outside the United States. See Note 12 for revenues from foreign customers outside the United States. See Note 13 for information regarding significant customers.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

No. 25”) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, because the exercise price of stock options granted to date equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Income tax benefits, if any, related to stock option exercises are added to the stated value of common stock. See Note 7.

If the Company had used the fair value based method of accounting for its plans, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Years ended May 31,
	2003	2002	2001
Net income (loss) as reported	$(30,083)	$(9,580)	$26,597
Stock based compensation expense determined under the fair value method, net of tax	(4,791)	(4,069)	(2,359)

Net income (loss) pro forma	(34,874)	(13,649)	24,238
Net income (loss) per share, as reported
Basic	$(2.07)	$(0.68)	$1.96
Diluted	$(2.07)	$(0.68)	$1.84
Net income (loss) per share, pro forma
Basic	$(2.40)	$(0.97)	$1.79
Diluted	$(2.40)	$(0.97)	$1.67

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”). SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed by sale, but provides additional definition and measurement criteria for determining when an impairment has occurred. Goodwill and financial assets are excluded from the scope of SFAS 144; however, amortizable intangible assets fall within its scope. The Company adopted SFAS 144 for fiscal year 2003. The adoption of SFAS 144 did not have a material effect on the Company’s financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company adopted the SFAS 145 for fiscal year 2003. The adoption of SFAS 145 did not have a material effect on the Company’s financial position or results of operations.

In November 2002, Financial Accounting Standards Board (FASB) issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. In addition, FIN 45 requires special disclosures for product warranties. The Company adopted the disclosure requirements of FIN 45 during the third quarter of fiscal 2003. The adoption of the disclosure requirements of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, An Amendment of FASB Statement No. 123, (“SFAS 148”). SFAS 148 amends certain provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and provides alternative methods of transition in voluntary adoptions of SFAS 123. The Company accounts for its stock-based compensation in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted the disclosure requirements of SFAS 148 during the fourth quarter of fiscal 2003. The adoption of the disclosure requirements of SFAS 148 did not have a material effect on the Company’s financial position or results of operations.

Note 2.    Inventories

	May 31,
	2003	2002
Raw materials	$720	$718
Work in process	3,471	1,992
Finished goods	2,036	2,297

Total	$6,227	$5,007

Note 3.    Property, Plant and Equipment

	May 31,
	2003	2002
Land	$2,190	$2,190
Buildings and grounds	32,479	32,916
Leasehold improvements	8,847	8,847
Machinery and equipment	83,604	89,368
Construction in progress	20,168	21,339

Total	147,288	154,660
Accumulated depreciation	(70,912)	(71,013)

Property, plant and equipment, net	$76,376	$83,647

The Company capitalized interest related to expansion projects of $942 and $296 in fiscal 2002 and 2001, respectively. Capitalized interest is amortized over the depreciable life of the assets to which it relates. The Company recognized depreciation expense of $10,340, $10,456 and $9,390 in fiscal 2003, 2002 and 2001, respectively.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 4.    Long-Term Debt

	May 31,
	2003	2002
Convertible debenture	$25,000	$—
Senior unsecured notes	—	16,000

Total	25,000	16,000
Less current portion	—	—

Long-term debt	$25,000	$16,000

At the end of fiscal 2002, the Company had outstanding $16,000 senior unsecured notes held by two insurance companies. Interest was payable semi-annually at a rate of 7.92%. The notes provided for semi-annual principal payments of $4,000 with a final principal payment of $8,000 in September 2003. The notes contained certain financial covenants, including minimum net worth, debt ratio and interest coverage ratio and a make-whole provision covering potential prepayment penalties. As of the end of fiscal 2002, the Company was not in compliance with the covenant that specified a minimum interest charges coverage ratio. The balance of these notes was repaid in full at the beginning of fiscal 2003 with the proceeds of the sale of a convertible debenture discussed below.

In the first quarter of fiscal 2003, the Company privately sold $25,000 of 6.5% convertible debentures due May 2007. The debentures are unsecured, are convertible into shares of our common stock at a fixed conversion price of $19.41, and are callable after August 2004 if certain conditions are met. There is no principal amortization, and interest is payable quarterly. The debenture contains a put option that entitles the holder to require the Company to redeem the debenture at a price equal to 110% of the principal balance upon a change in control of the Company. This put option will be marked-to-market quarterly and any effect will be shown in the Statement of Operations. There was no effect on the Statement of Operations in fiscal 2003. The Company does not anticipate that the derivative will have significant value because no change of control is currently contemplated. The debentures contain a debt ratio incurrence covenant and the Company was in compliance with this covenant as of May 31, 2003. A portion of the proceeds of this financing were used to repay in full the remaining $16,000 of senior unsecured notes outstanding at the end of fiscal 2002.

In February 2001, the Company obtained a $15,000 unsecured line of credit from a bank, which expired in February 2002. No borrowings were made under this line of credit.

Note 5.    Lease Agreements

The Company leases certain manufacturing equipment under an operating lease that arose from a $5,000 sale and leaseback transaction. At May 31, 2003, the Company had $4,397 of equipment remaining under this agreement. Deferred gains that were recorded at the time of the transaction are amortized on the straight-line basis over the life of the lease and, as of May 31, 2003, the unamortized gain was $33. The lease agreement includes certain financial covenants including minimum net worth, debt to capitalization and debt service coverage requirements. The Company has not been in compliance with the covenant that specifies a minimum debt service coverage ratio since the third quarter of fiscal 2002. Compliance with this covenant has been waived by the lessor through the first quarter of fiscal 2004. The lease is classified as an operating lease.

The lease includes a buy-out provision whereby the Company has the option to purchase the equipment at the end of the fourth year. The Company has informed the lessor of its intention to exercise the buy-out option

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

and, accordingly, will pay $1,107 in the second quarter of fiscal 2004 and $387 in the third quarter of fiscal 2004 for the purchase of the equipment. Outstanding minimum lease payments totaling $375 will be paid in monthly installments until the buy-out.

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

Rental expense under operating leases was $1,557, $1,357 and $1,062 in fiscal years 2003, 2002 and 2001, respectively. Minimum lease payments related to operating leases for certain manufacturing equipment, including the buy-out, and the Wood Village facility which has a lease term in excess of 12 months, are as follows:

Years Ended May 31,	Minimum Payments Under Operating Leases
2004	$2,371
2005	544
2006	547
2007	578
2008	580
Thereafter	1,893

Total minimum lease payments	$6,513

Note 6.    Accrued Warranty

Warranty activity for the year ended May 31, 2003 consisted of the following:

Year Ended May 31, 2003
Balance at the beginning of the period	$1,310
Accruals for warranties issued during the period	1,546
Accruals or changes in estimates related to pre-existing warranties	(434)
Settlements made during the period	(1,530)

Balance at the end of the period	$892

Note 7.    Stock-Based Compensation Plans

The Company has a 1994 Stock Incentive Plan (“the 1994 Plan”) for employees, consultants and directors of the Company that was approved by the shareholders of the Company. The 1994 Plan, as amended, permits the grant of up to 3,575,000 shares of authorized common stock in the form of incentive stock options, non-qualified stock options, stock bonus rights, restricted stock awards and performance based awards to employees, independent contractors and consultants. The 1994 Plan provides for automatic option grants to directors not affiliated with Merix of 20,000 shares at the time first elected to the board and 5,000 shares annually thereafter.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

In fiscal 2001, the Board of Directors approved the Merix Corporation 2000 Nonqualified Stock Option Plan (“the 2000 Plan”). At May 31, 2003, the 2000 Plan, as amended, permitted the grant of up to 4,000,000 shares of authorized common stock in the form of nonqualified stock options and stock awards to employees, directors and to non-employee consultants, agents and independent contractors and advisors who provide services to the Company. The number of shares subject to stock options and stock awards granted to officers and directors in any given year cannot exceed 25% of the total number of shares subject to awards granted in that year.

In both plans, a committee or the Board of Directors has the authority to determine option prices. To date, all options have been granted at the fair market value of the stock at the date of grant. The options generally become exercisable ratably over a four-year period beginning one year after the date of grant and expire five to ten years from the date of grant.

A summary of stock option activity for both plans is as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 31, 2000	2,146,589	$6.42
Granted	506,425	26.18
Canceled	(105,692)	11.45
Exercised	(345,911)	6.90

Outstanding at May 31, 2001	2,201,411	10.65
Granted	807,640	17.52
Canceled	(132,705)	12.62
Exercised	(717,001)	5.50

Outstanding at May 31, 2002	2,159,345	14.82
Granted	1,328,529	8.48
Canceled	(112,851)	13.54
Exercised	(59,691)	5.19

Outstanding at May 31, 2003	3,315,332	$12.49

Options Exercisable
May 31, 2001	1,074,041	$6.79
May 31, 2002	786,751	$10.65
May 31, 2003	1,259,750	$12.90

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes information about stock options outstanding for both plans at May 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ 2.04 – $ 8.01	697,417	3.13	$5.80	568,453	$5.59
8.08 – 8.34	616,483	6.55	8.34	2,154	8.18
8.54 – 8.57	621,863	6.07	8.57	15,065	8.57
8.58 – 16.80	712,403	4.83	13.87	358,184	13.38
16.89 – 67.06	667,166	4.08	25.52	315,894	25.75

$ 2.04 – $67.06	3,315,332	4.87	$12.49	1,259,750	$12.90

The following weighted average assumptions were used in the Black-Scholes option pricing model for valuing all stock options granted during fiscal years 2003, 2002 and 2001:

	Years ended May 31,
	2003	2002	2001
Risk-free interest rate	2.89%	3.68%	5.87%
Expected dividend yield	0%	0%	0%
Expected lives	3.83 years	3.72 years	3.43 years
Expected volatility	110%	118%	116%

Using the Black-Scholes methodology, the total value of stock options granted during 2003, 2002 and 2001 was $8,122, $10,559 and $9,673, respectively. The Company would amortize this value on a pro forma basis over the vesting period of the options (typically four years) if the fair value based methodology of accounting were in use. The weighted average fair value of options granted during 2003, 2002 and 2001 was $6.13, $13.08 and $19.10 per share, respectively.

In the second quarter of fiscal 2003, the Company issued options from the 2000 Plan to a non-employee consultant for services to be provided for a term of one year. The Company has recognized $5 of the estimated charge of $7 of compensation expense in fiscal 2003, related to this grant. Compensation expense associated with these options is subject to quarterly revaluation throughout the one-year term.

Note 8.    Equity

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

On March 20, 2002, the Board of Directors authorized a stock repurchase program that allows the Company, at management’s discretion, to purchase up to 700,000 shares of Merix common stock, through June 2003. As of May 31, 2003, no purchases have been made.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 9.    Income Taxes

Income tax expense (benefit) consists of federal and state income taxes. Deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities, using currently enacted tax rates. The provision for (benefit from) income taxes consisted of the following:

	Years ended May 31,
	2003	2002	2001
Current:
Federal	$(7,261)	$(1,485)	$6,687
State	(1,403)	—	1,229

Total current	(8,664)	(1,485)	7,916
Deferred:
Federal	(1,130)	(4,940)	6,140
State	(195)	(711)	736

Total deferred	(1,325)	(5,651)	6,876
Valuation allowance	16,574	—	—

Income tax expense (benefit)	$6,585	$(7,136)	$14,792

The principal differences between taxes on income computed at the federal statutory rate of 34% in fiscal years 2003, 2002 and 2001 and recorded income tax expense (benefit) were as follows:

	Years ended May 31,
	2003	2002	2001
Tax computed at statutory rate	$(7,989)	$(5,683)	$14,072
State income taxes, net of federal benefit	(1,599)	(711)	1,481
Permanent items and credits	(653)	(752)	(188)
Valuation allowance	16,574	—	—
Resolution of IRS tax issues and other, net	252	10	(573)

Income tax expense (benefit)	$6,585	$(7,136)	$14,792

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Significant components of the Company’s deferred tax asset and liability were as follows:

	May 31,
	2003	2002
Deferred tax asset—current:
Inventories	$709	$509
Vacation accrual	103	204
Sales allowances	367	390
Other	369	471

Deferred tax asset—current	$1,548	$1,574

Deferred tax asset—long-term:
Intangible basis difference	$487	$571
Fixed asset basis difference	(2,447)	(3,486)
Alternative minimum tax credit	549	549
Net operating loss carryforward	15,771	7,661
Qualified research expenditures credit	842	95
Other	(176)	2

Deferred tax asset—long-term	$15,026	$5,392

Total deferred tax asset	16,574	6,966
Valuation allowance	(16,574)	—

Net deferred tax asset	—	$6,966

In the fourth quarter of fiscal 2003, the Company recorded a valuation allowance against its deferred tax assets. The deferred tax assets are comprised principally of net operating loss carryforwards generated during fiscal 2002 and fiscal 2003 in the amount of $39,728 and $48,308 for federal and state taxes, respectively. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income before these carryforwards expire, beginning in fiscal 2018. Although the Company anticipates future sustained profitability, SFAS No. 109 requires that recent historical operating losses must weigh heavily in assessing the realizability of deferred tax assets. Thus, a valuation allowance against the deferred tax asset was recorded because of losses generated during fiscal 2003 and fiscal 2002.

Note 10.    Benefit Plan

The Company has a defined contribution plan, which meets the requirements of Section 401(k) of the Internal Revenue Code, for all regular employees and executive officers. Under this plan, the Company matches employee contributions as follows; 100% of the first 3% of an employee’s base pay and 50% of the next 3% of an employee’s base pay. The Company’s contributions may be made in cash or in the Company’s stock. During fiscal years 2003, 2002 and 2001, the Company’s contribution expense was $1,240, $1,243 and $1,415, respectively.

Note 11.    Concentrations of Credit Risk

The Company does not believe that at May 31, 2003, it had any significant credit risks. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable. The risk in investments is limited due to the creditworthiness of

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

investees comprising the portfolio and the diversity of the portfolio. For the purposes of evaluating risk in receivables, the Company considers the entity from which the receivable is due, which can be either an OEM customer or its contract manufacturer, depending upon the billing arrangement. In total, six entities represented approximately 76% of the trade accounts receivable balance at May 31, 2003, individually ranging from 6% to 39%. Thirty five percent of trade accounts receivable, all of which are denominated in U.S. dollars, are with entities located outside of the United States. The risk in trade accounts receivable is limited due to the creditworthiness of entities that we sell to and the relatively stable geopolitical environment of the countries in which these entities reside. The Company has not had significant losses related to its accounts receivable in the past.

Note 12.    Sales by Geographic Area

Net sales by geographic area are attributed to the country in which the OEM customer is domiciled, as opposed to the domicile of its contract manufacturer, if any. Because most sales to contract manufacturers are directed by the OEM customer, which negotiates product pricing and volumes directly with the Company, the geographic locale of the contract manufacturer does not materially affect the Company’s sales. During the years ended May 31, 2003, 2002 and 2001 there were no material revenues from any individual foreign country. Net sales by geographic area are as follows:

	May 31,
	2003	2002	2001
Domestic	$87,839	$83,565	$181,485
Europe	5,172	2,206	2,387
Other	1,562	729	28

Total	$94,573	$86,500	$183,900

Note 13.    Significant Customers

In fiscal year 2003, two OEM customers represented 32.7% and 10.8%, respectively, of net sales. In fiscal year 2002, two OEM customers represented 30.6% and 13.2%, respectively, of net sales. In fiscal year 2001, three OEM customers represented 22.5%, 17.7% and 10.2%, respectively, of net sales.

Note 14.    Related Party Transactions

The Company sells product through a contract manufacturer whose Chairman and Chief Executive Officer was a member of the Company’s Board of Directors until his resignation from the Board of Directors in August 2001. Although the Company ships to and bills the contract manufacturer for these sales, procurement decisions related to volume, pricing and sourcing are typically negotiated by the Company with an OEM. Sales through this contract manufacturer represented 5.1% and 12.8% of sales in fiscal years 2002 and 2001, respectively.

Note 15.    Commitments and Contingencies

Litigation

In the normal course of business, the Company may be party to various legal claims, actions and complaints, including actions involving patent infringement and other intellectual property claims. The Company believes

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

that the disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Commitments

The Company had capital commitments of approximately $4.2 million as of May 31, 2003, primarily relating to the purchase of manufacturing equipment at Wood Village.

The Company issued a standby letter of credit for $699,000 to secure obligations due under employee health insurance plans. This letter of credit expired on July 1, 2002. The Company also issued a letter of credit for $94,000 to satisfy requirements of the lease agreement for the Wood Village facility. This letter of credit expires on February 26, 2004, and is collateralized with cash.

In fiscal 2002, the Company guaranteed a note with a bank related to the financing of certain manufacturing equipment that was purchased by a subcontractor. During the second quarter of fiscal 2003, the Company was released from this commitment.

We also have consignment agreements with certain suppliers for raw material inventory, some of which obligate us to purchase inventory on hand upon termination of the agreement. As of the end of fiscal 2003, potential commitments under these agreements were insignificant.

Note 16.    Restructuring and Related Activities

During fiscal 2003, the Company executed a restructuring plan that consisted of a voluntary layoff of approximately 50 employees from both production and support groups and the relocation of certain finishing, test, and shipping operations from a satellite production facility to the main campus in Forest Grove, Oregon. In addition, the Company recorded a charge for impaired assets that resulted from the restructuring. The plan was completed in fiscal 2003 and a charge for restructuring and asset impairment of $2,052, was recorded. The charge consisted of $750 related to severance costs, $364 related to production relocation and $938 related to asset impairment. Severance costs included $70 of compensation expense recorded due to the modification of stock options held by employees that participated in the voluntary layoff.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA (Unaudited)

	Fiscal Year 2003
	1st Qtr	2nd Qtr	3rd Qtr		4th Qtr
	(In thousands, except per share data)
Net sales	$24,118	$25,856	$22,056		$22,543
Gross profit (loss)	402	584	(1,889)		(1,496)
Operating income (loss)	(4,211)	(4,034)	(8,026	)(1)	(5,629	)(1)
Net income (loss)	(2,826)	(2,119)	(4,853)		(20,285	)(2)
Basic net income (loss) per share	(0.20)	(0.15)	(0.33)		(1.39)
Diluted net income (loss) per share	(0.20)	(0.15)	(0.33)		(1.39)

	Fiscal Year 2002
	1st Qtr	2nd Qtr	3rd Qtr		4th Qtr
	(In thousands, except per share data)
Net sales	$27,669	$18,794	$18,515		$21,522
Gross profit (loss)	4,969	(2,291)	(2,260)		(998)
Operating income (loss)	363	(5,969)	(6,367)		(5,452)
Net income (loss)	542	(2,695)	(3,773)		(3,654)
Basic net income (loss) per share	0.04	(0.19)	(0.26)		(0.25)
Diluted net income (loss) per share	0.04	(0.19)	(0.26)		(0.25)

(1)	Includes a charge for restructuring and related activities of $2,006 in the third quarter of fiscal 2003 and $46 in the fourth quarter of fiscal 2003. See Note 16 to the financial statements included in this report.
(2)	Includes a charge of $16,574 to record a valuation allowance against the deferred tax asset. See Note 9 to the financial statements included in this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no change of accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this item.

ITEM 9A.    CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of the our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2003. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that material information required to be included in Merix’s Exchange Act reports would be made known to management by others within Merix.

There has been no change in Merix’s internal control over financial reporting during the fiscal quarter ended May 31, 2003 that has materially affected, or is reasonably likely to materially affect, Merix’s internal control over financial reporting.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item about our directors is included in “Election of Directors” in our Proxy Statement for our 2003 annual meeting of shareholders. The information required by this item about our executive officers is included in “Executive Officers” in Part I of this report. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2003 annual meeting of shareholders.

Our Board of Directors has determined that George H. Kerckhove, who serves on the Merix Audit Committee, is an Audit Committee Financial Expert, and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A.

Merix has adopted a Code of Ethics for senior financial officers that applies to our Chief Executive Officer, our Chief Financial Officer, who is also our principal accounting officer, and our Corporate Controller. A copy of our Code of Ethics for the Chief Executive and Senior Financial Officers is filed as an exhibit to this report. We intend to disclose amendments to or waivers from a required provision of our Code of Ethics for the Chief Executive and Senior Financial Officers by including such information as an exhibit in future filings.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is included in “Executive Compensation” and “Human Resource and Compensation Committee Report” in our Proxy Statement for our 2003 annual meeting of shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The additional information required by this item is included in “Voting Securities and Principal Shareholders” and “Election of Directors” in our Proxy Statement for our 2003 annual meeting of shareholders.

Disclosure Regarding the Company’s Equity Compensation Plans

The Company maintains two equity compensation plans, the 1994 Stock Incentive Plan and the 2000 Nonqualified Stock Option Plan, pursuant to which the Company may grant equity awards to eligible persons. In 1994, the Company’s Board of Directors adopted the 1994 Plan. The Company’s shareholders approved the 1994 Plan on September 30, 1994 and approved amendments to the 1994 Plan on October 9, 1995, September 23, 1997 and September 28, 2000. The material terms of the 2000 Plan are described below.

The following table summarizes information about equity awards under the Company’s 1994 Plan and 2000 Plan as of May 31, 2002:

	Number of shares of Common Stock to be issued upon exercise of Outstanding Options*	Weighted Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Available for Future Issuance (excluding shares reflected in *)
Plan Category
Equity compensation plans approved by security holders	1,403,232	$13.85	587,245	(1)
Equity compensation plan not approved by security holders	1,912,100	$11.50	2,087,007	(2)

	3,315,332	$12.49	2,674,252

(1)	Shares available for issuance under our 1994 Plan. The 1994 Plan provides for automatic option grants to directors not affiliated with Merix of 20,000 shares at the time first elected to the board and 5,000 shares annually thereafter.
(2)	Shares available for issuance under our 2000 Plan.

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

Administration

The Human Resources and Compensation Committee of the Board of Directors administers the 2000 Plan. The Committee may designate, from time to time, the individuals to whom awards are made under the 2000 Plan, the amount of any such award and the price and other terms and conditions of any such award. The Committee has the full and exclusive power to interpret the 2000 Plan and may, subject to the provisions of the 2000 Plan, establish the rules for its operation. Only the Board of Directors may amend, modify or terminate the 2000 Plan.

Stock Options

The Committee determines the persons to whom options are granted, the option price, the number of shares subject to each option, the period of each option and the times at which options vest and may be exercised. No monetary consideration is paid to the Company upon the granting of options.

Options granted under the 2000 Plan generally continue in effect for the period fixed by the Committee. Options are exercisable in accordance with the terms of an option agreement entered into at the time of grant. Except as otherwise determined by the Committee, options are nontransferable except on death. Options may be exercised only while an optionee is employed by or in the service of the Company or a subsidiary or on the earliest of (i) the option’s expiration date; (ii) within 12 months following termination of employment by reason of death or disability; or (iii) 90 days following termination for any other reason. The purchase price for each share purchased pursuant to exercise of options must be paid (i) in cash; (ii) by check; (iii) in shares of Common Stock valued at fair market value that have been owned by the optionee for at least six months (or any shorter period necessary to avoid a charge to the Company’s earnings for financial reporting purposes); or (iv) in other forms of consideration permitted by the Committee. Upon the exercise of an option, the number of shares subject to the option and the number of shares available under the 2000 Plan for future option grants are reduced by the number of shares with respect to which the option is exercised, less any shares surrendered in payment or withheld to satisfy withholding obligations.

Stock Awards

The Committee may award Common Stock of the Company under the 2000 Plan on such terms and conditions and subject to repurchase or forfeiture restrictions, if any, as the Committee determines at the time the stock is awarded. The Committee may determine the recipients of the awards, the number of shares to be awarded and the time of the award.

Changes in Capital Structure

The 2000 Plan provides that if the outstanding Common Stock of the Company is increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation by reason of any recapitalization, merger, consolidation, stock split or certain other transactions, appropriate adjustment will be made by the Committee in the number and kind of shares available for awards under the 2000 Plan and the number and kind of securities that are subject to any outstanding option. In the event of dissolution of the Company, unless otherwise determined by the Committee in its sole discretion, options and stock awards shall immediately terminate prior to dissolution or liquidation.

Term of Plan and Amendments

The Board of Directors may at any time amend, suspend or terminate the 2000 Plan in such respect as it shall deem advisable; provided that shareholder approval must be obtained if required by law. The 2000 Plan will continue until all shares available for issuance under the 2000 Plan have been issued and all restrictions on such shares have lapsed.

Tax Consequences

No income is realized by the grantee under federal income tax law until a stock option is exercised. Because the stock options granted under the 2000 Plan are NSOs, at the time of exercise of an NSO, the optionee will realize ordinary compensation income, and the Company will generally be entitled to a deduction, in the amount by which the market value of the shares subject to the option at the time of exercise exceeds the exercise price. The Company’s deduction is conditioned upon withholding income taxes on the income amount. Upon the sale of shares acquired upon exercise of an NSO, the excess of the amount realized from the sale over the market value of the shares on the date of exercise will be taxable at capital gains rates.

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

Section 162(m) of the Code limits to $1,000,000 per person the amount that the Company may deduct for compensation paid to any of its most highly compensated officers in any year after 1993. Because the 2000 Plan was not approved by the Company’s shareholders, compensation received through the exercise of options granted under the Plan is subject to the $1,000,000 deduction limit.

For additional information about our equity compensation plans, see Note 7 and 8 to the financial statements included in this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in “Certain Relationships and Transactions” in our Proxy Statement for our 2003 annual meeting of shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in “Independent Auditors” in our Proxy Statement for our 2003 annual meeting of shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

4.1

Form of Amendment No.1 to Shareholder Rights Agreement, dated as of April 1, 2002, between the Company and Mellon Investor Services LLC (formerly Chase Mellon Investor Services LLC), as Rights Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2002.

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

10.3	Registration Rights Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

10.4†	1994 Stock Incentive Plan of the Company, as amended, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-59672.

Exhibit No.	Description

10.5†	Indemnity Agreement between the Company and Deborah A. Coleman as of April 4, 1994, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

10.6†	Indemnity Agreement between the Company and Carlene M. Ellis as of May 24, 1994, incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

10.7†	Indemnity Agreement between the Company and Dr. Koichi Nishimura as of May 24, 1994, incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

10.8†	Indemnity Agreement between the Company and Janie S. Brown as of August 11, 1998, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q for the quarterly period ended August 29, 1998.

10.9†

Executive Severance Agreement between the Company and Janie S. Brown as of October 5, 1998, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarterly period ended November 28, 1998.

10.10†	Executive Severance Agreement between the Company and Mark R. Hollinger, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the quarterly period ended August 30, 1997.

10.11†

Indemnity Agreement between the Company and Mark R. Hollinger as of September 2, 1997, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarterly period ended August 30, 1997.

10.12†

Indemnity Agreement between the Company and William C. McCormick as of October 21, 1997, incorporated by reference to Exhibit 10.35 to the Company’s Form 10-Q for the quarterly period ended November 29, 1997.

10.13†	Indemnity Agreement between the Company and Robert C. Strandberg as of June 30, 1998, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the fiscal year ended May 30, 1998.

10.14	Note Purchase Agreement dated September 10, 1996, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended August 31, 1996.

10.15	Amendment to Note Purchase Agreement dated May 28, 1997, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended May 31, 1997.

10.16	Second Amendment to Note Purchase Agreement dated August 29, 1997, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q for the quarterly period ended August 30, 1997.

10.17	Third Amendment to Note Purchase Agreement dated November 28, 1997, incorporated by reference to Exhibit 10.34 to the Company’s Form 10-Q for the quarterly period ended November 29, 1997.

10.18	Fourth Amendment to Note Purchase Agreement dated May 28, 1999, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended May 29, 1999.

10.18†

Indemnity Agreement between the Company and Daniel T. Olson as of October 25, 1999, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended November 27, 1999.

10.19†

Executive Severance Agreement between the Company and Daniel T. Olson as of December 1, 1999, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-Q for the quarterly period ended November 27, 1999.

Exhibit No.	Description

10.20†

Executive Severance Agreement between the Company and Anaya K. Vardya, dated as of January 18, 2000, incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-3, (Registration No. 333-32616).

10.21†

Indemnity Agreement between the Company and Anaya K. Vardya as of December 20, 1999, incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-3, (Registration No. 333-32616).

10.22

Promissory Note dated February 26, 2001 between the Company and U.S. Bank National Association, incorporated by reference to Exhibit 10.34 to the Company’s Form 10-Q for the quarterly period ended February 24, 2001.

10.23

Amendment to Registration Rights Agreement between the Company and Tektronix, Inc., incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-3, (Registration No. 333-32616).

10.24

Lease Agreement between the Company and Opus Northwest, LLC, dated as of August 22, 2000, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarterly period ended August 26, 2000.

10.25†

Indemnity Agreement between the Company and Dr. William Lattin dated as of September 28, 2000, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the quarterly period ended November 25, 2000.

10.26†	Indemnity Agreement between the Company and George H. Kerckhove dated as of June 28, 2001, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the fiscal year ended May 26, 2001.

10.27†	2000 Nonqualified Stock Option Plan of the Company, as amended, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended May 25, 2002.

10.28†

Indemnity Agreement between the Company and Donald D. Jobe dated as of December 20, 2001, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended November 24, 2001.

10.29†

Indemnity Agreement between the Company and Gary R. Lenaghan dated as of October 1, 2001, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended February 23, 2002.

10.30†

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

10.32

Convertible Debenture dated May 30, 2002 issued by Merix Corporation to SF Capital Partners Ltd. in the amount of $25,000,000.00, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, (Registration No. 333-90374).

10.33

Registration Rights Agreement dated May 30, 2002, by and between Merix Corporation and SF Capital Partners Ltd., incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, (Registration No. 333-90374).

10.34†

Indemnity Agreement between the Company and Kirby A. Dyess as of September 24, 2002, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended November 23, 2002.

Exhibit No.	Description

14.1	Code of Ethics: Chief Executive and Senior Financial Officers

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

†This	Exhibit constitutes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

A Current Report on Form 8-K was filed on March 25, 2003 to report under Item 5 the Company’s results for the third quarter of fiscal 2003. No other reports on Form 8-K were filed during the quarter ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2003.

MERIX CORPORATION

By:	/s/ JANIE S. BROWN

Janie S. Brown Sr. Vice President, Chief Financial Officer, Treasurer and Secretary

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Mark R. Hollinger and Janie S. Brown, either of whom may act without the joinder of the other, as such person’s true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such person, and in such person’s name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 11, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ MARK R. HOLLINGER Mark R. Hollinger	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ JANIE S. BROWN Janie S. Brown	Sr. Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ KIRBY A. DYESS Kirby A. Dyess	Director

/s/ CARLENE M. ELLIS Carlene M. Ellis	Director

/s/ DONALD D. JOBE Donald D. Jobe	Director

/s/ GEORGE H. KERCKHOVE George H. Kerckhove	Director

/s/ DR. WILLIAM W. LATTIN Dr. William W. Lattin	Director

/s/ WILLIAM C. MCCORMICK William C. McCormick	Director

/s/ ROBERT C. STRANDBERG Robert C. Strandberg	Director