Form 10-Q
period 2003-08-30
MERIX CORP
filed 2003-10-14
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2003

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

The number of shares of the Registrant’s Common Stock outstanding as of October 9, 2003 was 14,828,624 shares.

MERIX CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

MERIX CORPORATION

BALANCE SHEETS

(in thousands)

	August 30, 2003 (unaudited)	May 31, 2003

Assets
Cash and cash equivalents	$42,621	$42,451
Short-term investments	—	1,514
Accounts receivable, net of allowance of $935 and $945	15,749	13,253
Inventories	6,901	6,227
Other current assets	1,409	799

Total current assets	66,680	64,244
Property, plant and equipment, net	74,555	76,376
Other assets	848	940

Total assets	$142,083	$141,560

Liabilities and Shareholders’ Equity
Accounts payable	$9,910	$7,316
Accrued compensation	2,074	2,878
Accrued warranty	1,078	892
Other accrued liabilities	1,319	1,032

Total current liabilities	14,381	12,118
Long-term debt	25,000	25,000

Total liabilities	39,381	37,118

Commitments and contingencies (Note 9)	—	—
Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding August 30, 2003: 14,746 shares, May 31, 2003: 14,650 shares	105,716	104,917
Unearned compensation	(294)	(2)
Retained deficit	(2,720)	(473)

Total shareholders’ equity	102,702	104,442

Total liabilities and shareholders’ equity	$142,083	$141,560

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended
	August 30, 2003	August 24, 2002
Net sales	$30,728	$24,118
Cost of sales	28,660	23,716

Gross profit	2,068	402
Operating expenses:
Engineering	1,307	1,586
Selling, general and administrative	2,662	3,027

Total operating expenses	3,969	4,613
Operating loss	(1,901)	(4,211)
Interest and other expense, net	(346)	(499)

Loss before taxes	(2,247)	(4,710)
Income tax benefit	—	(1,884)

Net loss	$(2,247)	$(2,826)

Net loss per share:
Basic	$(0.15)	$(0.20)

Diluted	$(0.15)	$(0.20)

Shares used in per share calculations:
Basic	14,701	14,430

Diluted	14,701	14,430

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, unaudited)

	Common Stock		Unearned Compensation	Retained Earnings	Total
	Shares	Amount
Balance at May 31, 2003	14,650	$104,917	$(2)	$(473)	$104,442
Net loss	—	—	—	(2,247)	(2,247)
Exercise of stock options	27	139	—	—	139
Issuance of stock under a defined contribution plan	40	348	—	—	348
Issuance of stock options to non-employees	—	7	(7)	—	—
Issuance of restricted stock to employees	29	305	(305)	—	—
Amortization of unearned compensation	—	—	20	—	20

Balance at August 30, 2003	14,746	$105,716	$(294)	$(2,720)	$102,702

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	August 30, 2003	August 24, 2002
Cash flows from operating activities:
Net loss	$(2,247)	$(2,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,441	2,781
Tax benefit related to exercise of stock options	—	21
Deferred income taxes	—	(1,924)
Contribution of common stock to defined contribution plan	348	300
Loss on impairment and disposal of assets	25	109
Stock based compensation expense	20	—
Other	(7)	(7)
Changes in assets and liabilities:
Accounts receivable	(2,496)	(1,544)
Inventories	(674)	(1,138)
Income tax receivable	—	391
Other assets	(592)	(151)
Accounts payable	2,580	1,371
Accrued compensation	(804)	291
Accrued warranty	186	—
Other accrued liabilities	294	3

Net cash used in operating activities	(926)	(2,323)

Cash flows from investing activities:
Investment maturities	1,514	4,292
Capital expenditures	(557)	(1,809)

Net cash provided by investing activities	957	2,483

Cash flows from financing activities:
Long-term borrowings:
Proceeds	—	25,000
Principal payments	—	(16,000)
Deferred financing costs	—	(1,356)
Exercise of stock options	139	46

Net cash provided by financing activities	139	7,690

Increase in cash and cash equivalents	170	7,850
Cash and cash equivalents at beginning of period	42,451	42,636

Cash and cash equivalents at end of period	$42,621	$50,486

Supplemental non-cash financing activity:
Issuance of restricted stock to employees	$305	$—
Supplemental disclosures:
Cash paid for interest	$405	$384

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Merix Corporation (the Company) have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended August 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

Reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

The Company’s fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal year 2004 is a 52-week year ending May 29, 2004 and fiscal year 2003 was a 53-week year ended May 31, 2003.

Note 2. INVENTORIES

	August 30, 2003	May 31, 2003
Raw materials	$822	$720
Work in process	4,715	3,471
Finished goods	1,364	2,036

Total	$6,901	$6,227

Note 3. PROPERTY, PLANT AND EQUIPMENT

	August 30, 2003	May 31, 2003
Land	$2,190	$2,190
Buildings and grounds	32,303	32,479
Leasehold improvements	8,847	8,847
Machinery and equipment	84,140	83,604
Construction in progress	20,158	20,168

Total	147,638	147,288
Accumulated depreciation	(73,083)	(70,912)

Property, plant and equipment, net	$74,555	$76,376

Note 4. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and the convertible debenture outstanding during the period. Incremental shares of 1,639,543, related to outstanding stock options, and 1,287,996, related to the convertible debenture, were excluded from the calculations of diluted net loss per share for the quarter ended August 30, 2003, because including them would have been antidilutive. Incremental shares of 1,659,460, related to outstanding stock options, and 1,287,996 related to the convertible debenture, were excluded in the calculations of diluted net loss per share for the quarter ended August 24, 2002, because including them would have been antidilutive.

Note 5. STOCK BASED COMPENSATION PLAN

In fiscal 2001, the Board of Directors approved the Merix Corporation 2000 Nonqualified Stock Option Plan (“the 2000 Plan”). The 2000 Plan, as amended, permits the grant of up to 4,000,000 shares of authorized common stock in the form of nonqualified stock options and stock awards to employees, directors and to non-employee consultants, independent contractors and advisors who provide services to the Company. In the second quarter of fiscal 2003, the Company issued options from the 2000 Plan to a non-employee consultant for services to be provided for a term of one year. The Company has recognized $7 of compensation expense in the quarter ended August 30, 2003, related to this grant.

The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If the Company had used the fair value based method of accounting for its plans, the Company’s net loss and net loss per share would approximate the pro forma disclosures below:

	Three months ended
	August 30, 2003	August 24, 2002
Net loss as reported	$(2,247)	$(2,826)
Deduct: Stock based compensation expense determined under the fair value method for all awards, net of tax	(1,525)	(1,218)

Net loss pro forma	$(3,772)	$(4,044)
Net loss per share, as reported
Basic	$(0.15)	$(0.20)
Diluted	$(0.15)	$(0.20)
Net loss per share, pro forma
Basic	$(0.26)	$(0.28)
Diluted	$(0.26)	$(0.28)
Weighted average assumptions:
Risk-free interest rate	1.74%	3.41%
Expected dividend yield	0%	0%
Expected lives	3.15	3.83
Expected volatility	96%	110%

Note 6. LEASE AGREEMENT

The Company leases manufacturing equipment under an operating lease. The lease was entered into as part of a sales leaseback transaction and a deferred gain on the sale of equipment was recorded at the time of the transaction. The deferred gain is amortized over the life of the lease and as of August 30, 2003 the unamortized gain was $25. The lease agreement includes certain financial covenants, including minimum net worth, debt to capitalization and debt service coverage requirements. As of August 30, 2003, the Company continued to be out of compliance with the covenant that specifies a minimum debt service coverage ratio, however, compliance with this covenant was waived by the lessor through August 30, 2003.

The lease includes a buy-out provision whereby the Company has the option to purchase the equipment at the end of the fourth year. The Company has informed the lessor of its intention to exercise the buy-out option and, accordingly, will pay $1,107 in the second quarter of fiscal 2004 and $387 in the third quarter of fiscal 2004 for the purchase of the equipment. Outstanding minimum lease payments totaling $126 will be paid in monthly installments until the buy-out.

Note 7. ACCRUED WARRANTY

Warranty activity for the three months ended August 30, 2003 consisted of the following:

Three Months Ended August 30, 2003
Balance at the beginning of the period	$892
Accruals for warranties issued during the period	541
Accruals or changes in estimates related to pre-existing warranties	—
Settlements made during the period	(355)

Balance at the end of the period	$1,078

Note 8. SALES BY GEOGRAPHIC AREA

Net sales by geographic area are attributed to the country in which the original equipment manufacturer (“OEM”) customer is domiciled, as opposed to the domicile of its contract manufacturer, if any. Because most sales to contract manufacturers are directed by the OEM customer, which negotiates product pricing and volumes directly with the Company, the geographic locale of the contract manufacturer does not materially affect the Company’s sales. During the quarters ended August 30, 2003 and August 24, 2002, there were no material revenues from any individual foreign country. Net sales by geographic area are as follows:

	Three months ended
	August 30, 2003	August 24, 2002
Domestic	$27,387	$22,195
Europe	2,867	1,465
Other	474	458

Total	$30,728	$24,118

Two OEM customers accounted for 41% and 13% of net sales in the first quarter of 2004 and one OEM customer accounted for 31% of net sales in the first quarter of fiscal 2003, all of which were domestic sales.

Note 9. COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company is party to various legal claims, actions and complaints. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Commitments

The Company had capital commitments of approximately $6,613 as of August 30, 2003, relating to the purchase of manufacturing equipment and the operating lease buy-out. See Note 6.

The Company has consignment agreements with certain suppliers for raw material inventory, some of which obligate us to purchase inventory on hand upon termination of the agreement. As of the end of the first quarter of fiscal 2004, potential commitments under these agreements were insignificant.

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

Results of Operations

Net Sales

Net sales were $30.7 million in the first quarter of fiscal 2004, an increase of 27% from net sales of $24.1 million in the first quarter of fiscal 2003. The increase in net sales resulted from an increase in unit shipments that offset lower average pricing.

Unit shipments were 64% higher in the first quarter of fiscal 2004 compared to the same period in the prior year. Although we are beginning to see improvements in end-market demand, volume increases remain largely attributable to market share gains. We have been successful in increasing our market share due to the incremental efforts of our enhanced sales force bringing new customers to us, obtaining new programs from existing customers as well as our strategy of seeking quick-turn business. We have also gained market share as the result of the elimination of our competitors’ capacity due to plant closures.

Volume gains were partially offset by a 23% decrease in average pricing in the first quarter of fiscal 2004 compared to the same period in fiscal 2003. The decrease in average pricing is a result of product mix changes and competitive pressures on pricing for both quick-turn and volume orders. Product mix changes affect average pricing as pricing on circuit boards varies significantly based on board complexity, materials used and assembly requirements. In general, average pricing is higher for boards that utilize high-speed laminate materials or thermal management solutions because these boards require higher cost materials. Sales of these higher priced boards as a percent of total sales have declined in the first quarter of fiscal 2004 as compared to the same period in fiscal 2003 due to product mix changes resulting from shifts in customer demand. Competitive pricing pressures are driven primarily by excess industry capacity due to the extended decline in end market demand in the electronics industry. Over the last year, printed circuit board manufacturers have aggressively reduced prices in efforts to increase sales volumes and cover the large fixed costs associated with maintaining production capacity.

Quick-turn revenue, consisting of quick-turn prototype, pre-production and compressed lead-time volume orders, comprised 33% of net sales in the first quarter of fiscal 2004 compared to 29% in the first quarter of fiscal 2003. The increase in quick-turn revenue as a percent of sales reflects our focus to grow this business. While quick-turn revenue consisted principally of prototype and pre-production orders in the first quarter of fiscal 2003, quick-turn revenue in the first quarter of fiscal 2004 included higher levels of compressed lead-time volume orders. The increase in compressed lead-time volume orders is primarily the result of higher customer demand with low levels of inventory in the channel and the increase in our lead times.

Sales to our five largest original equipment manufacturer (“OEM”) customers comprised 69% and 62% of our net sales in the first quarter of fiscal 2004 and 2003, respectively. Two OEM customers accounted for more than 10% of our net sales in the first quarter of 2004 and one OEM customer accounted for more than 10% of our net sales in the first quarter of fiscal 2003. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could materially reduce our sales.

Sales to OEMs include sales made through contract manufacturers that assemble components on our products for resale to OEMs. Approximately 76% and 64% of our net sales were made through our contract manufacturing customers in the first quarter of fiscal 2004 and 2003, respectively. Most of our shipments to contract manufacturers are directed by OEMs who negotiate product pricing and volumes directly with us. On a period to period basis, shipments to contract manufacturers will vary depending on sales mix and customer mix. In general we are seeing a trend towards outsourcing by many of our OEM customers. In addition, we are on the approved vendor list of several contract manufacturers and continue to be awarded incremental discretionary orders directly from certain of these contract manufacturers. We expect these discretionary orders to increase in the future.

The following table shows, for the periods indicated, the percentage of our net sales to the principal end markets we serve ($ in thousands):

	Three Months Ended
	August 30, 2003		August 24, 2002
End Markets (1)
Communications	78%	$23,911	75%	$18,164
High-end Computing & Storage	11%	3,215	14%	3,351
Test and Measurement	6%	1,949	9%	2,048
Other	5%	1,653	2%	555

Total	100%	$30,728	100%	$24,118

(1) Sales to contract manufacturers are classified by the end markets of their OEM customers.

Although there is some variability on a quarter-to-quarter basis, the percentage of our net sales to the principal end markets we serve has remained relatively consistent for the past two years. The communications market is our primary focus and we continue to add new customers. Some of these new customers are relatively small companies and our future business with them may be significantly affected by their ability to obtain ongoing financing.

Our 90-day backlog was approximately $16.9 million at the end of the first quarter of fiscal 2004 and $11.9 million at the end of fiscal 2003. A substantial portion of our backlog is typically scheduled for delivery within 60 days. The level and timing of orders placed by our customers vary due to a number of factors, including variations in demand for customer products, customer inventory management and changes in customer manufacturing strategies. Because we do not generally obtain long-term purchase orders or commitments from our customers, we must anticipate the future volume of orders based on discussions with our customers. We rely on our estimates of anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A customer may cancel, reduce or delay orders that were previously made. At any time, a significant portion of our backlog may be subject to cancellation or postponement without penalty. We may not be able to timely replace canceled, delayed or reduced orders.

Future demand and product pricing depend on many factors including capacity utilization in the industry, product mix, competitive pressure in the printed circuit board industry, levels of advanced technology, and economic conditions affecting the markets we serve and the electronics industry in general.

Gross Margin

Gross margin as a percentage of net sales was 6.7% and 1.7% in the first quarter of fiscal 2004 and fiscal 2003, respectively. The increase in gross margin was primarily due to an increase in manufacturing capacity utilization, a lower cost structure, and increased productivity. Manufacturing capacity utilization improved due to increased product demand from new and existing customers. Higher capacity utilization enhances gross margin because fixed costs are spread over a higher number of units produced, which decreases the cost per unit. The lower cost structure primarily resulted from restructuring and related activities undertaken in fiscal 2003, reductions in vendor pricing for materials and other cost reduction actions. Restructuring and related activities, which were primarily completed in the third quarter of fiscal 2003, generated cost savings compared to the prior year quarter. Labor utilization improved with the increase in output resulting in an increase in unit output per headcount. The increase in gross margin was partially offset by the decrease in average pricing. See “Net Sales” above. Future gross profit or loss may also be affected by other factors, including changes in our product mix, production yields, and changes in our cost structure.

Engineering

Engineering expenses were $1.3 million or 4.3% of net sales in the first quarter of fiscal 2004 compared to $1.6 million or 6.6% of net sales in the first quarter of fiscal 2003. The decrease in engineering expense in fiscal 2004 primarily resulted from a decrease in average headcount from the prior year due to attrition and the restructuring in fiscal 2003. We plan to fill these positions as customer demand increases.

Selling, General and Administrative

Selling, general and administrative expenses were $2.7 million or 8.7% of net sales and $3.0 million or 12.6% of net sales in the first quarter of fiscal 2004 and fiscal 2003, respectively. The decrease in selling, general and administrative expense primarily resulted from decreased labor expenses in general and administrative expenses due to attrition and the restructuring in fiscal 2003.

Interest and Other Income (Expense), net

Interest and other income (expense), net was a net expense of $346 thousand in the first quarter of fiscal 2004 and $499 thousand in the first quarter of fiscal 2003. Interest income decreased in the first quarter of fiscal 2004 due to reduced interest yields on lower levels of cash and cash equivalents and short-term investments. Decreases in interest income were offset by a reduction in other expenses.

Income Taxes

The provision for income taxes for the first quarter of fiscal 2004 includes a 100% valuation allowance against the $899 thousand income tax benefit for the quarter. Excluding the charge for the valuation allowance, our effective tax rate was a benefit of 40%, which is consistent with the effective tax rate in the first quarter of fiscal 2003. These effective rates include the benefit of research and development tax credits recognized for the current and prior fiscal years. As profitability returns, we will reverse the deferred tax asset valuation allowance, which will result in a reduction of future income tax expense. We do not expect to recognize any net income tax benefit or expense in fiscal 2004.

Liquidity and Capital Resources

At the end of the first quarter of fiscal 2004, we had $42.6 million in cash and cash equivalents. Cash used in operating activities for the first quarter of fiscal 2004 was $926 thousand and was the result of a net loss of $2.2 million, adjusted for depreciation and amortization, and a net increase in working capital, excluding cash and investments. The increase in working capital is primarily the result of an increase in accounts receivable and inventory and a decrease in accrued compensation, partially offset by an increase in accounts payable.

Cash provided by investing activities in the first quarter of fiscal 2004 was $957 thousand, primarily from the maturity of investments, offset by capital expenditures primarily for manufacturing equipment.

Cash provided by financing activities in the first quarter of fiscal 2004 was $139 thousand that represents proceeds from the exercise of stock options.

We lease manufacturing equipment under an operating lease. The lease agreement includes certain financial covenants including minimum net worth, debt to capitalization and debt service coverage requirements. At the end of the first quarter of fiscal 2004, we continued to be out of compliance with the covenant that specifies a minimum debt service coverage ratio. This covenant has been waived by the lessor through the first quarter of fiscal 2004. The lease includes a buy-out provision whereby we may purchase the equipment at the end of the fourth year. We have informed the lessor of our intention to exercise the buy-out option and, accordingly, will pay $1.1 million in the second quarter of fiscal 2004 and $387 thousand in the third quarter of fiscal 2004. Outstanding minimum lease payments totaling $126 thousand will be paid in monthly installments until the time of the buy-out.

We lease a 90,000 square foot manufacturing facility located in Wood Village, Oregon under an operating lease. Monthly lease payments escalate at specific points over the minimum ten-year term of the lease. Outstanding minimum lease payments at the end of the first quarter of fiscal 2003 totaled $4.5 million. Payments on the initial term of the lease extend through July 2011 and we have the option to extend the term of the lease for three consecutive periods of five years each.

We had capital commitments of approximately $6.6 million as of August 30, 2003, relating to the purchase of manufacturing equipment and the operating lease buy-out.

In September 2003, we announced our plans to complete the first phase of the capacity expansion program at our Wood Village, Oregon facility. Over the next four to six quarters, completion of the first phase of this facility will entail the hiring of approximately 170 manufacturing and engineering employees and incremental capital investment of approximately $9.0 million for equipment.

We believe that our existing capital resources and expected cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months.

Risk Factors Affecting Business and Results of Operations

Certain statements in this report contain forward-looking information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements. These statements relate to future events or our future financial performance. These statements constitute forward-looking statements and are only predictions. Actual events or results may differ materially. The differences could be caused by a number of factors or combination of factors, including the factors listed below and the risks detailed in the Company’s Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

Forward-looking statements contained in this report relate to the Company’s plans and expectations as to future financial results and increased end-market demand, our customer base, estimates related to the Wood Village facility including anticipated capital investments, additional employees and the need for and availability of capital resources and cash.

Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: a change in customer order levels, product mix or inventory levels; lower than expected or delayed sales; excess capacity in the printed circuit board industry and our ability to effectively utilize our assets; our ability to successfully complete and ramp our Wood Village facility; pricing and other competitive pressures in the industry from domestic and global competitors; our ability to successfully execute our quick-turn strategy; a change in the level of our quick-turn sales; the ability of our emerging growth company customers to secure capital; our ability to generate profits sufficient to absorb deferred tax assets; our ability to reduce costs; and our ability to retain or attract employees with sufficient know-how to conduct our manufacturing processes and maintain or increase our production output and quality. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of August 30, 2003. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that material information required to be included in Merix’s Exchange Act reports would be made known to management by others within Merix.

There has been no change in Merix’s internal control over financial reporting during the fiscal quarter ended August 30, 2003 that has materially affected, or is reasonably likely to materially affect, Merix’s internal control over financial reporting.

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

(b) Reports on Form 8-K

A Current Report on Form 8-K was filed on July 1, 2003 to report under Item 5 the Company’s results for the fiscal year ended May 31, 2003. No other reports on Form 8-K were filed during the quarter ended August 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of October, 2003.

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