Form 10-Q
period 2003-11-29
MERIX CORP
filed 2004-01-06
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2003

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

The number of shares of the Registrant’s Common Stock outstanding as of December 31, 2003 was 15,096,253 shares.

MERIX CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

MERIX CORPORATION

BALANCE SHEETS

(in thousands)

	November 29, 2003	May 31, 2003
	(unaudited)

Assets
Cash and cash equivalents	$41,399	$42,451
Short-term investments	—	1,514
Accounts receivable, net of allowance of $925 and $945	21,169	13,253
Inventories	9,142	6,227
Other current assets	1,900	799

Total current assets	73,610	64,244
Property, plant and equipment, net	75,814	76,376
Other assets	777	940

Total assets	$150,201	$141,560

Liabilities and Shareholders’ Equity
Accounts payable	$13,406	$7,316
Accrued compensation	3,677	2,878
Accrued warranty	1,034	892
Other accrued liabilities	1,472	1,032

Total current liabilities	19,589	12,118
Long-term debt	25,000	25,000

Total liabilities	44,589	37,118

Commitments and contingencies (Note 9)	—	—
Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding November 29, 2003: 14,996 shares,
May 31, 2003: 14,650 shares	107,763	104,917
Unearned compensation	(138)	(2)
Retained deficit	(2,013)	(473)

Total shareholders’ equity	105,612	104,442

Total liabilities and shareholders’ equity	$150,201	$141,560

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	November 29, 2003	November 23, 2002	November 29, 2003	November 23, 2002
Net sales	$37,003	$25,856	$67,731	$49,974
Cost of sales	31,491	25,272	60,151	48,988

Gross profit	5,512	584	7,580	986
Operating expenses:
Engineering	1,475	1,611	2,782	3,197
Selling, general and administrative	3,018	3,007	5,680	6,034

Total operating expenses	4,493	4,618	8,462	9,231
Operating income (loss)	1,019	(4,034)	(882)	(8,245)
Interest and other expense, net	(312)	(160)	(658)	(659)

Income (loss) before taxes	707	(4,194)	(1,540)	(8,904)
Income tax benefit	—	2,075	—	3,959

Net income (loss)	$707	$(2,119)	$(1,540)	$(4,945)

Net income (loss) per share:
Basic	$0.05	$(0.15)	$(0.10)	$(0.34)

Diluted	$0.05	$(0.15)	$(0.10)	$(0.34)

Shares used in per share calculations:
Basic	14,866	14,481	14,783	14,456

Diluted	15,596	14,481	14,783	14,456

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, unaudited)

	Common Stock		Unearned Compensation	Retained Deficit
	Shares	Amount			Total
Balance at May 31, 2003	14,650	$104,917	$(2)	$(473)	$104,442
Net loss	—	—	—	(1,540)	(1,540)
Exercise of stock options	260	1,897	—	—	1,897
Issuance of stock under a defined contribution plan	57	637	—	—	637
Issuance of stock options to non-employees	—	7	(7)	—	—
Issuance of restricted stock to employees	29	305	(305)	—	—
Amortization of unearned compensation	—	—	176	—	176

Balance at November 29, 2003	14,996	$107,763	$(138)	$(2,013)	$105,612

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	November 29, 2003	November 23, 2002
Cash flows from operating activities:
Net loss	$(1,540)	$(4,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,899	5,475
Tax benefit related to exercise of stock options	—	58
Deferred income taxes	—	(4,036)
Contribution of common stock to defined contribution plan	637	631
Loss on impairment and disposal of assets	45	109
Stock based compensation expense	176	5
Other	(32)	(16)
Changes in assets and liabilities:
Accounts receivable	(7,916)	(1,773)
Inventories	(2,915)	(615)
Income tax receivable	—	1,602
Other assets	(1,081)	(822)
Accounts payable	5,838	1,032
Accrued compensation	799	(403)
Accrued warranty	142	(318)
Other accrued liabilities	472	(710)

Net cash used in operating activities	(476)	(4,726)

Cash flows from investing activities:
Investment maturities	1,514	9,294
Proceeds from the sale of assets	—	1
Capital expenditures	(3,987)	(3,832)

Net cash provided by (used in) investing activities	(2,473)	5,463

Cash flows from financing activities:
Long-term borrowings:
Proceeds	—	25,000
Principal payments	—	(16,000)
Deferred financing costs	—	(1,376)
Exercise of stock options	1,897	169

Net cash provided by financing activities	1,897	7,793

Increase (decrease) in cash and cash equivalents	(1,052)	8,530
Cash and cash equivalents at beginning of period	42,451	42,636

Cash and cash equivalents at end of period	$41,399	$51,166

Supplemental disclosures:
Cash paid for interest	$815	$815

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

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the six months ended November 29, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Note 2. INVENTORIES

	November 29, 2003	May 31, 2003
Raw materials	$912	$720
Work in process	5,241	3,471
Finished goods	2,989	2,036

Total	$9,142	$6,227

Note 3. PROPERTY, PLANT AND EQUIPMENT

	November 29, 2003	May 31, 2003
Land	$2,190	$2,190
Buildings and grounds	32,311	32,479
Leasehold improvements	8,847	8,847
Machinery and equipment	84,514	83,604
Construction in progress	22,100	20,168

Total	149,962	147,288
Accumulated depreciation	(74,148)	(70,912)

Property, plant and equipment, net	$75,814	$76,376

Note 4. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and the convertible debenture outstanding during the period. Dilutive common equivalent shares related to outstanding stock options of 730,199 were included in the calculation of diluted net income per share for the quarter ended November 29, 2003. Incremental shares of 642,590, related to outstanding stock options, and 1,287,996, related to the convertible debenture, were excluded from the calculations of diluted net income per share for the quarter ended November 29, 2003. Incremental shares of 1,506,166, related to outstanding stock options, and 1,287,996, related to the convertible debenture, were excluded from the calculations of diluted net loss per share for the six months ended November 29, 2003. Incremental shares of 1,571,430, related to outstanding stock options, and 1,287,996 related to the convertible debenture, were excluded in the calculations of diluted net loss per share for the quarter ended November 23, 2002. Incremental shares of 1,615,445, related to outstanding stock options, and 1,287,996 related to the convertible debenture, were excluded in the calculations of diluted net loss per share for the six months ended November 23, 2002. In each case, including these incremental shares in the calculation of diluted net loss per share would have been antidilutive.

Note 5. STOCK BASED COMPENSATION PLAN

The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If the Company had used the fair value based method of accounting for its plans, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Three months ended		Six months ended
	November 29, 2003	November 23, 2002	November 29, 2003	November 23, 2002
Net income (loss) as reported	$707	$(2,119)	$(1,540)	$(4,945)
Deduct: Stock based compensation expense determined under the fair value method for all awards, net of tax	(1,546)	(1,048)	(3,071)	(2,266)

Net loss pro forma	$(839)	$(3,167)	$(4,611)	$(7,211)

Net income (loss) per share, as reported
Basic	$0.05	$(0.15)	$(0.10)	$(0.34)
Diluted	$0.05	$(0.15)	$(0.10)	$(0.34)
Net income (loss) per share, pro forma
Basic	$(0.06)	$(0.22)	$(0.31)	$(0.50)
Diluted	$(0.06)	$(0.22)	$(0.31)	$(0.50)
Weighted average assumptions:
Risk-free interest rate	2.35%	2.17%	2.05%	2.79%
Expected dividend yield	0%	0%	0%	0%
Expected lives	3.96	3.83	3.56	3.83
Expected volatility	99%	110%	98%	110%

Note 6. LEASE AGREEMENT

In a prior year, the Company leased manufacturing equipment under an operating lease that was entered into as part of a sales leaseback transaction. The lease included a buy-out provision whereby the Company had the option to purchase the equipment at the end of the fourth year. In the second quarter of fiscal 2004, the Company exercised the buy-out option and paid $1,494 for the purchase of the equipment, releasing the Company from further obligation under this lease.

Note 7. ACCRUED WARRANTY

Warranty activity for the six months ended November 29, 2003 consisted of the following:

Six Months Ended November 29, 2003
Balance at the beginning of the period	$892
Accruals for warranties issued during the period	885
Accruals or changes in estimates related to pre-existing warranties	(107)
Settlements made during the period	(636)

Balance at the end of the period	$1,034

Note 8. SEGMENT REPORTING

Net sales by geographic area are attributed to the country in which the original equipment manufacturer (“OEM”) customer is domiciled, as opposed to the domicile of the OEM customer’s electronic manufacturing service provider, if any. Because most sales to electronic manufacturing service providers are directed by the OEM customer, which negotiates product pricing and volumes directly with the Company, the geographic locale of the electronic manufacturing service provider does not materially affect the Company’s sales. During the quarters ended November 29, 2003 and November 23, 2002, there were no material revenues from any individual foreign country. Net sales by geographic area are as follows:

	Three months ended		Six months ended
	November 29, 2003	November 23, 2002	November 29, 2003	November 23, 2002
Domestic	$32,341	$24,041	$60,148	$46,627
Europe	3,797	1,374	6,192	2,381
Other	865	441	1,391	966

Total	$37,003	$25,856	$67,731	$49,974

Two OEM customers accounted for 39% and 14% of net sales in the second quarter of 2004 and two OEM customers accounted for 40% and 13% of net sales in the first six months of fiscal 2004, all of which were domestic sales. One OEM customer accounted for 27% and 29% of net sales in the second quarter and first six months of fiscal 2003, respectively, all of which were domestic sales.

Note 9. COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company is party to various legal claims, actions and complaints. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Commitments

The Company had capital commitments of approximately $6,170 as of November 29, 2003, primarily relating to the purchase of manufacturing equipment.

The Company has consignment agreements with certain suppliers for raw material inventory, some of which obligate us to purchase inventory on hand upon termination of the agreement. As of the end of the second quarter of fiscal 2004, potential commitments under these agreements were insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors Affecting Business and Results of Operations.” This section, along with other sections of this Quarterly Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. We do not intend to revise these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

Overview

We are a leading manufacturer of technologically advanced printed circuit boards for use in sophisticated electronic equipment. Our principal products are complex multi-layer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems.

Throughout fiscal 2003 and the first six months of fiscal 2004, we executed strategies designed to position us for future growth. We continued to advance the technology of our printed circuit boards and enhance our quick-turn and premium services capabilities. We added a significant number of new customers and many new programs with existing customers. We broadened our international footprint with the establishment of a sales presence in Europe and China. During the recent sustained industry downturn, we focused on reducing our cost structure and improving productivity throughout our operations to be poised to take advantage of the next industry upturn. We expect to begin production in our Wood Village facility in early 2004 and to continue to invest in capital equipment at our Forest Grove and Wood Village facilities. We expect the first phase of our expansion to increase our production capacity by 50% by the end of calendar 2004 and to significantly enhance our quick-turn and premium services capabilities. Depending on market and other conditions, we anticipate work on the second and final phase of our expansion to commence in the second half of calendar 2004 and to be completed approximately 12 to 18 months thereafter. When fully implemented, we expect that our expansion will double our production capacity.

We have provided below a discussion of our financial results for the three and six months ended November 29, 2003 compared to the same fiscal periods in fiscal 2003 as a recent update concerning our financial condition and results of operations. You should read the comparison in conjunction with our year-to-year discussions in our Form 10-K for our fiscal year ended May 31, 2003.

Results of Operations

Net Sales

Our net sales were $37.0 million in the second quarter of fiscal 2004, an increase of 43% from net sales of $25.9 million in the second quarter of fiscal 2003. The increased net sales primarily resulted from an increase in unit shipments. Net sales in the first six months of fiscal 2004 were $67.7 million, an increase of 36% from net sales of $50.0 million in the first six months of fiscal 2003. This increase was primarily due to an increase in unit shipments, partially offset by a decrease in average pricing.

Unit shipments were 47% higher in the second quarter of fiscal 2004 compared to the same period in the prior year. Unit shipments were 55% higher in the first six months of fiscal 2004 compared to the first six months of fiscal 2003. The increase in volume was the result of increased end market demand as well as new program gains from existing customers and the addition of new customers. We anticipate that strong demand and sales will continue through our third fiscal quarter. We believe end market demand increased primarily due to the economic expansion of the markets we serve, particularly the communications market. We believe that we have been successful in increasing our customer base and obtaining new programs from existing customers due to the efforts of our sales force as well as our strategy of expanding our state-of-the-art manufacturing capabilities, including the enhancement of our quick-turn and premium services business. We have also increased unit shipments, partially as a result of the elimination of some of our competitors’ capacity due to permanent plant closures.

Average pricing in the second quarter of fiscal 2004 was slightly lower than average pricing in the second quarter of fiscal 2003. Average pricing for the first six months of fiscal 2004 was 13% less than the average pricing of the first six months of fiscal 2003. The decreases in average pricing were primarily a result of the competitive environment in our industry and a change in our product mix. However, we saw a strengthening of average pricing late in the second quarter of fiscal 2004 primarily as a result of increased demand for premium services as well as other product mix changes. Product mix changes affect average pricing as pricing on circuit boards varies significantly based on board complexity, materials used and assembly requirements. In general, average pricing is higher for boards that utilize high-speed laminate materials or thermal management solutions because these boards use higher cost materials. Sales of these higher priced boards as a percent of total sales declined in the second quarter of fiscal 2004 as compared to the same period in fiscal 2003 due to product mix changes resulting from shifts in customer demand.

Net sales of quick-turn and premium services (products that we sell at a premium over our standard base price as a result of rapid prototype and pre-production manufacturing or compressed lead-time volume orders) comprised 45% of net sales in the second quarter of fiscal 2004 compared to 25% in the second quarter of fiscal 2003. Quick-turn and premium services represented 39% of net sales for the first six months of fiscal 2004 compared to 27% in the first six months of fiscal 2003. Net sales of quick-turn and premium services in the second quarter of fiscal 2004 included higher levels of both prototype and compressed lead-time volume orders, while net sales of quick-turn and premium services in the second quarter of fiscal 2003 consisted principally of prototype and pre-production orders. The increase in compressed lead-time volume orders is primarily the result of higher customer demand combined with longer standard lead-times. The level of prototype orders increased significantly compared to the prior year quarter due to our focus on growing this business. Although we expect quick-turn and premium services sales to continue to increase in dollar terms, the percentage of our net sales from these services will fluctuate from quarter to quarter based on various levels of standard lead time volume orders, which we also expect to increase with the expansion of our Wood Village facility.

Sales attributed to our five largest OEM customers comprised 67% and 59% of our net sales in the second quarters of fiscal 2004 and 2003, respectively, and 68% and 60% of our net sales in the first six months of fiscal 2004 and 2003, respectively. Two OEM customers accounted for more than 10% of our net sales in the second quarter of 2004 and one OEM customer accounted for more than 10% of our net sales in the second quarter of fiscal 2003. Two OEM customers accounted for more than 10% of our net sales in the first half of 2004 and one OEM customer accounted for more than 10% of our net sales in the first half of fiscal 2003. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future.

Sales attributed to our OEM customers include sales made through the OEM’s electronic manufacturing service providers. We expect sales to OEMs through their electronic manufacturing service providers to continue to represent a significant portion of our net sales. Approximately 68% and 62% of our net sales were made to our OEM customers’ electronic manufacturing service providers in the second quarters of fiscal 2004 and 2003, respectively, and 72% and 63% of our net sales in the first six months of fiscal 2004 and 2003, respectively. Most of our shipments to electronic manufacturing service providers are directed by OEMs who negotiate product pricing and volumes directly with us. On a period to period basis, shipments to electronic manufacturing service providers will vary depending on sales mix and customer mix. In addition, we are on the approved vendor list of several electronic manufacturing service providers and continue to be awarded incremental discretionary orders directly from them.

The following table shows, for the periods indicated, the percentage of our net sales to the principal end markets we serve ($ in thousands):

	Three Months Ended				Six Months Ended
	November 29, 2003		November 23, 2002		November 29, 2003		November 23, 2002
End Markets
Communications	82%	$30,240	73%	$18,886	80%	$54,151	74%	$37,050
High-end Computing & Storage	9%	3,317	14%	3,736	10%	6,532	14%	7,087
Test and Measurement	5%	1,928	8%	1,957	6%	3,877	8%	4,005
Other	4%	1,518	5%	1,277	4%	3,171	4%	1,832

Total	100%	$37,003	100%	$25,856	100%	$67,731	100%	$49,974

The increase in net sales in the communications end market is due largely to a recent strengthening of that industry, which we believe has grown faster than the other end markets we serve. Communications is our primary focus and we continue to add new customers in this end market.

Our 90-day backlog was approximately $19.5 million at the end of the second quarter of fiscal 2004 and $11.9 million at the end of fiscal 2003. A substantial portion of our backlog is normally scheduled for delivery within 60 days.

Gross Margin

Gross margin as a percentage of net sales was 14.9% and 2.3% in the second quarter of fiscal 2004 and fiscal 2003, respectively. Gross margin as a percentage of net sales was 11.2% and 2.0% in the first six months of fiscal 2004 and fiscal 2003, respectively. The increases in gross margin were primarily due to an increase in manufacturing capacity utilization, a lower cost structure, increased productivity and a higher margin sales mix. Manufacturing capacity utilization improved due to increased demand, which enhances gross margin because fixed costs are spread over a higher number of units produced, decreasing the cost per unit. The lower cost structure primarily resulted from restructuring and related activities undertaken in fiscal 2003, reductions in supplier pricing for materials and other cost reduction actions. Restructuring and related activities, which were primarily completed in the third quarter of fiscal 2003, generated cost savings compared to the prior year quarter. A shift to a higher margin sales mix is the result of changes in customer demand. The increase in gross margin was partially offset by the decrease in average pricing and start-up costs associated with the Wood Village facility.

Engineering

Engineering expenses were $1.5 million, or 4% of net sales, in the second quarter of fiscal 2004 compared to $1.6 million, or 6% of net sales, in the second quarter of fiscal 2003. Engineering expenses were $2.8 million, or 4% of net sales, in the first six months of fiscal 2004 compared to $3.2 million, or 6% of net sales, in the first six months of fiscal 2003. The decrease in engineering expenses in fiscal 2004 primarily resulted from a decrease in average headcount from the prior year due to attrition and the restructuring in fiscal 2003.

Selling, General and Administrative

Selling, general and administrative expenses were $3.0 million, or 8% of net sales, and $3.0 million, or 12% of net sales, in the second quarters of fiscal 2004 and fiscal 2003, respectively. Selling, general and administrative expenses were $5.7 million, or 8% of net sales, and $6.0 million, or 12% of net sales, in the first six months of fiscal 2004 and fiscal 2003, respectively. The decrease in selling, general and administrative expense for the six month period primarily resulted from decreased labor expenses due to attrition and the restructuring in fiscal 2003, somewhat offset by an increase in incentive compensation expense.

Interest and Other Income (Expense), net

Interest and other income (expense), net was a net expense of $312 thousand in the second quarter of fiscal 2004 and $160 thousand in the second quarter of fiscal 2003. Interest and other income (expense), net was a net expense of $658 thousand in the first six months of fiscal 2004 and $659 thousand in the first six months of fiscal 2003. Interest income decreased in fiscal 2004 due to reduced interest yields on lower levels of cash and cash equivalents and short-term investments. Decreases in interest income were offset by a reduction in other expenses.

Income Taxes

Our effective income tax rate was zero for the three and six month periods ended November 29, 2003 due to adjustments to a valuation allowance against deferred tax assets that we established as a result of an accumulation of net operating losses. If we are profitable for fiscal year 2004, we expect to continue to reduce our gross deferred tax asset and reverse the corresponding valuation allowance, which will result in minimal or no income tax expense for the year. If we are not profitable in the remainder of fiscal 2004, we expect that any income tax benefit would be offset by a corresponding increase in the valuation allowance.

The internal revenue code limits the amount of otherwise taxable income that may be offset by net operating loss carryforward if certain changes in stock ownership occur, including certain changes in ownership of stock by passive institutional investors. If those changes in ownership of our stock have occurred or occur in the future, we may be limited in the amount of net operating loss carryforwards that we can use in any given year, including fiscal 2004, to reduce our income subject to tax.

Liquidity and Capital Resources

At November 29, 2003, we had $41.4 million in cash and cash equivalents. Cash used in operating activities for the first six months of fiscal 2004 was $476 thousand and was the result of a net loss of $1.5 million, adjusted for depreciation and amortization, and a net increase in working capital of $4.7 million, excluding cash and cash equivalents and short-term investments. The increase in working capital, excluding cash and investments, is primarily the result of an increase in accounts receivable and inventory, partially offset by an increase in accounts payable and accrued compensation.

Cash used in investing activities in the first six months of fiscal 2004 was $2.5 million, primarily for capital expenditures for manufacturing equipment and the early buy-out of equipment under an operating lease, offset by the maturity of investments. In connection with our exercise of the buy-out option under our operating lease, we paid the lessor $1.5 million in the second quarter of fiscal 2004, releasing us from further obligation under this lease.

We estimate that phase one of our capacity expansion, including the start-up of Wood Village, will require approximately $19.0 million in additional capital expenditures, which will be made over the next six quarters. As of November 29, 2003, we had firm capital commitments of approximately $6.2 million relating to the purchase of manufacturing equipment, including equipment for our Wood Village facility.

Cash provided by financing activities in the first six months of fiscal 2004 was $1.9 million representing proceeds from the exercise of stock options.

We lease our 90,000 square foot Wood Village manufacturing facility under an operating lease. Monthly lease payments escalate at specific points over the minimum ten-year term of the lease. Outstanding minimum lease payments at the end of the second quarter of fiscal 2004 total $4.4 million. Payments on the initial term of the lease extend through July 2011 and we have the option to extend the term of the lease for three consecutive periods of five years each.

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

Forward-looking statements contained in this report relate to the Company’s plans and expectations as to future financial results and, among other things, increased end-market growth and demand, increased demand for and sales of our products, improved pricing of our products, increased net sales of our quick-turn and premium services, increased net sales from volume orders, our customer base, estimates related to our capacity expansion, including the start-up of our Wood Village facility and anticipated capital investments, additional employees and the need for and availability of capital resources and cash, and the effect of our tax valuation allowance.

Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: a change in customer order levels, product mix or inventory build-up; lower than expected or delayed sales; our ability to successfully complete and ramp our Wood Village facility; pricing and other competitive pressures in the industry from domestic and global competitors; our ability to successfully execute our quick-turn and premium services strategy; a change in the level of our quick-turn sales; the ability of our emerging growth company customers to secure capital; our ability to use deferred tax assets; our ability to reduce costs; and our ability to retain or attract employees with sufficient know-how to conduct our manufacturing processes and maintain or increase our production output and quality. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of November 29, 2003. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that material information required to be included in Merix’s Exchange Act reports would be made known to management by others within Merix.

There has been no change in Merix’s internal control over financial reporting during the fiscal quarter ended November 29, 2003 that has materially affected, or is reasonably likely to materially affect, Merix’s internal control over financial reporting.

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

Our annual meeting of shareholders was held on September 30, 2003 to elect directors. All of the nominees were elected and the shareholders voted as follows:

Directors	Votes For	Votes Withheld

Kirby A. Dyess	13,537,047	122,916
Carlene M. Ellis	13,538,746	124,217
Mark R. Hollinger	11,058,336	2,601,627
Donald D. Jobe	13,538,852	121,111
George H. Kerckhove	13,539,002	120,961
Dr. William W. Lattin	13,524,943	135,020
William C. McCormick	13,539,724	120,239
Robert C. Strandberg	13,539,002	120,961

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	See the Exhibit Index for the exhibits filed as part of this report.

(b)	Reports on Form 8-K

A Current Report on Form 8-K, as amended, was furnished on September 5, 2003 to report under Item 7 and Item 12 the Company’s preliminary results for the quarter ended August 30, 2003. A Current Report on Form 8-K, was filed on September 19, 2003 to report under Item 5 prearranged Rule 10b5-1 trading plans for the sale of stock by certain officers of the Company in connection with the exercise of stock options. A Current Report on Form 8-K, as amended, was furnished on September 23, 2003 to report under Item 7 and Item 12 the Company’s final results for the quarter ended August 30, 2003. No other reports on Form 8-K were filed or furnished during the quarter ended November 29, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of January, 2004.

MERIX CORPORATION

By:	/s/ JANIE S. BROWN

Janie S. Brown Sr. Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2001.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended May 31, 1997.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer