Form 10-Q
period 2004-02-28
MERIX CORP
filed 2004-04-08
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2004

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23818

MERIX CORPORATION

(Exact name of registrant as specified in its charter)

OREGON	93-1135197
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1521 Poplar Lane, Forest Grove, Oregon	97116
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s Common Stock outstanding as of April 5, 2004 was 18,993,707 shares.

MERIX CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

MERIX CORPORATION

BALANCE SHEETS

(in thousands)

	February 28, 2004	May 31, 2003
	(unaudited)
Assets

Cash and cash equivalents	$130,224	$42,451
Short-term investments	—	1,514
Accounts receivable, net of allowance of $926 and $945	24,551	13,253
Inventories	9,446	6,227
Other current assets	1,826	799

Total current assets	166,047	64,244

Property, plant and equipment, net	76,944	76,376
Other assets	698	940

Total assets	$243,689	$141,560

Liabilities and Shareholders’ Equity

Accounts payable	$13,415	$7,316
Accrued compensation	3,378	2,878
Accrued warranty	1,118	892
Other accrued liabilities	1,672	1,032

Total current liabilities	19,583	12,118

Long-term debt	25,000	25,000

Total liabilities	44,583	37,118

Commitments and contingencies (Note 10)	—	—
Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding February 28, 2004: 18,952 shares, May 31, 2003: 14,650 shares	198,065	104,917
Unearned compensation	(129)	(2)
Retained earnings (deficit)	1,170	(473)

Total shareholders’ equity	199,106	104,442

Total liabilities and shareholders’ equity	$243,689	$141,560

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Net sales	$44,149	$22,056	$111,880	$72,030
Cost of sales	35,753	23,945	95,904	72,933

Gross profit (loss)	8,396	(1,889)	15,976	(903)

Operating expenses:
Engineering	1,581	1,458	4,363	4,655
Selling, general and administrative	3,304	2,673	8,984	8,707
Restructuring and related activities	—	2,006	—	2,006

Total operating expenses	4,885	6,137	13,347	15,368

Operating income (loss)	3,511	(8,026)	2,629	(16,271)
Interest and other expense, net	(328)	(383)	(986)	(1,042)

Income (loss) before taxes	3,183	(8,409)	1,643	(17,313)

Income tax benefit	—	(3,556)	—	(7,515)

Net income (loss)	$3,183	$(4,853)	$1,643	$(9,798)

Net income (loss) per share:
Basic	$0.20	$(0.33)	$0.11	$(0.68)

Diluted	$0.19	$(0.33)	$0.10	$(0.68)

Shares used in per share calculations:
Basic	16,198	14,547	15,255	14,488

Diluted	17,121	14,547	15,880	14,488

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, unaudited)

	Common Stock		Unearned Compensation	Retained Earnings
	Shares	Amount			Total
Balance at May 31, 2003	14,650	$104,917	$(2)	$(473)	$104,442
Net income	—	—	—	1,643	1,643
Exercise of stock options	500	4,050	—	—	4,050
Contribution of common stock to defined contribution plan	74	1,043	—	—	1,043
Issuance of stock options to non-employees	—	7	(7)	—	—
Issuance of restricted stock to employees	29	305	(305)	—	—
Amortization of unearned compensation	—	—	185	—	185
Shares surrendered or canceled	(1)	(35)	—	—	(35)
Sale of common stock, net	3,700	87,778	—	—	87,778

Balance at February 28, 2004	18,952	$198,065	$(129)	$1,170	$199,106

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	February 28, 2004	March 1, 2003
Cash flows from operating activities:
Net income (loss)	$1,643	$(9,798)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,475	8,127
Tax benefit related to exercise of stock options	—	102
Deferred income taxes	—	(7,134)
Contribution of common stock to defined contribution plan	1,043	958
Loss on impairment and disposal of assets	81	958
Stock based compensation expense	185	74
Other	(32)	(22)
Changes in assets and liabilities:
Accounts receivable	(11,298)	(2,754)
Inventories	(3,219)	46
Income tax receivable	—	1,682
Other assets	(1,007)	(554)
Accounts payable	5,581	122
Accrued compensation	500	(201)
Accrued warranty	226	(418)
Other accrued liabilities	423	(1,114)

Net cash provided by (used in) operating activities	1,601	(9,926)

Cash flows from investing activities:
Investment purchases	—	(1,544)
Investment maturities	1,514	9,304
Proceeds from the sale of assets	—	6
Capital expenditures	(7,384)	(4,674)

Net cash provided by (used in) investing activities	(5,870)	3,092

Cash flows from financing activities:
Long-term borrowings:
Proceeds	—	25,000
Principal payments	—	(16,000)
Deferred financing costs	—	(1,376)
Exercise of stock options	4,050	311
Proceeds from the sale of common stock, net	88,027	—
Reacquisition of common stock	(35)	—

Net cash provided by financing activities	92,042	7,935

Increase in cash and cash equivalents	87,773	1,101
Cash and cash equivalents at beginning of period	42,451	42,636

Cash and cash equivalents at end of period	$130,224	$43,737

Supplemental disclosures:
Cash paid for interest	$1,225	$1,204

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

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the nine months ended February 28, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company’s fiscal year is the 52- or 53-week period ending the last Saturday in May. Fiscal year 2004 is a 52-week year ending May 29, 2004 and fiscal year 2003 was a 53-week year ended May 31, 2003.

Note 2. INVENTORIES

	February 28, 2004	May 31, 2003
Raw materials	$1,329	$720
Work in process	6,028	3,471
Finished goods	2,089	2,036

Total	$9,446	$6,227

Note 3. PROPERTY, PLANT AND EQUIPMENT

	February 28, 2004	May 31, 2003
Land	$2,190	$2,190
Buildings and grounds	32,305	32,479
Leasehold improvements	8,847	8,847
Machinery and equipment	87,628	83,604
Construction in progress	22,047	20,168

Total	153,017	147,288
Accumulated depreciation	(76,073)	(70,912)

Property, plant and equipment, net	$76,944	$76,376

Note 4. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive potential common shares related to stock options and the convertible debenture outstanding during the period. Dilutive potential common shares related to outstanding stock options of 922,935 and 624,830 were included in the calculation of diluted net income per share for the quarter and nine months ended February 28, 2004, respectively.

The following incremental shares were excluded from the calculation of diluted net income (loss) because including these shares would have been antidilutive:

	Three months ended		Nine months ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Incremental shares related to:
Outstanding stock options	254,851	2,609,400	771,876	1,946,763
Convertible Debenture	1,287,996	1,287,996	1,287,996	1,287,996

Total	1,542,847	3,897,396	2,059,872	3,234,759

Note 5. STOCK BASED COMPENSATION PLAN

The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If the Company had used the fair value based method of accounting for its plans, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Three months ended		Nine months ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Net income (loss) as reported	$3,183	$(4,853)	$1,643	$(9,798)
Deduct: Stock based compensation expense determined under the fair value method for all awards, net of tax	(1,318)	(1,358)	(4,389)	(3,624)

Net income (loss) pro forma	$1,865	$(6,211)	$(2,746)	$(13,422)
Net income (loss) per share, as reported
Basic	$0.20	$(0.33)	$0.11	$(0.68)
Diluted	$0.19	$(0.33)	$0.10	$(0.68)
Net income (loss) per share, pro forma
Basic	$0.12	$(0.43)	$(0.18)	$(0.93)
Diluted	$0.11	$(0.43)	$(0.18)	$(0.93)

Weighted average assumptions:
Risk-free interest rate	2.39%	2.37%	2.04%	2.89%
Expected dividend yield	0%	0%	0%	0%
Expected lives	3.91	3.83	3.54	3.83
Expected volatility	96%	110%	97%	110%

Note 6. LEASE AGREEMENT

The Company leased manufacturing equipment under an operating lease that was entered into as part of a sales leaseback transaction. The lease included a provision allowing the Company to purchase the equipment. In the second quarter of fiscal 2004, the Company paid $1,494 for the purchase of the equipment and terminated the lease.

Note 7. ACCRUED WARRANTY

Warranty activity for the nine months ended February 28, 2004 consisted of the following:

Nine Months Ended February 28, 2004
Balance at the beginning of the period	$892
Accruals for warranties issued during the period	1,353
Accruals or changes in estimates related to pre-existing warranties	(242)
Settlements made during the period	(885)

Balance at the end of the period	$1,118

Note 8. SALES BY GEOGRAPHIC AREA

Net sales by geographic area are attributed to the country in which the original equipment manufacturer (“OEM”) customer is domiciled, as opposed to the domicile of the OEM customer’s electronic manufacturing service provider, if any. Because most sales to electronic manufacturing service providers are directed by the OEM customer, which negotiates product pricing and volumes directly with the Company, the geographic locale of the electronic manufacturing service provider does not materially affect the Company’s sales. Net sales by geographic area are as follows:

	Three months ended		Nine months ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Domestic	$36,338	$20,602	$96,485	$67,228
Europe	7,372	1,116	13,565	3,498
Other	439	338	1,830	1,304

Total	$44,149	$22,056	$111,880	$72,030

Three OEM customers accounted for 36%, 15% and 11% of net sales in the third quarter of fiscal 2004 and two OEM customers accounted for 38% and 14% of net sales in the first nine months of fiscal 2004. All of these sales were domestic, except for one European OEM customer that accounted for 11% of net sales in the third quarter of fiscal 2004. Two OEM customers accounted for 31% and 14% of net sales in the third quarter of fiscal 2003 and two OEM customers accounted for 29% and 11% of net sales in the first nine months of fiscal 2003, all of which were domestic sales.

Note 9. CONCENTRATIONS OF CREDIT RISK

The Company does not believe that at February 28, 2004, it had any significant credit risks. For the purposes of evaluating risk in receivables, the Company considers the entity from which the receivable is due, which can be either an OEM customer or its electronic manufacturing service provider, depending upon the billing arrangement. All of the Company’s trade accounts receivables are denominated in U.S. dollars. In total, five entities represented approximately 67% of the trade account receivable balance at February 28, 2004, individually ranging from 7% to 31%. The entities from which 52% of the Company’s trade accounts receivables are due, are located outside of the United States. The Company limits its risk in trade accounts receivables by verifying both the creditworthiness of the entities to which we sell and the relatively stable geopolitical environment of the countries in which these entities reside. The Company has not had significant losses related to its accounts receivable in the past.

Note 10. COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company is party to various legal claims, actions and complaints. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Commitments

The Company had capital commitments of approximately $14,969 as of February 28, 2004, primarily relating to the purchase of manufacturing equipment.

The Company has consignment agreements with certain suppliers for raw material inventory, some of which obligate us to purchase inventory on hand upon termination of the agreement. As of the end of the third quarter of fiscal 2004, potential commitments under these agreements were insignificant.

Note 11. RESTRUCTURING AND RELATED ACTIVITIES

During the third quarter of fiscal 2003, the Company executed a restructuring plan that consisted of a voluntary layoff of approximately 50 employees and the relocation of certain finishing, test, and shipping operations. In addition, the Company recorded a charge for impaired assets that resulted from the restructuring. The plan was substantially completed during the third quarter of fiscal 2003 and a charge for restructuring and asset impairment of $2,006 was recorded in that quarter. The charge consisted of $793 related to severance costs, $364 related to production relocation and $849 related to asset impairment. Severance costs included $70 of compensation expense recorded due to the modification of stock options held by employees that participated in the voluntary layoff. At the end of the third quarter of fiscal 2003, $156 of the charge was accrued and not paid.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors Affecting Business and Results of Operations.” This section, along with other sections of this Quarterly Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. We do not intend to revise these forward-looking statements to reflect events or circumstances after the date hereof or to reflect or explain the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports and other documents that we file from time to time with the Securities and Exchange Commission.

Overview

We are a leading manufacturer of technologically advanced printed circuit boards for use in sophisticated electronic equipment. Our principal products are complex multi-layer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems.

During the sustained industry downturn in recent years, we executed strategies designed to position us for future growth. We continued to advance the technology of our printed circuit boards and enhance our quick-turn and premium services capabilities. We added a significant number of new customers and many new programs with existing customers. We broadened our international footprint with the establishment of a sales presence in Europe and China. We focused on reducing our cost structure and improving productivity throughout our operations. We began production in our Wood Village facility in the fourth quarter of fiscal 2004 and we continue to invest in capital equipment at our Forest Grove and Wood Village facilities. We expect the first phase of our expansion to increase our production capacity by 50% by the end of calendar 2004 and to significantly enhance our quick-turn and premium services capabilities. Depending on market and other conditions, we anticipate work on the second and final phase of our expansion to commence in the second half of calendar 2004 and to be completed approximately 12 to 18 months thereafter. When fully implemented, we expect that our expansion will double our production capacity from fiscal 2003 levels.

We have provided below a discussion of our financial results for the three and nine months ended February 28, 2004 compared to the same periods in fiscal 2003 as a recent update concerning our financial condition and results of operations. You should read the comparison in conjunction with our year-to-year discussions in our Form 10-K for our fiscal year ended May 31, 2003.

Results of Operations

Net Sales

Our net sales were $44.1 million in the third quarter of fiscal 2004, an increase of 100% from net sales of $22.1 million in the third quarter of fiscal 2003. The increased net sales primarily resulted from increases in both unit shipments and average pricing. Net sales in the first nine months of fiscal 2004 were $111.9 million, an increase of 55% from net sales of $72.0 million in the first nine months of fiscal 2003. This increase was primarily due to an increase in unit shipments, partially offset by a decrease in average pricing.

Unit shipments were 68% higher in the third quarter of fiscal 2004 compared to the same period in the prior year. Unit shipments were 59% higher in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. The increase in volume was the result of increased end market demand as well as new program gains from existing customers and the addition of new customers. We believe end market demand increased primarily due to the expansion of the markets we serve, particularly the communications market. We believe that we have been successful in increasing our customer base and obtaining new programs from existing customers due to the efforts of our sales force as well as our strategy of expanding our state-of-the-art manufacturing capabilities, including the enhancement of our quick-turn and premium services business. We have also increased unit shipments partially as a result of the elimination of our competitors’ capacity due to permanent plant closures.

Average pricing in the third quarter of fiscal 2004 was 19% higher than average pricing in the third quarter of fiscal 2003. Average pricing for the first nine months of fiscal 2004 was 3% lower than the average pricing of the first nine months of fiscal 2003. The decrease in average pricing for the first nine months of fiscal 2004 compared to the same period in the prior year was primarily a result of a change in our product mix. The increase in average pricing in the third quarter of fiscal 2004 was primarily caused by increased demand for premium services, product mix changes as well as increased pricing throughout our industry. Product mix changes affect average pricing as pricing on circuit boards varies significantly based on board complexity, materials used and assembly requirements. In general, average pricing is higher for boards that utilize high-speed laminate materials or thermal management solutions because these boards use higher cost materials. Sales of these higher priced boards as a percent of total sales increased in the third quarter of fiscal 2004 as compared to the same period in fiscal 2003 due to product mix changes resulting from shifts in customer demand.

Sales of quick-turn and premium services (products that we sell at a premium over our standard base price as a result of rapid prototype and pre-production manufacturing or compressed lead-time volume orders) comprised 50% of net sales in the third quarter of fiscal 2004 compared to 25% in the third quarter of fiscal 2003. Sales of quick-turn and premium services represented 44% of net sales for the first nine months of fiscal 2004 compared to 26% in the first nine months of fiscal 2003. Sales of quick-turn and premium services in the third quarter of fiscal 2004 included higher levels of both prototype and compressed lead-time volume orders, while sales of quick-turn and premium services in the third quarter of fiscal 2003 consisted principally of prototype and pre-production orders. The increase in compressed lead-time volume orders was primarily the result of higher customer demand and new customer product launches combined with longer standard lead-times. The level of prototype orders increased significantly compared to the prior year quarter due to our focus on growing this business. The percentage of our net sales from quick-turn and premium services will fluctuate from quarter to quarter and we expect this percentage will be lower in the near term. Standard lead time volume orders are expected to increase as a percentage of net sales in the near term due to our ability to shorten standard lead times as a result of our manufacturing capacity expansion.

Sales attributed to our five largest OEM customers comprised 73% and 62% of our net sales in the third quarters of fiscal 2004 and 2003, respectively, and 69% and 61% of our net sales in the first nine months of fiscal 2004 and 2003, respectively. Three OEM customers accounted for more than 10% of our net sales in the third quarter of 2004, while two OEM customers accounted for more than 10% of our net sales in the third quarter of 2003. Two OEM customers each accounted for more than 10% of our net sales in the first nine months of both 2004 and 2003. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future.

Sales attributed to our OEM customers include sales made through the OEM’s electronic manufacturing service providers. We expect sales to OEMs through their electronic manufacturing service providers to continue to represent a significant portion of our net sales. Approximately 53% and 55% of our net sales were made to our OEM customers’ electronic manufacturing service providers in the third quarters of fiscal 2004 and 2003, respectively, and 64% and 61% of our net sales in the first nine months of fiscal 2004 and 2003, respectively. Most of our shipments to electronic manufacturing service providers are directed by OEMs who negotiate product pricing and volumes directly with us. On a period to period basis, shipments to electronic manufacturing service providers will vary depending on sales mix and customer mix. In addition, we are on the approved vendor list of several electronic manufacturing service providers and continue to be awarded incremental discretionary orders directly from them.

The following table shows, for the periods indicated, the percentage of our net sales to the principal end markets we serve ($ in thousands):

	Three Months Ended				Nine Months Ended
	February 28, 2004		March 1, 2003		February 28, 2004		March 1, 2003
End Markets
Communications	86%	$38,015	73%	$16,209	82%	$92,166	74%	$53,259
High-end Computing & Storage	5%	2,252	15%	3,315	8%	8,784	14%	10,402
Test and Measurement	5%	2,231	8%	1,766	6%	6,108	8%	5,771
Other	4%	1,651	4%	766	4%	4,822	4%	2,598

Total	100%	$44,149	100%	$22,056	100%	$111,880	100%	$72,030

Communications is our primary focus and we continue to add new customers in this end market, resulting in increased net sales due to new programs from these customers.

Our 90-day backlog was approximately $21.9 million at the end of the third quarter of fiscal 2004 and $11.9 million at the end of fiscal 2003. A substantial portion of our backlog is normally scheduled for delivery within 60 days.

Gross Margin

Gross margin as a percentage of net sales was 19% in the third quarter of fiscal 2004 and negative 9% in the third quarter of fiscal 2003. Gross margin as a percentage of net sales was 14% in the first nine months of fiscal 2004 and negative 1% in the first nine months of fiscal 2003. The increases in gross margin were primarily due to an increase in manufacturing capacity utilization, a lower cost structure, increased productivity and a higher margin sales mix. Manufacturing capacity utilization improved due to increased demand, which enhances gross margin because fixed costs are spread over a higher number of units produced, decreasing the cost per unit. The lower cost structure primarily resulted from restructuring and related activities undertaken in fiscal 2003, reductions in supplier pricing for materials and other cost reduction actions. A shift to a higher margin sales mix is the result of changes in customer demand. The increase in gross margin was partially offset by start-up costs associated with the Wood Village facility.

Engineering

Engineering expenses were $1.6 million, or 4% of net sales, in the third quarter of fiscal 2004 compared to $1.5 million, or 7% of net sales, in the third quarter of fiscal 2003. Engineering expenses were $4.4 million, or 4% of net sales, in the first nine months of fiscal 2004 compared to $4.7 million, or 6% of net sales, in the first nine months of fiscal 2003. The increase in engineering expenses in the third quarter of fiscal 2004 from the same period in the prior year primarily resulted from an increase in average headcount for the quarter and increased incentive compensation expense. However, the decrease in engineering expenses in the first nine months of fiscal 2004 primarily resulted from a decrease in average headcount from the prior year due to attrition and the effects of the fiscal 2003 restructuring.

Selling, General and Administrative

Selling, general and administrative expenses were $3.3 million, or 7% of net sales, and $2.7 million, or 12% of net sales, in the third quarters of fiscal 2004 and fiscal 2003, respectively. Selling, general and administrative expenses were $9.0 million, or 8% of net sales, and $8.7 million, or 12% of net sales, in the first nine months of fiscal 2004 and fiscal 2003, respectively. The increase in selling, general and administrative expense in both periods primarily resulted from increased labor expenses due to increased headcount and increased incentive compensation expense.

Restructuring and Related Activities

During the third quarter of fiscal 2003, the Company executed a restructuring plan that consisted of a voluntary layoff and the relocation of certain operations. The relocation had a positive impact on our cost structure, cycle time and productivity. In addition, the Company recorded a related charge for impaired assets that resulted from the restructuring. The plan was substantially completed during the third quarter of fiscal 2003 and a charge of $2.0 million was recorded during that quarter for restructuring and related activities. At the end of the third quarter of fiscal 2003, $156 thousand of the charge was accrued and not paid.

Interest and Other Income (Expense), net

Interest and other income (expense), net was a net expense of $328 thousand in the third quarter of fiscal 2004 and $383 thousand in the third quarter of fiscal 2003. Interest and other income (expense), net was a net expense of $986 thousand in the first nine months of fiscal 2004 and $1,042 thousand in the first nine months of fiscal 2003. Interest income decreased in fiscal 2004 due to reduced interest yields on lower average levels of cash and cash equivalents and short-term investments. Decreases in interest income were partially offset by a reduction in other expenses.

Income Taxes

Our effective income tax rate was zero for the three and nine month periods ended February 28, 2004 due to adjustments to the valuation allowance against deferred tax assets that we established as a result of an accumulation of net operating losses. If we are profitable for fiscal year 2004, we expect to continue to reduce our gross deferred tax asset and reduce the corresponding valuation allowance, which will result in minimal or no income tax expense for the year. If we are not profitable in fiscal 2004, we expect that any income tax benefit would be offset by a corresponding increase in the valuation allowance.

The internal revenue code limits the amount of otherwise taxable income that may be offset by net operating loss carryforwards if certain changes in stock ownership occur, including certain changes in ownership of stock by passive institutional investors. If those changes in ownership of our stock have occurred or occur in the future, we may be limited in the amount of net operating loss carryforwards that we can use in any given year, including fiscal 2004, to reduce our income subject to tax.

Liquidity and Capital Resources

At February 28, 2004, we had $130.2 million in cash and cash equivalents. The principal source of liquidity in the first nine months of fiscal 2004 was the proceeds from an underwritten public offering of our common stock that we completed in the third quarter of fiscal 2004. Additional sources of liquidity included proceeds from employee exercises of stock options and cash provided by operating activities. In the first nine months of fiscal 2004, we used cash principally to finance capital expenditures and fund working capital. We anticipate that these uses of our cash will continue in the future as we continue our expansion.

Cash provided by operating activities for the first nine months of fiscal 2004 was $1.6 million, compared to cash used in operations of $9.9 million in the first nine months of fiscal 2003. Our operating cash flow of $1.6 million for the first nine months of fiscal 2004 reflects net income of $1.6 million, adjusted for $7.5 million of depreciation and amortization, and a net increase in working capital of $8.8 million, excluding cash and cash equivalents and short-term investments. The increase in working capital, excluding cash and investments, is primarily the result of an increase in accounts receivable, inventory and other assets, partially offset by an increase in accounts payable.

Cash used in investing activities in the first nine months of fiscal 2004 was $5.9 million, primarily $7.4 million used for capital expenditures for manufacturing equipment and the early buy-out of equipment under an operating lease, offset by $1.5 million from the maturity of investments. In connection with our exercise of the buy-out option under our operating lease, in the second quarter of fiscal 2004, we paid the lessor $1.5 million to purchase the equipment under lease and terminated the lease.

We estimate that phase one of our capacity expansion, including the start up of Wood Village, will require approximately $19.0 million in capital expenditures. As of February 28, 2004, we had firm capital commitments of approximately $15.0 million relating to the purchase of manufacturing equipment, including equipment for our Wood Village facility.

Cash provided by financing activities in the first nine months of fiscal 2004 was $92.0 million compared to $7.9 million in the prior year. Our net cash flow from financing activities for the first nine months of fiscal 2004 reflects net proceeds of $88.0 million from an underwritten public offering of 3,700,000 shares of our common stock at a price of $25.21 per share, less offering costs paid to date, that was completed in the third quarter of fiscal 2004 and $4.0 million of proceeds from the exercise of employee stock options.

We lease our 90,000 square foot Wood Village manufacturing facility under an operating lease. Monthly lease payments escalate at specific points over the minimum ten-year term of the lease. Outstanding minimum lease payments at the end of the third quarter of fiscal 2004 totaled $4.3 million. Payments on the initial term of the lease extend through July 2011 and we have the option to extend the term of the lease for three consecutive periods of five years each.

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

Forward-looking statements contained in this report relate to the Company’s plans and expectations as to future financial results and, among other things, the level of sales of our quick-turn and premium services, increased sales from volume orders, our customer base, estimates related to our capacity expansion, including the start-up of our Wood Village facility and anticipated capital investments, the need for and availability of capital resources and cash, and the effect of adjustments to our tax valuation allowance.

Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: a change in customer order levels, product mix or inventory build-up; lower than expected or delayed sales; our ability to successfully complete and ramp our Wood Village facility; pricing and other competitive pressures in the industry from domestic and global competitors; our ability to successfully execute our quick-turn and premium services strategy; a change in the level of our quick-turn and premium services sales; the ability of our emerging growth company customers to secure capital; our ability to use our deferred tax assets; our ability to contain costs; and our ability to retain or attract employees with sufficient know-how to conduct our manufacturing processes and maintain or increase our production output and quality. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results or changes in our expectations.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2004. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that material information required to be included in the Company’s Exchange Act reports would be made known to management by others within the Company.

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended February 28, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Reports on Form 8-K

A Current Report on Form 8-K was furnished on December 18, 2003 to report under Item 7 and Item 12 the Company’s results for the quarter ended November 29, 2003. Current Reports on Form 8-K/A were furnished on January 5, 2004 to amend three Current Reports on Form 8-K that were filed on July 1, 2003, September 4, 2003 and September 23, 2003, respectively. A Current Report on Form 8-K was filed on January 28, 2004 to report under Item 7 the Form of Underwriting Agreement to be incorporated by reference into the Registration Statement on Form S-3 of Merix Corporation, which was originally filed with the Securities and Exchange Commission on January 7, 2004 and amended on January 13, 2004. No other reports on Form 8-K were filed or furnished during the quarter ended February 28, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 8th day of April, 2004.

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