Form 10-K
period 2004-05-29
MERIX CORP
filed 2004-08-10
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 29, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price as reported by the Nasdaq National Market System as of the last business day of the registrant’s most recently completed second fiscal quarter (November 29, 2003) was $230,835,213. For the purposes of this computation, all executive officers and directors have been deemed affiliates. This shall not be deemed an admission that such persons are affiliates.

The number of shares of the Registrant’s Common Stock outstanding as of August 2, 2004 was 19,143,275 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

MERIX CORPORATION

FORM 10-K

PART I

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors Affecting Business and Results of Operations.” This section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

ITEM 1.	BUSINESS.

In this report, the terms “Merix,” “Company,” “we,” “us,” and “our” refer to Merix Corporation. Merix, an Oregon corporation, was formed in March 1994. We are a leading manufacturer of technologically advanced printed circuit boards for use in sophisticated electronic equipment. Our principal products are complex multi-layer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. We provide our products to OEMs, and their electronic manufacturing service providers, that use them primarily in high-end commercial equipment in the communications, computing and test and measurement markets. Our markets are generally characterized by rapid technological change, high levels of complexity and short product life-cycles as new and technologically superior electronic equipment is continually being developed. We believe we are well positioned to serve our expanding customer base in these markets as a result of our technology leadership, quick-turn and premium services capabilities and expansion of our state-of-the-art production capacity.

Industry Overview

Printed circuit boards consist of patterns of electrical circuitry etched from copper that have been laminated on a board of insulating material. A finished multi-layer printed circuit board consists of a number of layers of circuitry laminated together using intense heat and pressure under vacuum. The electrical circuitry connects components, such as microprocessors, that are essential to the operation of electronic products and systems.

Printed circuit boards are used in virtually all electronic equipment from consumer products, such as personal computers, cellular telephones and televisions, to high-end commercial electronic equipment, such as data communication routers and switches, computer workstations and network servers. Printed circuit boards used in consumer electronic products typically employ lower layer counts and lower performance materials and require less manufacturing capability than printed circuit boards used in high-end commercial equipment. High-end commercial equipment manufacturers require more complex multi-layer printed circuit boards, often constructed with advanced materials. Manufacturing printed circuit boards for these high-end products requires substantial investment in advanced production facilities and process technology as well as engineering and manufacturing expertise.

Henderson Ventures, an independent market research firm, estimated that the global market for printed circuit boards was $33.6 billion in 2003, while North American printed circuit board manufacturers produced approximately $5.2 billion of that amount. The printed circuit board market contracted significantly from 2000 to

2003 as a result of weak industry conditions, and the printed circuit board industry experienced consolidation during this period. The printed circuit board industry remains highly fragmented, and we expect further industry consolidation.

We see several significant trends within the printed circuit board manufacturing industry, including:

Reduction in North American manufacturing capacity for printed circuit boards.    As a result of the slowdown in the electronics industry that began in late 2000 and continued at least through mid-2003, many printed circuit board manufacturing facilities were closed in North America. We estimate that approximately $3 billion of annual printed circuit board manufacturing capacity in North America was shut down between 2000 and 2003. The closures over the past three years have significantly reduced manufacturing capacity for complex multi-layer printed circuit boards.

Increasing complexity of electronic equipment.    OEMs are continually designing more complex and high performance electronic equipment, which requires sophisticated printed circuit boards that accommodate higher speeds and frequencies and increased component densities and operating temperatures. The increasing complexity of electronic equipment continues to drive technological advancements in printed circuit boards and requires manufacturers of these printed circuit boards to continually invest in technology and advanced manufacturing processes.

Increased customer demand for quick-turn production and integrated solutions.    OEMs are increasingly looking to high-end printed circuit board manufacturers that can offer engineering support in the design phase, quick turn-around of prototypes and manufacturing scalability throughout the product life-cycle. Many OEMs, looking to increase the efficiency of their electronic supply chains, are also working with a smaller number of technically qualified suppliers that have sophisticated manufacturing expertise and are able to offer a broad range of printed circuit board products and services. Additionally, rapid advances in technology have significantly shortened product life-cycles and placed increased pressure on OEMs to develop new products in shorter periods of time. In response to these pressures, OEMs have increased their demand for engineering support in the design phase of their products and quick-turn production of small unit volumes of printed circuit boards in the prototype development stage.

Expanding markets.    The global demand for wireless communication products and the expansion of data networking infrastructure, including those supporting products such as voice-over IP and network security, are increasingly driving the demand for more complex multi-layer printed circuit boards. After two-and-a-half years of market contraction, we began to see increased demand from many of our customers, although that demand started to level off in the fourth quarter of fiscal 2004. We believe that sustained increases in demand in these markets will result from technological changes, demands for a wider variety of electronic product features, greater bandwidth and increasingly powerful electronic components.

Increased Asian production of printed circuit boards.    Asian manufacturers of printed circuit boards have increased their production and market share of less sophisticated, lower layer count printed circuit boards used in high-volume consumer electronics applications, such as personal computers and cell phones, as well as in high-volume automotive applications. Asian manufacturers to date have not produced printed circuit boards in significant quantities that require complex technologies, advanced manufacturing processes, quick turn-around times or high-mix production. We believe that the technological expertise and process know-how to manufacture complex multi-layered printed circuit boards and the resource commitments to maintain state-of-the-art capabilities have so far effectively served as barriers to entry into the high-end segments of the printed circuit board industry. However, we believe that, over time, OEMs and electronic manufacturing service providers will increase their production of high-end commercial electronic equipment in Asia to meet growing Asian demand for those products. In addition, we believe that electronic manufacturing service providers will increase high-end commercial electronic equipment assembly and manufacturing in Asia to capitalize on low-cost labor.

Products and Services

Our principal products are complex multi-layer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. We help our customers throughout the life-cycle of their products, from product conception through volume production. The products and services we provide include:

Design assistance and engineering services.    We provide design assistance and engineering services in the early stages of product development to ensure that mechanical and electrical elements are integrated to achieve a high quality and cost-effective product for our customers. We also evaluate customer designs for manufacturability and recommend design changes. We believe this service helps our customers improve the system they are designing, reduce manufacturing costs and increase manufacturing yields and the quality of finished printed circuit boards. We also believe this collaborative process speeds the transition from development of the prototype design to volume manufacturing and facilitates the timely delivery of high quality products. In addition, by working closely with our customers throughout the design and manufacturing process, we gain insight into their future product requirements.

Quick-turn and premium services.    We can rapidly custom manufacture printed circuit boards allowing our customers to quickly develop and market sophisticated electronic products. We manufacture, or “quick-turn,” prototypes with lead times of three to ten days and pre-production quantities with lead times of ten to twenty days. We also offer compressed-lead time volume orders. We receive a premium over our standard base price for each of these services. Because we typically use the same processing lines for prototype, pre-production and volume production, we believe that we can efficiently speed the transition from prototype design to volume manufacturing of high-quality complex printed circuit boards.

Volume production.    Volume production of printed circuit boards is generally characterized by standard lead times of five to six weeks, as printed circuit boards move to full-scale commercial production. At this stage of production, quality, on-time delivery, process capability and price are the factors most important to our customers. Our engineering capability has enabled us to produce commercial volumes of technologically sophisticated printed circuit boards of up to 40 layers, utilizing high performance materials and leading edge fabrication techniques. In addition, our manufacturing process controls enable us to meet accelerated time-to-market and time-to-volume requirements of our customers.

We also have expertise in advanced manufacturing techniques for products utilizing high performance materials and offer specialty products, including:

RF/Microwave application products.    We manufacture printed circuit boards using a variety of advanced insulating materials, primarily for RF/Microwave applications in the wireless infrastructure market. Although typically included in printed circuit boards with lower layer counts, these advanced materials offer electrical, thermal and long-term reliability advantages over conventional materials but are more difficult to process through manufacturing. Our significant expertise in processing these materials allows us to manufacture advanced printed circuit boards for use in sophisticated RF/Microwave applications. We estimate that 24% of our net sales in fiscal 2004 related to printed circuit boards that our customers used in products utilizing RF/Microwave technology.

Thermal management solutions.    We offer solutions to help our customers manage heat in high performance applications, such as RF/Microwave, and address thermal and signal integrity requirements in high power wireless products. Our manufacturing facilities support the integration of metal heat sinks with printed circuit boards, as well as other processes for managing thermal issues.

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

Markets and Customers

Our customers include leading OEMs in the electronics industry. Our five largest OEM customers during fiscal 2004, in alphabetical order, were Cisco Systems, Ericsson, Juniper Networks, Motorola and Nokia, which comprised 68% of net sales. Our five largest OEM customers, which vary from year to year, comprised 65% and 60% of our net sales during fiscal 2002 and 2003, respectively. In fiscal 2002, 2003 and 2004, Cisco Systems and Motorola each accounted for more than 10% of our net sales. While approximately 16% of our net sales in fiscal 2004 were attributed to OEM customers domiciled outside the United States, 35% of net sales related to products shipped outside of the United States, primarily to electronic manufacturing service providers, as directed by our OEM customers. See Note 12 to the financial statements included in this report for information by geographical area. Because we have significant foreign sales and intend to expand our global presence, we are subject to political, economic and other risks we do not face in the domestic market.

Sales attributed to OEMs include sales made through their electronic manufacturing service providers. Approximately 51%, 61% and 67% of our net sales were through electronic manufacturing service providers in fiscal 2002, 2003 and 2004, respectively. Although our contractual relationship is with the electronic manufacturing service provider, most of our shipments to electronic manufacturing service providers are directed by OEMs who negotiate product pricing and volumes directly with us. We are increasingly seeing this type of outsourcing by many of our OEM customers. The top electronic manufacturing service providers to which we shipped our product in fiscal 2004 were Benchmark Electronics, Celestica, Flextronics, Jabil Circuit, Plexus, Sanmina-SCI and Solectron. In addition, we are on the approved vendor list of several electronic manufacturing service providers and continue to be awarded incremental discretionary orders directly from certain electronic manufacturing service providers. We expect these discretionary orders to increase in the future as we strengthen our direct relationships with these electronic manufacturing service providers.

The following table shows, for the periods indicated, the percentage of our net sales to the principal end markets we serve in the electronics industry:

	Fiscal Years
	2004	2003	2002
End markets:
Communications	82%	76%	76%
High-end Computing	7	13	12
Test and Measurement	6	7	10
Other	5	4	2

Total	100%	100%	100%

Sales in the communications end market represented a larger percentage of sales in fiscal 2004 compared to fiscal 2003 and 2002, reflecting a further increase in the number of our communications customers. We have identified the communications end market as a primary area for growth and we continue to add new customers in this end market.

Sales and Marketing

We market our products and services through a field-based direct sales force, field application engineers, manufacturers’ representative firms and customer service personnel. We employ field application engineers in regions across North America and Europe, who serve as the technical interface between us and customers’ design engineering teams. Our field application engineers provide technical design assistance including information and modeling data to help assure that the customer’s final printed circuit board design meets the customer’s electrical performance requirements and cost goals and design guidelines for manufacturability. We believe this collaboration of our engineers with our customers’ designers provides us with a significant competitive advantage.

We have expanded our direct sales force and customer service support with a presence in North America, Europe and China. We have employed a business manager and a field application engineer in the Netherlands and a customer service manager in Shuzhou, China. Our efforts to increase our global presence have already provided us with new customers, such as Ericsson, Fujitsu Siemens Computers and Nokia. We have also expanded the number of our independent manufacturers’ representatives to provide stronger market penetration in portions of the United States and Europe.

Due to the high technology level of the printed circuit boards we produce, our sales force along with our field application engineers frequently develop close relationships with our OEM customers to assist in the earliest development and design phases. This close relationship continues throughout all stages of production. We also target our sales efforts towards accessing new discretionary business directly from electronic manufacturing service providers.

Supplier Relationships

We have strong relationships with certain suppliers of raw materials and services to reduce the lead times associated with our acquisition of these materials and services and to reduce inventory carrying costs, enhance the quality and reliability of the supply of materials and reduce our transportation and other logistics costs. For example, Matsushita Electronics Materials, a key laminate supplier, operates a factory producing standard and high performance laminates adjacent to our facility, although not all of our suppliers have similar geographic proximity to us. Isola Laminate Systems Corp., another laminate supplier, offers just-in-time delivery of high-performance materials utilizing a distribution warehouse on our Forest Grove campus. In addition, Mania Technologie, Inc. USA provides on-site electrical test services and Micron Laser Technology, Inc. provides on-site laser drilling services at our facility.

Manufacturing and Technology

Our printed circuit boards typically employ various combinations of high layer counts, advanced materials, precision cavities, embedded passives, narrow circuit widths and separations of copper traces, and small diameter holes, called “vias” and “microvias,” which connect internal circuitry. Our average layer count, which is a widely used indication of manufacturing sophistication, was 13.7 in fiscal 2004. Additionally, many of our printed circuit boards employ advanced high performance materials that offer electrical, thermal and long-term reliability advantages over conventional materials, such as high temperature composite materials for use primarily in wireless infrastructure applications, and we have significant expertise in developing advanced manufacturing techniques for processing these materials.

The increasing complexity of electronic products has driven technological advancements in printed circuit boards and has placed increasingly difficult demands on the manufacturing process. We have invested in production technology to manufacture dense multi-layer printed circuit boards utilizing advanced fabrication processes and high performance materials in volume production, with a high level of reliability. We employ numerous advanced manufacturing techniques and systems, including automated imaging systems, automated optical inspection, computer controlled hot oil vacuum lamination, high-speed computer controlled drilling and routing, automated registration optimizers, periodic reverse pulse copper plating, photoimageable solder mask processing, dual-sided access electrical testing and automated surface coating.

We generally receive circuit designs directly from our customers in the form of electronic data files, which we review using our front-end engineering capabilities to ensure data accuracy and product manufacturability. Using these electronic files, we generate images of the circuit patterns that we develop on individual circuit board layers using advanced photographic processes. Through a variety of plating and etching processes, we selectively add and remove conductive materials forming horizontal layers of thin traces or circuits, which are separated by insulating material. A finished multi-layer printed circuit board consists of a number of layers of circuitry laminated together using intense heat and pressure under vacuum. Vertical connections between layers are achieved by plating vias, which are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy. We specialize in high layer printed circuit boards with extremely fine geometries and tolerances. Because of the tolerances involved, we use clean rooms for certain manufacturing processes, in which tiny particles might otherwise create defects on the circuit patterns, and use automated optical inspection systems to ensure consistent quality.

To organize and track our orders, materials and processes, we have developed a proprietary integrated manufacturing support system called the Computer On-Line Loading and Tracking system, or “COLT.” This system tracks all phases and aspects of shop-floor production in real time to deliver crucial information to every decision point. Our lab analysis system, which integrates with COLT, helps us analyze and continually improve our products and processes using online statistical process control tools.

Competition

We believe our major competitors are U.S. and international independent producers that manufacture multi-layer printed circuit boards, provide backplane and other electronic assemblies and offer quick-turn services, such as Dynamic Details Inc., Multek (a division of Flextronics International Ltd.), Sanmina-SCI, TTM Technologies, Inc., Tyco International Ltd. and ViaSystems, Inc.

We believe that our ability to compete successfully depends upon a number of factors, including our technological capability; our product quality; our responsiveness to customers in delivery and service; our manufacturing capabilities and capacity; and our pricing.

Backlog

Our 90-day backlog was approximately $19.8 million at the end of fiscal 2004 and $11.9 million at the end of fiscal 2003. A substantial portion of our backlog is typically scheduled for delivery within 60 days.

Patents and Other Intellectual Property

Although we seek to protect certain proprietary technology and other intangible assets, we believe our business depends on our effective execution of fabrication techniques and our ability to improve our manufacturing processes. We generally enter into confidentiality and non-disclosure agreements with our employees, consultants and customers, as needed, and generally limit access to and distribution of our proprietary information and processes. Nevertheless, we cannot be sure that the steps taken by us will prevent the misappropriation of our technology and processes. Furthermore, effective proprietary process protection may not be available or may be limited in China or other foreign countries.

Environmental Matters

We are required to comply with federal, state, county and municipal regulations regarding protection of the environment. Printed circuit board manufacturing requires the use of a variety of materials, including metals and chemicals. As a result, we are subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as air quality regulations. Water used in our manufacturing process must be treated to remove heavy metals and neutralized before it can be discharged into the municipal sanitary sewer system. We operate and maintain effluent water treatment systems under effluent discharge permits issued by authorized governmental agencies. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. Certain waste materials and byproducts generated by our manufacturing processes are either processed by us or sent to third parties for recycling, reclamation, treatment or disposal. During fiscal 2004, our Forest Grove facility obtained certification to the ISO 14001 International Standard for Environmental Management Systems. Maintenance of this certification requires the systematic performance of certain environmental related business activities intended to maintain appropriate focus on environmental goals which include commitment to emvironmental compliance, prevention of pollution, and continuous improvement, among others. It is our intention to obtain certification to the standard for our Wood Village facility later this year. We believe our environmental management complies with environmental requirements in all material respects.

Employees

As of May 31, 2004, we had a total of 1,407 workers, of which 1,148 were regular employees and 259 were temporary workers. None of our employees is represented by a labor union. We have never experienced an employee-related work stoppage and we believe our relationship with our employees is good, although, like most manufacturing companies, we have from time to time experienced employment related claims.

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

We manufacture our products on our 73-acre Forest Grove, Oregon campus, which includes approximately 248,000 square feet of manufacturing and warehouse facilities and approximately 62,500 square feet of training and administration facilities, and on our Wood Village, Oregon campus, which includes approximately 90,000 square feet of manufacturing space. We own the Forest Grove facility and lease the Wood Village facility under an operating lease. Our Forest Grove facility is certified under the ISO 9001:2000 quality assurance model. This certification requires that we meet standards related to management, production and quality control, among others. We are operating our Wood Village facility in compliance with ISO 9001:2000 certification standards and expect to undergo ISO 9001:2000 certification review for that facility in September 2004. We use total quality management systems to meet the highest industry standards for product quality.

ITEM 3.	LEGAL PROCEEDINGS.

In June and July 2004, several class action complaints were filed in the United States District Court for the District of Oregon against Merix and certain of our executive officers and directors. Each of the complaints alleges that the defendants violated the federal securities laws by making certain alleged false and misleading statements. The plaintiffs seek unspecified damages on behalf of purported classes of purchasers of our securities during the period from July 1, 2003 through May 13, 2004. We intend to vigorously defend ourselves.

On July 2, 2004, two separate shareholder derivative complaints were filed, purportedly on behalf of Merix, in the Circuit Court for the State of Oregon, County of Multnomah, against our executive officers and directors. The complaints also name Merix as a nominal defendant. The complaints seek unspecified damages from the defendants, as well as the derivative plaintiffs’ attorney fees and costs, based on alleged breaches of fiduciary duties and mismanagement by the defendants.

A potential loss or range of loss that could arise from these complaints is not estimable or probable at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our stockholders during the fourth quarter of fiscal 2004.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers:

Executive Officers	Age	Position
Mark R. Hollinger	46	Chairman, Chief Executive Officer and President
Janie S. Brown	59	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Daniel T. Olson	49	Senior Vice President, Sales and Marketing
Anaya K. Vardya	41	Senior Vice President, Operations

Mark R. Hollinger was elected to our Board of Directors in May 1999 and has been the Chairman since September 2001. Mr. Hollinger has served as Chief Executive Officer of Merix since September 1999 and as President since May 1999. He joined Merix in September 1997 as Senior Vice President, Operations and served as Chief Operating Officer from August 1998 to September 1999. Prior to joining Merix, he spent three years as Vice President of Operations at Continental Circuits Corporation. His experience also includes more than a decade at IBM where he served in a variety of manufacturing positions. Mr. Hollinger also serves on the Board of Directors of SimpleTech, Inc.

Janie S. Brown has served as Senior Vice President since January 2001, Secretary since September 1999, Chief Financial Officer since August 1998 and Treasurer since September 1997. Ms. Brown served as Vice President from April 1996 to January 2001 and as Corporate Controller from June 1995 until August 1998. From September 1982 until joining Merix in 1995, Ms. Brown held various positions, including audit partner, with Deloitte & Touche LLP. Ms. Brown currently serves as a member of the Advisory Board of PACCESS.

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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Nasdaq National Market under the symbol “MERX.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal year 2004:
Quarter 4	$25.15	$9.30
Quarter 3	28.54	16.35
Quarter 2	21.35	12.01
Quarter 1	12.48	5.46

Fiscal year 2003:
Quarter 4	$5.75	$3.50
Quarter 3	12.28	4.80
Quarter 2	10.60	7.10
Quarter 1	18.48	5.60

On July 26, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $8.84 per share. As of July 26, 2004, there were approximately 120 shareholders of record and approximately 6,300 beneficial shareholders of our common stock.

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

ITEM 6.	SELECTED FINANCIAL DATA.

	2004	2003		2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$156,400	$94,573		$86,500	$183,900	$155,872
Net income (loss)	28	(30,083	)(1)	(9,580)	26,597	7,458
Basic net income (loss) per share	$—	$(2.07	)(1)	$(0.68)	$1.96	$0.76	(2)
Diluted net income (loss) per share	$—	$(2.07	)(1)	$(0.68)	$1.84	$0.72	(2)

Balance Sheet Data:
Working capital	$139,117	$52,126	(1)	$59,645	$65,970	$73,540
Total assets	250,181	141,560	(1)	161,202	175,687	159,306
Long-term debt, less current portion	25,000	25,000		16,000	16,000	25,150
Shareholders’ equity	198,415	104,442	(1)	132,799	134,194	101,731

(1)	Reflects a $16.6 million charge to establish a valuation allowance on deferred tax assets recorded in the fourth quarter of fiscal 2003. See Note 9 to the financial statements included in this report.
(2)	Restated for the three-for-two stock split effected August 25, 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading manufacturer of technologically advanced printed circuit boards for use in sophisticated electronic equipment. Our principal products are complex multi-layer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems.

During the sustained industry downturn in recent years, we continued to advance the technology of our printed circuit boards and enhance our quick-turn and premium services capabilities. We added a significant number of new customers and many new programs with existing customers. We broadened our international footprint with the establishment of a sales presence in Europe and China. We focused on reducing our cost structure and improving productivity throughout our operations. We began production in our Wood Village facility in the fourth quarter of fiscal 2004 and we continue to invest in capital equipment at our Forest Grove and Wood Village facilities. We expect the first phase of our expansion to increase our production capacity by 50% when production is fully ramped and to significantly enhance our quick-turn and premium services capabilities. Due to a leveling of demand during the fourth quarter of fiscal 2004, the second and final phase of our expansion has been deferred until we see indications of further strength in demand. When fully implemented, we expect that our expansion will double our production capacity from fiscal 2003 levels.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; (iii) and the reported amounts of sales and expenses during the reporting period. On an on-going basis, we evaluate and update our estimates and judgments, including those related to the collectability of accounts receivable, realizability of inventories, impairment of long-lived assets, amount of warranty obligations and valuation of deferred income tax assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions. We believe the following critical accounting policies, among other policies, affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition and Accounts Receivable

We recognize revenue upon the shipment of our products to the customer provided that we have received a purchase order, the price is fixed, title has transferred, product returns are reasonably estimable, collection of the resulting receivable is reasonably assured, there are no customer acceptance requirements and there are no remaining significant performance obligations. We maintain an allowance for estimated sales adjustments based on historical experience. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This estimate is based on historical experience, current economic and industry conditions and the profile of our customer mix. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

Income Taxes

We account for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. An adjustment to deferred tax assets is charged to income in the period such a determination is made. In fiscal 2003, we initially recorded a full valuation allowance against our deferred tax assets because of operating losses. Our financial results in fiscal 2004 supported maintaining a full valuation allowance and we have adjusted the valuation allowance accordingly. If and when we return to profitability, we will reverse the valuation allowance against the deferred tax assets, which will result in a reduction of income tax expense.

Results of Operations

Results of operations information in thousands of dollars and as a percentage of net sales are as follows:

	Years Ended May 31,			Percentage of Net Sales
	2004	2003	2002	2004	2003	2002
Net sales	$156,400	$94,573	$86,500	100.0%	100.0%	100.0%
Cost of sales	136,425	96,972	87,080	87.2	102.5	100.7

Gross profit (loss)	19,975	(2,399)	(580)	12.8	(2.5)	(0.7)
Operating expenses:
Engineering	6,047	6,152	5,665	3.9	6.5	6.5
Selling, general and administrative	12,773	11,297	11,180	8.2	12.0	12.9
Restructuring and related activities	—	2,052	—		2.2	—

Total operating expenses	18,820	19,501	16,845	12.1	20.7	19.4

Operating income (loss)	1,155	(21,900)	(17,425)	0.7	(23.2)	(20.1)
Interest income	728	1,081	2,015	0.5	1.1	2.3
Interest expense	(1,636)	(1,708)	(620)	(1.0)	(1.8)	(0.7)
Other expense, net	(219)	(971)	(686)	(0.2)	(0.9)	(0.8)

Income (loss) before taxes	28	(23,498)	(16,716)	—	(24.8)	(19.3)
Income tax (expense) benefit	—	(6,585)	7,136	—	7.0	8.2

Net income (loss)	$28	$(30,083)	$(9,580)	0.0%	(31.8)%	(11.1)%

Comparison of Fiscal Years 2004 and 2003

Net sales

Our net sales in fiscal 2004 were $156.4 million, an increase of 65% from net sales of $94.6 million in fiscal 2003. This increase was primarily due to an increase in unit shipments and an increase in average pricing.

Unit shipments were 60% higher in fiscal 2004 than in fiscal 2003. The increase in volume was the result of increased end market demand as well as new program gains from existing customers and the addition of new customers. We believe end market demand increased primarily due to the economic expansion of the markets we serve, particularly the communications market. We believe that we have been successful in increasing our customer base and obtaining new programs from existing customers due to the efforts of our sales force as well as our strategy of expanding our state-of-the-art manufacturing capabilities, including the enhancement of our quick-turn and premium services business. We also believe that increased unit shipments are partially the result of the elimination of some of our competitors’ capacity due to permanent plant closures. We experienced a leveling of customer demand in the fourth quarter of fiscal 2004 and do not expect volumes to continue to increase in fiscal 2005 at the rate experienced in fiscal 2004.

Average pricing decreased throughout fiscal 2003 as a result of changes in our product mix and competitive pricing pressures in our industry. Average pricing increased throughout fiscal 2004 primarily as a result of mix changes, including increased demand for premium services and for products incorporating high-speed laminate materials, and overall price increases as manufacturing capacity utilization in the printed circuit board industry improved. Product mix changes affect average pricing as pricing on circuit boards varies significantly based on board complexity, materials used and assembly requirements. In general, average pricing is higher for boards that utilize high-speed laminate materials or thermal management solutions because these boards use higher cost materials.

Net sales of quick-turn and premium services (products that we sell at a premium over our standard base price as a result of rapid prototype and pre-production manufacturing or compressed lead-time volume orders)

represented 40% of net sales in fiscal 2004 compared to 27% in fiscal 2003. Net sales of quick-turn and premium services in fiscal 2004 included higher levels of both prototype and compressed lead-time volume orders, while net sales of quick-turn and premium services in fiscal 2003 consisted principally of prototype and pre-production orders. We believe the level of prototype orders increased due to our focus on growing this business. In the first three quarters of fiscal 2004 compressed lead-time volume orders increased rapidly as a result of higher customer demand combined with longer standard lead-times. In the fourth quarter of fiscal 2004 compressed lead-time volume sales declined as a percentage of net sales relative to the prior three quarters due to a shortening of standard lead-times and a decline in demand for these services. Although we expect our quick-turn prototype sales to continue to increase, we expect our compressed lead-time volume sales to fluctuate from quarter to quarter, which will result in fluctuations in the percentage of our net sales from these services.

Sales in the communications end market represented 82% and 76% of our net sales in fiscal 2004 and 2003, respectively. The increase in net sales in the communications end market is due largely to a strengthening of that industry, which we believe grew faster than the other end markets we serve. Communications is our primary focus and we continue to add new customers in this end market.

Sales attributed to our five largest OEM customers comprised 68% and 60% of our net sales in fiscal 2004 and 2003, respectively. Two OEM customers accounted for more than 10% of our net sales in fiscal 2004 and 2003. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future.

Sales attributed to our OEM customers include sales made through the OEM’s electronic manufacturing service providers. We expect sales to OEMs through their electronic manufacturing service providers to continue to represent a significant portion of our net sales. Approximately 67% and 61% of our net sales were made to our OEM customers’ electronic manufacturing service providers in fiscal 2004 and 2003, respectively. Most of our shipments to electronic manufacturing service providers are directed by OEMs who negotiate product pricing and volumes directly with us. On a period to period basis, shipments to electronic manufacturing service providers will vary depending on sales mix and customer mix. In addition, we are on the approved vendor list of several electronic manufacturing service providers and continue to be awarded incremental discretionary orders directly from them.

Our 90-day backlog was approximately $19.8 million at the end of the fourth quarter of fiscal 2004 and $11.9 million at the end of fiscal 2003. A substantial portion of our backlog is normally scheduled for delivery within 60 days.

Gross margin

Gross margin as a percentage of net sales was positive 12.8% in fiscal 2004 and negative 2.5% in fiscal 2003. The increase in gross margin was primarily due to an increase in manufacturing capacity utilization, a lower variable cost structure, increased productivity and a higher margin sales mix, partially offset by increased fixed costs. Manufacturing capacity utilization improved due to increased demand, which enhances gross margin because fixed costs are spread over a higher number of units produced, decreasing the cost per unit. The lower variable cost structure primarily resulted from reductions in supplier pricing for materials and other cost reduction actions. Restructuring and related activities, which were primarily completed in the third quarter of fiscal 2003, generated cost savings compared to the prior year, but were offset by the increased costs associated with resuming the expansion of the Wood Village manufacturing facility beginning in the second quarter of fiscal 2004 and the ramping of production in that facility in the fourth quarter of fiscal 2004. Increased productivity reflects a higher level of output per headcount. A shift to a higher margin sales mix is the result of changes in customer demand, including higher levels of quick-turn and premium services revenue. We have begun to see increases in the costs of raw materials and expect further price increases in fiscal 2005. We expect our customers to resist absorbing increased material costs in the form of higher prices for our products.

Engineering

Engineering expenses were $6.0 million, or 3.9% of net sales, in fiscal 2004 compared to $6.2 million, or 6.5% of net sales, in fiscal 2003. The decrease in engineering expenses is primarily due to the capitalization of qualified internal engineering costs related to our capacity expansion project in fiscal 2004, offset by an increase in incentive compensation.

Selling, general and administrative

Selling, general and administrative expenses were $12.8 million, or 8.2% of net sales, and $11.3 million, or 12.0% of net sales, in fiscal 2004 and fiscal 2003, respectively. The increase in selling, general and administrative expense primarily resulted from increased headcount in the sales organization, higher incentive compensation, and higher commissions to outside sales firms. In addition, in the fourth quarter of fiscal 2004 we accrued $450,000 of legal fees to defend pending securities class action claims.

Restructuring and Related Activities

During the third quarter of fiscal 2003, we executed a restructuring plan that consisted of a voluntary layoff and the relocation of certain operations. The relocation had a positive impact on our cost structure, cycle time and productivity. In addition, we recorded a related charge for impaired assets that resulted from the restructuring. The plan was substantially completed during the third quarter of fiscal 2003 and a charge of $2.1 million was recorded during the year for restructuring and related activities.

Interest Income

Interest income decreased to $728,000 in fiscal 2004 from $1.1 million in fiscal 2003 due to a lower yield on investment balances as a result of lower interest rates.

Interest Expense

Interest expense declined slightly to $1.6 million in fiscal 2004 from $1.7 million in fiscal 2003 and primarily relates to interest on the $25.0 million convertible debenture.

Other Expense, Net

Other expense, net, decreased to $219,000 in fiscal 2004, compared to $971,000 in fiscal 2003, primarily due to certain non-operating charges for outside services recorded in fiscal 2003.

Income taxes

The provision for income taxes for fiscal 2003 of $6.6 million was primarily the result of a $16.6 million charge to income tax expense recorded in the fourth quarter of fiscal 2003, representing a valuation allowance against our deferred tax assets that we established as a result of an accumulation of net operating losses. See Note 9 to the financial statements included in this report. Our effective income tax rate was zero for fiscal 2004 due to adjustments to a valuation allowance against deferred tax assets. We incurred additional net operating tax losses in fiscal 2004 and we increased our gross deferred tax asset and the corresponding valuation allowance, which resulted in no income tax benefit or expense for the year.

The internal revenue code limits the amount of otherwise taxable income that may be offset by net operating loss carryforwards if certain changes in stock ownership occur, including certain changes in ownership of stock by passive institutional investors. If those changes in ownership of our stock have occurred or occur in the future, we may be limited in the amount of net operating loss carryforwards that we can use in any given year to reduce our income subject to tax.

Comparison of Fiscal Years 2003 and 2002

Net Sales

Net sales were $94.6 million in fiscal 2003, an increase of 9.3% from net sales of $86.5 million in fiscal 2002. The increase in net sales resulted from an increase in unit shipments that offset lower average pricing. Unit shipments were 46% higher in fiscal 2003 compared to fiscal 2002. The increase in unit shipments is largely due to shipments to new customers and partly due to a higher level of orders from existing customers. Volume gains were partially offset by a 24% decrease in average pricing in fiscal 2003 compared to fiscal 2002. The decrease in average pricing is a result of product mix changes as well as competitive pressures on pricing for both quick-turn and volume orders. Net sales of quick-turn and premium services comprised 27% of net sales in fiscal 2003, compared to 34% in fiscal 2002. The decrease in quick-turn and premium services revenue as a percent of sales primarily reflected a decline in market pricing for quick-turn prototype orders and an increase in volume sales in fiscal 2003. Quick-turn revenue in both fiscal 2003 and fiscal 2002 consisted principally of quick-turn prototype and pre-production orders, as opposed to compressed lead-time volume orders.

Sales in the communications end market represented 76% of sales in fiscal 2003 and 2002. Sales to our five largest OEM customers comprised 60% of our net sales in fiscal 2003, compared to 65% in fiscal 2002. Approximately 61% and 51% of our net sales were made to our OEM customers’ electronic manufacturing service providers in fiscal 2003 and 2002, respectively. Two customers each accounted for more than 10% of our net sales in fiscal 2003 and 2002.

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

Restructuring and Related Activities

During the third quarter of fiscal 2003, we executed a restructuring plan that consisted of a voluntary layoff and the relocation of certain operations. The relocation had a positive impact on our cost structure, cycle time and productivity. In addition, we recorded a related charge for impaired assets that resulted from the restructuring. The plan was substantially completed during the third quarter of fiscal 2003 and a charge of $2.1 million was recorded during the year for restructuring and related activities.

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

Liquidity and Capital Resources

At the end of fiscal 2004, we had $124.5 million in cash and cash equivalents. The principal source of liquidity in fiscal 2004 was the proceeds from a public offering of our common stock that we completed in the third quarter of fiscal 2004. Additional sources of liquidity included proceeds from employee exercises of stock options and cash provided by operating activities. In fiscal 2004, we used cash principally to finance capital expenditures and fund net working capital. We anticipate that these uses of our cash will continue in the future.

Cash provided by operating activities for fiscal 2004 was $1.9 million, compared to cash used in operations of $10.7 million in fiscal 2003. Our operating cash flow of $1.9 million for fiscal 2004 primarily reflects net income of $28,000, adjusted for $10.6 million of depreciation and amortization, offset by a net increase in working capital accounts of $10.8 million, excluding cash and cash equivalents and short-term investments. The increase in working capital, excluding cash and investments, is primarily the result of an increase in accounts receivable and inventory, partially offset by an increase in accounts payable and accrued compensation. The increase in these accounts was primarily caused by increased sales and production activity from fiscal 2003 to fiscal 2004.

Cash used in investing activities in fiscal 2004 was $12.2 million, primarily $13.7 million used for capital expenditures for manufacturing equipment and the early buy-out of equipment under an operating lease, offset by $1.5 million from the maturity of short-term investments. In connection with our exercise of the buy-out option under our operating lease, in the second quarter of fiscal 2004, we paid the lessor $1.5 million to purchase the equipment under lease and terminated the lease. At the end of fiscal 2004, we had firm capital commitments of approximately $9.0 million relating to the purchase of manufacturing equipment, including equipment for our Wood Village facility.

Cash provided by financing activities in fiscal 2004 was $92.3 million compared to $7.9 million in the prior year. Our net cash flow from financing activities for fiscal 2004 reflects net proceeds of $87.7 million from a public offering of 3,700,000 shares of our common stock at a price of $25.21 per share, less offering costs and underwriting discounts, that was completed in the third quarter of fiscal 2004 and $4.6 million of proceeds from the exercise of employee stock options.

We lease our 90,000 square foot Wood Village manufacturing facility under an operating lease. Monthly lease payments escalate at specific points over the minimum ten-year term of the lease. Outstanding minimum lease payments at the end of fiscal 2004 totaled $4.1 million. Payments on the initial term of the lease extend through July 2011 and we have the option to extend the term of the lease for three consecutive periods of five years each.

The following summarizes contractual obligations for Merix at the end of fiscal 2004 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Convertible debenture	$25,000	$—	$—	$25,000	$—
Operating leases	4,366	611	1,241	1,201	1,313
Purchase obligations	8,967	8,967	—	—	—
Expected cash payments, adjusted for inflation, for asset retirement obligation	1,741	—	—	—	1,741

Total	$40,074	$9,578	$1,241	$26,201	$3,054

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

We are dependent upon the electronics industry, which has historically suffered significant downturns in demand resulting in excess manufacturing capacity and increased price competition within our industry.

The electronics industry, on which our business depends, has historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. Although the industry has seen improvement from the latest significant downturn, the industry may continue to experience relatively low demand and continued price depression and is likely to experience recessionary periods in the future. The economic conditions affecting the electronics industry, in general, or any of our major customers, in particular, have adversely affected our operating results and may continue to do so in the future. For example; our revenues declined from $183.9 million in fiscal 2001 to $86.5 million in fiscal 2002 due to these factors.

The electronics industry is characterized by intense competition, rapid technological change, relatively short product life-cycles and pricing and margin pressures. When these factors adversely affect our customers, we suffer similar effects. Our customers are primarily high-technology equipment manufacturers in the communications, high-end computing and test and measurement end markets of the electronics industry. Due to the uncertainty in the markets served by most of our customers, we cannot accurately predict our future financial results or accurately anticipate future orders. At any time, our customers can discontinue or modify products containing components manufactured by us, adjust the timing of orders and shipments or affect our mix of net sales generated from quick-turn and premium services versus standard lead time production, any of which could adversely affect our results of operations.

Because we do not have long-term contracts with our customers, we are subject to uncertainties and variability in demand and product mix by our customers, which could decrease net sales and negatively affect our operating results.

As is common in our industry, we generally do not have long-term contracts with our customers, and, consequently, our net sales are subject to short-term variability in demand by our customers. Customers have no obligation to order from us and may cancel, reduce or delay orders for a variety of reasons. The level and timing of orders placed by our customers vary due to:

•	fluctuation in demand for our customers’ products;

•	changes in customers’ manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of printed circuit board manufacturers used;

•	customers’ inventory management;

•	changes in customers’ requirement for quick-turn and premium services; and

•	changes in new product introductions.

We have experienced terminations, reductions and delays in our customers’ orders. Further terminations, reductions or delays in our customers’ orders could lower our production asset utilization, which would lower our gross margins, decrease our net sales and negatively affect our business.

Lower sales may cause gross margins and operating results to decrease because many of our operating costs are fixed.

A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders. If we do not receive orders as anticipated, our operating results will be adversely affected. Revenue shortfalls resulting from decreased demand for our products have historically resulted in an underutilization of our installed capacity and, together with adverse pricing, have decreased our gross margins. Future decreases in demand or pricing may decrease our gross margins.

Competition in the printed circuit board market is intense, and we could lose sales if we are unable to compete effectively.

The market for printed circuit boards is intensely competitive, highly fragmented and rapidly changing. We expect competition to persist, which could result in continued reductions in pricing and gross margins and loss of market share. We believe our major competitors are United States and international independent producers that manufacture multi-layer printed circuit boards, provide backplanes and other electronic assemblies, and offer quick-turn services. Those competitors include Dynamic Details Inc., Multek (a division of Flextronics International Ltd.), Sanmina-SCI, TTM Technologies Inc., Tyco International Ltd. and ViaSystems, Inc.

Many of our competitors and potential competitors may have a number of significant advantages over us, including:

•	significantly greater financial, technical, marketing and manufacturing resources;

•	preferred vendor status with some of our existing and potential customers; and

•	larger customer bases.

In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than we can. Consolidation in the printed circuit board industry, which we expect to continue, could result in an increasing number of larger printed circuit board companies with greater market power and resources. Such consolidation could in turn increase pricing and competitive pressures for us. We must continually develop improved manufacturing processes to meet our customers’ needs for complex, high technology products, and our basic interconnect technology is generally not subject to significant proprietary protection. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively. During recessionary periods in the electronics industry, our competitive advantages in providing an integrated manufacturing solution and responsive customer service may be less important to our customers than they are in more favorable economic climates.

Pending or future litigation could have a material adverse impact on our operating results and financial condition.

We are currently subject to legal proceedings and claims, including several securities class action lawsuits and shareholder derivative lawsuits. More lawsuits could be filed against us. See Part I, Item 3, “Legal Proceedings.”

Where we can make a reasonable estimate of any probable liability relating to pending litigation, we record a liability. Although we have created a reserve for some of the potential legal costs associated with litigation currently pending against us, we have not created any reserve for potential liability because we are not able to quantify the potential liability, if any. Even when we record a liability, the amount of our estimates of costs or liabilities could be wrong. Accordingly, our operating results and financial condition could be adversely affected. In addition to the direct costs of litigation, pending or future litigation could divert management’s attention and resources from the operation of our business. Accordingly, our operating results and financial condition could be adversely affected.

If production capabilities increase in Asia, where production costs are lower, we may lose market share and our gross margins may be adversely affected by increased pricing pressure.

Price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the printed circuit board markets in which we compete. While printed circuit board manufacturers in these locations have historically competed primarily in markets for less technologically advanced products, they are expanding their manufacturing capabilities to produce higher layer count, higher technology printed circuit boards. As a result of these factors, competitors in Asia may be able to effectively compete in our market segment, which may force us to lower our prices, reduce our gross margins or decrease our net sales.

Because a small number of customers account for a substantial portion of our net sales, our net sales could decline significantly if we lose a major customer or if a major customer orders fewer of our products or cancels or delays orders.

Historically, we have derived a significant portion of our net sales from a limited number of customers. Our top five OEM customers, which vary from year to year, represented 65%, 60% and 68% of our net sales in fiscal 2002, 2003 and 2004, respectively. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce our net sales.

Some of our customers are relatively small companies, and our future business with them may be significantly affected by their ability to continue to obtain financing. If they are unable to obtain adequate financing, they will not be able to purchase products, which, in the aggregate, would adversely affect our net sales.

If we do not effectively manage the expansion of our operations, our business may be harmed, and the increased costs associated with the expansion may not be offset by increased net sales.

We constructed a 90,000 square foot leased manufacturing facility located in Wood Village, Oregon, and began production at that facility in the fourth quarter of fiscal 2004. In addition, we continue to expand capacity at our Forest Grove facility. Start-up of the Wood Village facility and capacity expansion at the Forest Grove facility expose us to significant start-up risks including:

•	delays in receiving and installing required manufacturing equipment;

•	inability to retain management personnel and skilled employees, or labor shortages in general;

•	difficulties scaling up production;

•	challenges in coordinating management of operations and order fulfillment between our Wood Village and Forest Grove facilities;

•	a need to improve and expand our management information systems and financial controls to accommodate our expanded operations;

•	incurrence of cost overruns; and

•	shortfalls in production volumes as a result of unanticipated start-up or expansion delays that could prevent us from meeting our customers’ delivery schedules or production needs.

The success of our expansion efforts at our Wood Village and Forest Grove facilities will depend upon our ability to expand, train and manage our employee base. In connection with our expansion efforts, we expect to hire additional workers. If we are unable to attract and train new workers, or manage our expanding employee base effectively, our ability to fulfill orders to customer specifications in a timely manner may be impaired. If we are unable to effectively expand, train and manage our expanding employee base, our business and results of operations could be adversely affected.

In addition, we will incur new fixed operating expenses and increased depreciation expenses associated with the start-up of Wood Village and capital acquisitions at Forest Grove. If our net sales do not increase sufficiently to offset these expenses, our results of operation may be adversely affected. We have recently seen a leveling in demand and have deferred further increases in theses expenses until demand strengthens. If demand for our products does not meet anticipated levels, the value of the expanded facilities could be significantly impaired, which would adversely affect our results of operation and financial condition.

We rely on suppliers for the timely delivery of materials used in manufacturing our printed circuit boards, and an increase in industry demand or a shortage of raw materials may increase the price of these raw materials and limit our ability to manufacture certain products.

To manufacture our printed circuit boards, we use materials such as laminated layers of fiberglass, copper foil and chemical solutions that we order from our suppliers. Suppliers of laminates and other raw materials that we use may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could adversely affect our ability to deliver our products on a timely basis. Some of our products use types of laminates that are only available from a single supplier that holds a patent on the material. Although other manufacturers of advanced printed circuit boards also must use the single supplier and our OEM customers determine the type of laminates used, a failure to obtain the material from the single supplier for any reason may cause a disruption, and possible cancellation, of orders for printed circuit boards using that type of laminate, which in turn would cause a decrease in our net sales. We have begun to see increases in the costs of raw materials and expect further price increases in fiscal 2005. We expect our customers to resist absorbing increased material costs in the form of higher prices for our products.

Products we manufacture may contain manufacturing defects, which could result in reduced demand for our services and liability claims against us.

We manufacture highly complex products to our customers’ specifications. These products may contain manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or materials failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction in or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers’ businesses, errors, defects or other performance problems could result in financial or other damages to our customers beyond the cost of the printed circuit board, for which we may be liable. In addition, certain of our products are used in applications, such as aircraft, where failure could have devastating effects on end users. Although sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend. Although we maintain a warranty reserve, this reserve may not be sufficient to cover our warranty or other expenses that could arise as a result of defects in our products.

If we are unable to respond to rapid technological change and process development, we may not be able to compete effectively.

The market for our manufacturing services is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. In addition, the printed circuit board industry could encounter competition from new or revised manufacturing and production technologies that render existing manufacturing and production technology less competitive or obsolete. We may not be able to respond effectively to the technological requirements of the changing market. If we need new technologies and equipment to remain competitive, the development, acquisition and implementation of those technologies and equipment may require us to make significant capital investments. We may not be able to raise additional funds in order to respond to technological changes as quickly as our competitors.

If we lose key management, engineering, sales and marketing and professional services personnel, we could experience reduced sales, delayed product development and diversion of management resources.

Our success depends largely on the continued contributions of our key management, engineering, sales and marketing and professional services personnel, many of whom would be difficult to replace. Although we have employment and non-compete agreements with our key personnel, if one or more members of our senior management or key professionals were to resign, the loss of personnel could result in loss of sales, delays in new product development and diversion of management resources, which would have a negative effect on our business. We do not maintain “key man” insurance policies on any of our personnel.

Our manufacturing process depends on the collective experience of our employees. If these employees were to leave us and take this knowledge with them, our manufacturing process may suffer and we may not be able to compete effectively.

We rely on the collective experience of our employees in the manufacturing process to ensure we continuously evaluate and adopt new technologies. Although we are not dependent on any one employee or a small number of employees involved in our manufacturing process, if a significant number of our employees involved in manufacturing were to leave our employment and we were not able to replace these people with new employees with comparable experience, our manufacturing process could suffer as we may be unable to keep up with innovations in the industry or the demands of our customers. As a result, we may not be able to continue to compete effectively.

We are exposed to the credit risk of some of our customers and as a result of a concentration of our customer base.

Most of our sales are on an “open credit” basis, with standard industry payment terms. We monitor individual customer payment capability in granting open credit arrangements, seek to limit open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. During periods of economic downturn in the global economy and the electronics industry, our exposure to credit risks from our customers increases. Although we have programs in place to monitor and mitigate the associated risk, those programs may not be effective in reducing our credit risks.

Five companies represented approximately 67% of our net trade accounts receivable at May 31, 2004, with individual percentages for those companies ranging from 6% to 35%. Our OEM customers direct our sales to a relatively limited number of electronic manufacturing service providers. Our contractual relationship is typically with the electronic manufacturing service providers, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to electronic manufacturing service providers, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

Because we have significant foreign sales and intend to expand our global presence, we are subject to political, economic and other risks we do not face in the domestic market.

While approximately 7% and 16% of our net sales in fiscal 2003 and 2004, respectively, were attributed to OEM customers domiciled outside of the United States, 24% and 35%, respectively, related to products shipped outside of the United States, primarily to the foreign facilities of electronic manufacturing service providers, as directed by our OEM customers. We expect sales in, and product shipments to, non-U.S. markets to continue to represent a significant portion of our total sales in the future. In addition, we are exploring the feasibility of producing printed circuit boards in China. Our exposure to the business risks presented by foreign economies will increase to the extent we continue to expand our global operations. Global operations subject us to a number of risks, including:

•	inflation or changes in political and economic conditions;

•	logistical, communications and other operational difficulties in managing a global enterprise;

•	potentially adverse tax consequences;

•	restrictions on the transfer of funds into or out of a country;

•	difficulty in attracting and training workers in foreign markets and problems caused by labor unrest;

•	less protection of our proprietary processes and know-how;

•	longer sales cycles;

•	multiple, conflicting and changing governmental laws and regulations;

•	protectionist and trade laws and business practices that favor local companies;

•	price and currency exchange controls; and

•	difficulties in collecting accounts receivable.

Additionally, fluctuations in the strength of the U.S. dollar may provide a price advantage to foreign competitors.

Our failure to comply with environmental laws could adversely affect our business.

Our operations are regulated under a number of federal, state and municipal environmental and safety laws and regulations that govern, among other things, the discharge of hazardous and other materials into the air and water, as well as the handling, storage and disposal of such materials. While we believe that our operations substantially comply with applicable environmental laws, we may violate environmental laws and regulations in the future as a result of our failure to have necessary permits, human error, equipment failure or other causes. If we violate environmental laws, we may be held liable for damages and the costs of investigations and remedial actions and may be subject to fines and penalties, and revocation of permits necessary to conduct our business. Any permit revocations could require us to cease or limit production at one or more of our facilities, and harm our business, results of operations and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend. Our failure to comply with applicable environmental laws and regulations could limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations. Over the years, environmental laws have become more stringent, imposing greater compliance costs and increasing risks and penalties associated with violations. We operate in environmentally sensitive locations and we are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, permitting requirements and material storage, handling or disposal might require a high level of unplanned capital investment, operating expenses or, depending on the severity of the impact of the foregoing factors, costly plant relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may harm our business, results of operations and financial condition.

We are potentially liable for contamination at our current and former facilities as well as at sites where we have arranged for the disposal of hazardous wastes, if such sites become contaminated. These liabilities could include investigation and remediation activities. It is possible that remediation of these sites could adversely affect our business and operating results in the future.

Acquisitions may be costly and difficult to integrate, may divert management resources and may dilute shareholder value.

As part of our business strategy, we may make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or production capacity or that may otherwise offer growth opportunities. In connection with any acquisitions or investments, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	incur debt and assume liabilities that could impair our liquidity;

•	incur amortization expenses related to intangible assets;

•	incur large and immediate write-offs that would reduce net income; or

•	abandon an acquisition effort after incurring significant expenses.

Future acquisitions also could pose numerous additional risks to our operations, including:

•	problems integrating the purchased operations, technologies or products;

•	unanticipated expenses and working capital requirements;

•	achieving sufficient revenues to offset increased expenses associated with acquisitions;

•	diversion of management’s attention from our core business and our expansion efforts;

•	adverse effects on business relationships with our or the acquired company’s suppliers and customers;

•	entering markets in which we have limited or no prior experience; and

•	potential loss of key employees, particularly those of the acquired organization.

Any of these factors could prevent us from realizing anticipated benefits of a future acquisition or investment, including operational synergies, economies of scale and increased profit margins and revenue.

Acquisitions of high-technology companies are inherently risky, and any future acquisition may not be successful. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after the acquisition.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the Securities and Exchange Commission and by the Nasdaq Stock Market, will result in increased costs to us as we evaluate and respond to the new requirements. Although we cannot predict or estimate the amount of the additional costs we may incur to comply with these rules and regulations, or the timing of such costs, our legal and financial compliance costs have increased and we expect them to continue to increase. Our efforts to evaluate and respond to these new requirements could also divert management’s attention from operations and strategic opportunities, which could negatively affect our financial condition and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our funds available for investment. We ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high-credit quality securities. We do not believe that changes in interest rates would have a material effect on our liquidity, financial condition or results of operations.

We do not have interest rate risk in our long-term debt and do not enter into interest rate swap agreements. A change in interest rates would not affect interest expense on the $25.0 million, 6.5% convertible debenture because that instrument bears a fixed rate of interest.

We do not have exposure to foreign exchange risk as all sales are currently denominated in US dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

    Merix Corporation:

In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Merix Corporation (the Company) at May 29, 2004 and May 31, 2003, and the results of its operations and its cash flows for each of the three years in the period ended May 29, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

June 25, 2004, except for Note 16, as to which the date is July 9, 2004

MERIX CORPORATION

BALANCE SHEETS

(In thousands)

	May 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$124,530	$42,451
Short-term investments	—	1,514
Accounts receivable, net of allowance of $926 and $945, respectively	30,051	13,253
Inventories	9,622	6,227
Other current assets	1,312	799

Total current assets	165,515	64,244
Property, plant and equipment, net	84,021	76,376
Other assets	645	940

Total assets	$250,181	$141,560

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,255	$7,316
Accrued compensation	3,997	2,878
Accrued warranty	1,061	892
Other accrued liabilities	2,085	1,032

Total current liabilities	26,398	12,118
Convertible debenture	25,000	25,000
Other long-term liability	368	—

Total liabilities	51,766	37,118

Commitments and contingencies (Notes 15 and 16)	—	—
Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding 2004: 19,068 shares, 2003: 14,650 shares	198,979	104,917
Unearned compensation	(119)	(2)
Accumulated deficit	(445)	(473)

Total shareholders’ equity	198,415	104,442

Total liabilities and shareholders’ equity	$250,181	$141,560

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended May 31,
	2004	2003	2002
Net sales	$156,400	$94,573	$86,500
Cost of sales	136,425	96,972	87,080

Gross profit (loss)	19,975	(2,399)	(580)
Operating expenses:
Engineering	6,047	6,152	5,665
Selling, general and administrative	12,773	11,297	11,180
Restructuring and related activities	—	2,052	—

Total operating expenses	18,820	19,501	16,845
Operating income (loss)	1,155	(21,900)	(17,425)
Interest income	728	1,081	2,015
Interest expense	(1,636)	(1,708)	(620)
Other expense, net	(219)	(971)	(686)

Income (loss) before taxes	28	(23,498)	(16,716)
Income tax (expense) benefit	—	(6,585)	7,136

Net income (loss)	$28	$(30,083)	$(9,580)

Net income (loss) per share:
Basic	$0.00	$(2.07)	$(0.68)
Diluted	$0.00	$(2.07)	$(0.68)
Shares used in per share calculations:
Basic	16,194	14,519	14,081
Diluted	16,830	14,519	14,081

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Unearned Compensation	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at May 31, 2001	13,671	$95,004	$—	$39,190	$134,194
Net loss	—	—	—	(9,580)	(9,580)
Exercise of stock options	717	3,944	—	—	3,944
Tax benefit related to exercise of stock options	—	3,844	—	—	3,844
Issuance of stock under defined contribution plan	23	397	—	—	397

Balance at May 31, 2002	14,411	103,189	—	29,610	132,799
Net loss	—	—	—	(30,083)	(30,083)
Exercise of stock options	60	311	—	—	311
Tax benefit related to exercise of stock options	—	102	—	—	102
Issuance of stock under defined contribution plan	179	1,240	—	—	1,240
Issuance of stock options to non-employees	—	7	(7)	—	—
Amortization of unearned compensation	—	—	5	—	5
Shares surrendered or canceled	—	(2)	—	—	(2)
Compensation expense for modification of stock options	—	70	—	—	70

Balance at May 31, 2003	14,650	104,917	(2)	(473)	104,442
Net income	—	—	—	28	28
Exercise of stock options	593	4,627	—	—	4,627
Issuance of stock under defined contribution plan	97	1,426	—		1,426
Issuance of stock options to non-employees	—	7	(7)	—	—
Issuance of restricted stock to employees	29	305	(305)	—	—
Amortization of unearned compensation	—	—	195	—	195
Shares surrendered or canceled	(1)	(35)	—	—	(35)
Sale of common stock, net	3,700	87,732	—	—	87,732

Balance at May 29, 2004	19,068	$198,979	$(119)	$(445)	$198,415

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended May 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$28	$(30,083)	$(9,580)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	10,598	10,679	10,592
Tax benefit related to exercise of stock options	—	102	3,844
Deferred income taxes	—	6,966	(6,869)
Contribution of common stock to defined contribution plan	1,426	1,240	397
Loss on impairment and disposal of assets	472	1,969	212
Expense for stock based compensation	195	75	—
Other	41	(28)	(81)
Changes in assets and liabilities:
Accounts receivable	(16,798)	(2,445)	5,083
Inventories	(3,395)	(1,220)	1,233
Income tax refund receivable	—	1,693	(364)
Other assets	(518)	449	406
Accounts payable	7,503	996	(2,795)
Accrued compensation	1,119	450	338
Accrued warranty	169	(418)	(173)
Other accrued liabilities	1,085	(1,137)	407

Net cash (used in) provided by operating activities	1,925	(10,712)	2,650

Cash flows from investing activities:
Capital expenditures	(13,684)	(5,194)	(16,809)
Investments
Purchases	—	(1,544)	(5,800)
Maturities	1,514	9,324	40,992
Proceeds from sale of assets	—	8	18

Net cash provided by (used in) investing activities	(12,170)	2,594	18,401

Cash flows from financing activities:
Proceeds from issuance of convertible debenture	—	25,000	—
Principal payments on long-term debt	—	(16,000)	(9,149)
Exercise of stock options	4,627	311	3,944
Proceeds from sale of common stock, net	87,732	—	—
Deferred financing costs	—	(1,376)	—
Reacquisition of common stock	(35)	(2)	—

Net cash provided by (used in) financing activities	92,324	7,933	(5,205)

(Decrease) increase in cash and cash equivalents	82,079	(185)	15,846
Cash and cash equivalents at beginning of year	42,451	42,636	26,790

Cash and cash equivalents at end of year	$124,530	$42,451	$42,636

Supplemental Disclosures:
Cash paid for:
Interest, net of amounts capitalized	$1,629	$1,625	$1,469
Taxes	—	—	1,362

See the accompanying Notes to Financial Statements.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1.    Summary of Significant Accounting Policies

Business

Merix Corporation (“the Company” or “Merix”), an Oregon corporation, was formed in March 1994. The Company is a leading manufacturer of technologically advanced electronic interconnect solutions for use in sophisticated electronic equipment. The Company’s principal products are complex multilayer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The Company provides its products to original equipment manufacturers (“OEM”s) and their electronic manufacturing service providers that use the Company’s products primarily in high-end commercial equipment in the communications, computing, and test and measurement markets. The Company provides its customers with a broad range of products and services including design assistance and engineering services, quick-turn and premium services, volume production, RF/Microwave application products, thermal management solutions and backplanes.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending the last Saturday in May. Fiscal years 2004 and 2002 were 52-week years ended May 29, 2004 and May 25, 2002, respectively. Fiscal year 2003 was a 53-week year ended May 31, 2003. For convenience, all of the Company’s fiscal years are presented as ended on May 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventories, estimated costs of warranty obligations, impairment of long-lived assets, estimated obligation associated with the retirement of assets, estimated legal expenses and valuation of deferred tax assets.

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

Investments

The Company has designated its investments as held-to-maturity. Such investments are reported at amortized cost with associated premium or discount amortized to interest income over the lives of the investments. Short-term investments at May 31, 2003, which have maturities of less than one year, are composed of corporate bonds of $1,514. Amortized cost approximates market value at May 31, 2004.

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

Long-lived Assets

The Company’s long-lived assets are reviewed for impairment when circumstances indicate that the carrying amount may not be recoverable. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon the shipment of its products to the customer provided that the Company has received a purchase order, the price is fixed, title has transferred, collection of the resulting receivable is reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. The Company maintains an allowance for estimated sales adjustments based on historical experience. The Company also maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments, which is based on historical experience, current economic and industry conditions and the profile of our customer mix. The provision for doubtful accounts receivable is recorded at the time revenue is recognized. During fiscal years 2004, 2003 and 2002, bad debt write-offs have been insignificant.

Warranty

The Company generally warrants its products for a period of up to twelve months from the manufacture date. A provision for the estimated cost of the warranty is recorded upon shipment.

Engineering Expense

Expenditures for engineering of products and manufacturing processes are expensed as incurred.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and potentially dilutive shares related to stock options outstanding during the period. Incremental shares of 636,698 for fiscal year 2004, related to outstanding stock options, were included in the

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

calculations of diluted net income per share. The following incremental shares were excluded from the calculation of diluted net income (loss) because including these shares would have been antidilutive:

	May 31,
	2004	2003	2002
Incremental shares related to:
Outstanding stock options	751,833	2,259,967	1,095,458
Convertible debenture	1,287,996	1,287,996	—

Total	2,039,829	3,547,963	1,095,458

Of the stock options outstanding at May 31, 2004, 2003 and 2002, 692,469, 2,280,286 and 551,036, respectively, had exercise prices above the average market price of the underlying common stock for the respective fiscal years.

Comprehensive Income (Loss)

The Company has not had any transactions that affect comprehensive income (loss) for the periods presented, except for net income (loss).

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

Segment Reporting

The Company operates within one business segment as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company uses a single stand-alone production facility to produce similar, customized products for its customers. The Company does have a separate production facility that produces sub-components, but there are no separately identifiable revenues associated with this facility. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team. The Company does not manage under separate profit and loss analysis individual processes or components of its business, nor does it have multiple plants that produce different products. Additionally, the Company has no long-lived assets outside the United States. See Note 12 for revenues from customers domiciled outside the United States and information regarding significant customers.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Compensation.” Under APB No. 25, because the exercise price of stock options granted to date equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Income tax benefits, if any, related to stock option exercises are added to the stated value of common stock. See Note 7.

If the Company had used the fair value based method of accounting for its plans, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Years ended May 31,
	2004	2003	2002
Net income (loss) as reported	$28	$(30,083)	$(9,580)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	188	42	—
Deduct: Total stock based compensation expense determined under the fair value method for all awards, net of tax	(6,040)	(4,837)	(4,069)

Net loss pro forma	(5,824)	(34,878)	(13,649)
Net loss per share, as reported
Basic	$—	$(2.07)	$(0.68)
Diluted	$—	$(2.07)	$(0.68)
Net loss per share, pro forma
Basic	$(0.36)	$(2.40)	$(0.97)
Diluted	$(0.36)	$(2.40)	$(0.97)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No.143 “Accounting for Asset Retirement Obligations” (“FAS 143”), which is effective for fiscal years beginning after June 15, 2002. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted this standard during fiscal 2004 and recorded an asset and a liability equal to the present value of the estimated asset retirement obligation related restoring the Wood Village facility to shell condition upon termination of the lease. The Company also recorded a non-cash charge of $49 in cost of sales related to the cumulative effect of a change in accounting principle.

In January 2003, FASB issued Financial Interpretation Number (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company does not have any interests that would change its current reporting entity or require additional disclosure outlined in FIN No. 46.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

characteristics to be accounted for on a comparable basis. The adoption of SFAS No. 149, which is effective for contracts entered into or modified after June 30, 2003, did not have an effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s results of operations or financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting; revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. The Company adopted the provisions of EITF No. 00-21 for all revenue arrangements entered into after June 15, 2003. The adoption of EITF No. 00-21 did not have an impact on the Company’s results of operations or financial condition. In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. The changes noted in SAB No. 104 did not have an effect on the results of operations, financial position or cash flows.

Note 2.    Inventories

	May 31,
	2004	2003
Raw materials	$1,248	$720
Work in process	6,826	3,471
Finished goods	1,548	2,036

Total	$9,622	$6,227

Note 3.    Property, Plant and Equipment

	May 31,
	2004	2003
Land	$2,190	$2,190
Buildings and grounds	33,071	32,479
Leasehold improvements	16,117	8,847
Machinery and equipment	102,857	83,604
Construction in progress	7,309	20,168

Total	161,544	147,288
Accumulated depreciation	(77,523)	(70,912)

Property, plant and equipment, net	$84,021	$76,376

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company capitalized interest of $942 related to expansion projects in fiscal 2002. Capitalized interest is amortized over the depreciable life of the assets to which it relates. The Company recognized depreciation expense of $10,298, $10,340 and $10,456 in fiscal 2004, 2003 and 2002, respectively.

Note 4.    Convertible Debenture

In the first quarter of fiscal 2003, the Company privately sold a $25,000 6.5% convertible debenture due May 2007. The debenture is unsecured, is convertible into shares of our common stock at a fixed conversion price of $19.41, and is callable after August 2004 if certain conditions are met. There is no principal amortization and the debenture is classified as long-term debt. Interest is payable quarterly, and the debenture contains a put option that entitles the holder to require the Company to redeem the debenture at a price equal to 110% of the principal balance upon a change in control of the Company. This put option will be marked-to-market quarterly and any effect will be shown in the Statement of Operations. There was no effect on the Statement of Operations in fiscal 2003 or fiscal 2004 related to the put option. The Company does not anticipate that the derivative will have significant value because no change of control is currently contemplated. The debenture contains a debt ratio incurrence covenant and the Company was in compliance with this covenant during fiscal 2004. A portion of the proceeds of this financing were used to repay in full the remaining $16,000 of senior unsecured notes outstanding at the end of fiscal 2002.

Note 5.    Lease Agreements

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

Rental expense under significant operating leases was $614, $1,557 and $1,357 in fiscal years 2004, 2003 and 2002, respectively. Minimum lease payments related to the operating lease for the Wood Village facility which has a lease term in excess of 12 months, are as follows:

Years Ended May 31,	Minimum Payments Under Operating Leases
2005	$611
2006	605
2007	637
2008	620
2009	580
Thereafter	1,313

Total minimum lease payments	$4,366

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 6.    Accrued Warranty

Warranty activity for the years ended May 31, 2003 and 2004 consisted of the following:

	Year Ended May 31,
	2004	2003
Balance at the beginning of the period	$892	$1,310
Accruals for warranties issued during the period	1,895	1,546
Accruals or changes in estimates related to pre-existing warranties	(262)	(434)
Settlements made during the period	(1,464)	(1,530)

Balance at the end of the period	$1,061	$892

Note 7.    Stock-Based Compensation Plans

The Company has a 1994 Stock Incentive Plan (“the 1994 Plan”) for employees, consultants and directors of the Company that was approved by the Company’s shareholders. The 1994 Plan, as amended, permits the grant of up to 3,575,000 shares of authorized common stock in the form of incentive stock options, non-qualified stock options, stock bonus rights, restricted stock awards and performance based awards to employees, independent contractors and consultants. The 1994 Plan provides for automatic option grants to directors not affiliated with Merix of 20,000 shares at the time first elected to the board and 5,000 shares annually thereafter.

The Company also has a Merix Corporation 2000 Nonqualified Stock Option Plan (“the 2000 Plan”). The 2000 Plan, as amended, permits the grant of up to 4,000,000 shares of authorized common stock in the form of nonqualified stock options and stock awards to employees, directors and to non-employee consultants, agents and independent contractors and advisors who provide services to the Company. The number of shares subject to stock options and stock awards granted to officers and directors in any given year cannot exceed 25% of the total number of shares subject to awards granted in that year.

In both plans, a committee or the Board of Directors has the authority to determine option prices. To date, all options have been granted at the fair market value of the stock at the date of grant. The options generally become exercisable ratably over a four-year period beginning one year after the date of grant and expire five to ten years from the date of grant.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

A summary of stock option activity for both plans is as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 31, 2001	2,201,411	10.65
Granted	807,640	17.52
Canceled	(132,705)	12.62
Exercised	(717,001)	5.50

Outstanding at May 31, 2002	2,159,345	14.82
Granted	1,328,529	8.48
Canceled	(112,851)	13.54
Exercised	(59,691)	5.19

Outstanding at May 31, 2003	3,315,332	12.49
Granted	311,525	15.30
Canceled	(112,774)	14.53
Exercised	(592,869)	7.80

Outstanding at May 31, 2004	2,921,214	$13.67

Options Exercisable
May 31, 2002	786,751	$10.65
May 31, 2003	1,259,750	$12.90
May 31, 2004	1,302,025	$15.05

The following table summarizes information about stock options outstanding for both plans at May 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ 2.04 – $ 7.62	276,883	3.60	$5.57	253,895	$5.47
7.83 – 8.34	605,579	5.50	8.31	151,359	8.25
8.57 – 9.99	661,074	5.02	8.78	117,616	8.58
10.05 – 16.80	625,571	3.99	14.09	376,988	13.82
16.89 – 67.06	752,107	3.83	24.90	402,167	26.70

$ 2.04 – $67.06	2,921,214	4.46	$13.67	1,302,025	$15.05

Restricted stock awards are subject to vesting and other terms as specified at the time of issuance by a committee of the Board of Directors. Generally, restricted stock awards vest ratably over a four-year period beginning on the first anniversary of their issuance and may contain accelerated vesting provisions. Unearned compensation expense is recognized ratably over the vesting period. The Company awarded 30,500 restricted shares and rights in fiscal 2004, of which 15,250 vested during the year. Compensation expense of $188 related to the vesting of these shares was recorded in fiscal 2004. There were no restricted stock awards in fiscal years 2003 and 2002.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following weighted average assumptions were used in the Black-Scholes option pricing model for valuing all stock options granted during fiscal years 2004, 2003 and 2002:

	2004	2003	2002
Risk-free interest rate	2.09%	2.89%	3.68%
Expected dividend yield	0%	0%	0%
Expected lives	3.59 years	3.83 years	3.72 years
Expected volatility	98%	110%	118%

Using the Black-Scholes methodology, the total value of stock options granted during 2004, 2003 and 2002 was $3,127, $8,122 and $10,559, respectively. If the fair value based methodology of accounting were in use, the Company would expense this value over the vesting period of the options (typically four years). The weighted average fair value of options granted during 2004, 2003 and 2002 was $10.04, $6.13 and $13.08 per share, respectively.

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

In the third quarter of fiscal 2004 the Company completed an underwritten public offering of 3,700,000 shares of common stock at a price of $25.21 per share, less offering costs and underwriting discounts providing net proceeds of $87,732.

Note 9.    Income Taxes

Income tax expense (benefit) consists of federal and state income taxes. Deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities, using currently enacted tax rates. The provision for (benefit from) income taxes consisted of the following:

	Years ended May 31,
	2004	2003	2002
Current:
Federal	$—	$(7,261)	$(1,485)
State	—	(1,403)	—

Total current	—	(8,664)	(1,485)
Deferred:
Federal	(46)	(1,130)	(4,940)
State	96	(195)	(711)

Total deferred	50	(1,325)	(5,651)
Valuation allowance	(50)	16,574	—

Income tax expense (benefit)	$—	$6,585	$(7,136)

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

State and Foreign Income Taxes were not significant for fiscal year ended May 31, 2004.

The principal differences between taxes on income computed at the federal statutory rate of 34% in fiscal years 2004, 2003, and 2002 and recorded income tax expense (benefit) were as follows:

	Years ended May 31,
	2004	2003	2002
Tax computed at statutory rate	$9	$(7,989)	$(5,683)
State income taxes, net of federal benefit	1	(1,599)	(711)
Permanent items and credits	28	(653)	(752)
Valuation allowance	(38)	16,574	—
Resolution of IRS tax issues and other, net	—	252	10

Income tax expense (benefit)	$—	$6,585	$(7,136)

Significant components of the Company’s deferred tax asset and liability were as follows:

	May 31,
	2004	2003
Deferred tax asset—current:
Inventories	$864	$709
Vacation accrual	146	103
Sales allowances	359	367
Contribution carryforward	40	—
Other	367	369

Deferred tax asset—current	$1,776	$1,548

Deferred tax asset—long-term:
Intangible basis difference	$127	$487
Fixed asset basis difference	(6,300)	(2,447)
Alternative minimum tax credit	549	549
Net operating loss carryforward	21,088	15,771
Qualified research expenditures credit	2,353	842
Other	(109)	(176)

Deferred tax asset—long-term	$17,708	$15,026

Total deferred tax asset	19,484	16,574
Valuation allowance	(19,484)	(16,574)

Net deferred tax asset	$—	$—

In fiscal 2003, the Company recorded a full valuation allowance against its deferred tax assets and has made adjustments to the valuation allowance in fiscal 2004. At May 31, 2004, the Company had net operating loss carryforwards of approximately $53,456 and $54,859 for US federal and state income tax purposes, respectively. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income before these carryforwards expire, beginning in fiscal 2022 for federal income tax purposes and beginning in 2012 for state income tax purposes. Although the Company anticipates future sustained profitability, SFAS No. 109 requires that recent historical operating losses must weigh heavily in assessing the realizability of deferred tax assets. Thus, a valuation allowance against the deferred tax asset was recorded because of losses generated during fiscal 2003 and fiscal 2002.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Utilization of federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

Deferred tax assets and related valuation allowances of approximately $2,959 relate to certain US federal and state NOL carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Note 10.    Benefit Plan

The Company has a defined contribution plan, which meets the requirements of Section 401(k) of the Internal Revenue Code, for all regular employees and executive officers. Under this plan, the Company matches employee contributions as follows; 100% of the first 3% of an employee’s base pay and 50% of the next 3% of an employee’s base pay. The Company’s contributions may be made in cash or in the Company’s stock. During fiscal years 2004, 2003 and 2002, the Company’s contribution expense was $1,426, $1,240 and $1,243, respectively.

Note 11.    Concentrations of Risk

The Company does not believe that at May 31, 2004, it had any significant credit risks. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable. The risk in investments is limited due to the creditworthiness of investees comprising the portfolio and the diversity of the portfolio. For the purposes of evaluating risk in receivables, the Company considers the entity from which the receivable is due, which can be either an OEM customer or its electronic manufacturing service provider, depending upon the billing arrangement. In total, five entities represented approximately 67% of the net trade accounts receivable balance at May 31, 2004, individually ranging from 6% to 35%. Forty six percent of trade accounts receivable, all of which are denominated in U.S. dollars, are with entities located outside of the United States. The risk in trade accounts receivable is limited due to the creditworthiness of entities that we sell to and the relatively stable geopolitical environment of the countries in which these entities reside. The Company has not had significant losses related to its accounts receivable in the past.

Our five largest OEM customers, which vary from year to year, comprised 68%, 60% and 65% of our net sales during fiscal 2004, 2003 and 2002, respectively In fiscal year 2004, two OEM customers represented 35% and 15%, respectively, of net sales. In fiscal year 2003, two OEM customers represented 33% and 11%, respectively, of net sales. In fiscal year 2002, two OEM customers represented 31% and 13%, respectively, of net sales.

Note 12.    Sales by Geographic Area

Net sales by geographic area are attributed to the country in which the OEM customer is domiciled, as opposed to the domicile of its electronic manufacturing service provider, if any. Because most sales to electronic manufacturing service provider are directed by the OEM customer, which negotiates product pricing and volumes directly with the Company, the geographic locale of the electronic manufacturing service provider does not materially affect the Company’s sales. During the years ended May 31, 2004, 2003 and 2002 there were no

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

material revenues from any individual foreign country, except for one European OEM customer that accounted for 8% of net sales in fiscal 2004. Net sales by geographic area are as follows:

	May 31,
	2004	2003	2002
Domestic	$131,893	$87,839	$83,565
Europe	21,862	5,172	2,206
Other	2,645	1,562	729

Total	$156,400	$94,573	$86,500

Note 13.    Restructuring and Related Activities

In fiscal 2003, the Company executed a restructuring plan that consisted of a voluntary layoff of approximately 50 employees from both production and support groups and the relocation of certain finishing, test, and shipping operations from a satellite production facility to the main campus in Forest Grove, Oregon. In addition, the Company recorded a charge for impaired assets that resulted from the restructuring. The plan was completed in fiscal 2003 and a charge for restructuring and asset impairment of $2,052, was recorded. The charge consisted of $750 related to severance costs, $364 related to production relocation and $938 related to asset impairment. Severance costs included $70 of compensation expense recorded due to the modification of stock options held by employees that participated in the voluntary layoff.

Note 14.    Related Party Transactions

In fiscal 2002, the Company sold product to an electronic manufacturing service provider whose Chairman and Chief Executive Officer was a member of the Company’s Board of Directors until his resignation from the Board of Directors in August 2001. Although the Company ships to and bills the electronic manufacturing service provider for these sales, procurement decisions related to volume, pricing and sourcing are typically negotiated by the Company with an OEM. Sales through this electronic manufacturing service provider represented 5.1% of sales in fiscal 2002.

Note 15.    Commitments and Contingencies

Litigation

In the normal course of business, the Company may be party to various legal claims, actions and complaints, including actions involving patent infringement and other intellectual property claims. See discussion of current class action complaint and derivative complaints in Note 16.

Commitments

The Company had capital commitments of approximately $8,967 as of May 31, 2004, primarily relating to the purchase of manufacturing equipment at Wood Village.

The Company renewed a letter of credit for $94 to satisfy requirements of the lease agreement for the Wood Village facility. This letter of credit expires on February 26, 2005, and is collateralized with cash. The Company issued a letter of credit for $692 in relation to the purchase of manufacturing equipment. This letter of credit expires on September 4, 2004, and is collateralized with cash. The Company issued a letter of credit for $699 to secure obligations due under employee health insurance plans. This letter of credit expired on July 1, 2002.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

In fiscal 2002, the Company guaranteed a note with a bank related to the financing of certain manufacturing equipment that was purchased by a subcontractor. During the second quarter of fiscal 2003, the Company was released from this commitment.

We also have consignment agreements with certain suppliers for raw material inventory, some of which obligate us to purchase inventory on hand upon termination of the agreement. As of the end of fiscal 2004, potential commitments under these agreements were insignificant.

Note 16.    Subsequent Events

On June 17, 2004, a class action complaint was filed in the United States District Court for the District of Oregon against the Company and certain of executive officers and directors. Two similar complaints were filed in the same Court on June 24 and a fourth was filed on July 9. Each of the complaints alleges that the defendants violated the federal securities laws by making certain alleged false and misleading statements. The plaintiffs seek unspecified damages on behalf of purported classes of purchasers of the Company’s securities during the period from July 1, 2003 through May 13, 2004. The Company intends to vigorously defend itself.

On July 2, 2004, two separate shareholder derivative complaints were filed, purportedly on behalf of the Company, in the Circuit Court for the State of Oregon, County of Multnomah, against the Company’s executive officers and directors. The complaints also name the Company as a nominal defendant. The complaints seek unspecified damages from the defendants, as well as the derivative plaintiffs’ attorney fees and costs, based on alleged breaches of fiduciary duties and mismanagement by the defendants.

A potential loss or range of loss that could arise from these complaints is not estimable or probable at this time. The Company did record a charge of $450 in the fourth quarter of fiscal 2004 for estimated costs associated with defending these claims.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA (Unaudited)

	Fiscal Year 2004
	1st Qtr	2nd Qtr	3rd Qtr		4th Qtr
	(In thousands, except per share data)
Net sales	$30,728	$37,003	$44,149		$44,520
Gross profit (loss)	2,068	5,512	8,396		3,999
Operating income (loss)	(1,901)	1,019	3,511		(1,474)
Net income (loss)	(2,247)	707	3,183		(1,615)
Basic net income (loss) per share	(0.15)	0.05	0.20		(0.08)
Diluted net income (loss) per share	(0.15)	0.05	0.19		(0.08)

	Fiscal Year 2003
	1st Qtr	2nd Qtr	3rd Qtr		4th Qtr
	(In thousands, except per share data)
Net sales	$24,118	$25,856	$22,056		$22,543
Gross profit (loss)	402	584	(1,889)		(1,496)
Operating (loss)	(4,211)	(4,034)	(8,026	)(1)	(5,629	)(1)
Net (loss)	(2,826)	(2,119)	(4,853)		(20,285	)(2)
Basic net (loss) per share	(0.20)	(0.15)	(0.33)		(1.39)
Diluted net (loss) per share	(0.20)	(0.15)	(0.33)		(1.39)

(1)	Includes a charge for restructuring and related activities of $2,006 in the third quarter of fiscal 2003 and $46 in the fourth quarter of fiscal 2003. See Note 13 to the financial statements included in this report.
(2)	Includes a charge of $16,574 to record a valuation allowance against the deferred tax asset. See Note 9 to the financial statements included in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no change of accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this item.

ITEM 9A.    CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of the our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of May 29, 2004. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that material information required to be included in Merix’s Exchange Act reports would be made known to management by others within Merix.

There has been no change in Merix’s internal control over financial reporting during the fiscal quarter ended May 29, 2004 that has materially affected, or is reasonably likely to materially affect, Merix’s internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item about our executive officers is included in Part I of this report. The remaining information required by this item will be included in our Proxy Statement for our 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after May 29, 2004.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item will be included in our Proxy Statement for our 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after May 29, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The additional information required by this item will be included in our Proxy Statement for our 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after May 29, 2004.

Disclosure Regarding the Company’s Equity Compensation Plans

The Company maintains two equity compensation plans, the 1994 Stock Incentive Plan (“the 1994 Plan”) and the 2000 Nonqualified Stock Option Plan (“the 2000 Plan”), pursuant to which the Company may grant equity awards to eligible persons. In 1994, the Company’s Board of Directors adopted the 1994 Plan. The Company’s shareholders approved the 1994 Plan on September 30, 1994 and approved amendments to the 1994 Plan on October 9, 1995, September 23, 1997 and September 28, 2000. The material terms of the 2000 Plan are described below.

The following table summarizes information about equity awards under the Company’s 1994 Plan and 2000 Plan as of May 31, 2004:

Plan Category	Number of shares of Common Stock to be issued upon exercise of Outstanding Options*	Weighted Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Available for Future Issuance (excluding shares reflected in *)
Equity compensation plans approved by security holders	960,731	$16.96	583,700	(1)
Equity compensation plan not approved by security holders	1,960,483	$12.05	1,884,912	(2)

	2,921,214	$13.67	2,468,612

(1)	Shares available for issuance under our 1994 Plan. The 1994 Plan provides for automatic option grants to directors not affiliated with Merix of 20,000 shares at the time first elected to the board and 5,000 shares annually thereafter.
(2)	Shares available for issuance under our 2000 Plan.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be included in our Proxy Statement for our 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after May 29, 2004.

ITEM 14.    INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

The information required by this item will be included in our Proxy Statement for our 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after May 29, 2004.

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

10.1	Registration Rights Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

10.2†	1994 Stock Incentive Plan of the Company, as amended, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-59672.

10.3†	Indemnity Agreement between the Company and Deborah A. Coleman as of April 4, 1994, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

10.4†	Indemnity Agreement between the Company and Carlene M. Ellis as of May 24, 1994, incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

Exhibit No.	Description

10.5†	Indemnity Agreement between the Company and Dr. Koichi Nishimura as of May 24, 1994, incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

10.6†	Indemnity Agreement between the Company and Janie S. Brown as of August 11, 1998, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q for the quarterly period ended August 29, 1998.

10.7†

Executive Severance Agreement between the Company and Janie S. Brown as of October 5, 1998, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarterly period ended November 28, 1998.

10.8†	Executive Severance Agreement between the Company and Mark R. Hollinger, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the quarterly period ended August 30, 1997.

10.9†

Indemnity Agreement between the Company and Mark R. Hollinger as of September 2, 1997, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarterly period ended August 30, 1997.

10.10†

Indemnity Agreement between the Company and William C. McCormick as of October 21, 1997, incorporated by reference to Exhibit 10.35 to the Company’s Form 10-Q for the quarterly period ended November 29, 1997.

10.11†	Indemnity Agreement between the Company and Robert C. Strandberg as of June 30, 1998, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the fiscal year ended May 30, 1998.

10.12†

Indemnity Agreement between the Company and Daniel T. Olson as of October 25, 1999, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarterly period ended November 27, 1999.

10.13†

Executive Severance Agreement between the Company and Daniel T. Olson as of December 1, 1999, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-Q for the quarterly period ended November 27, 1999.

10.14†

Executive Severance Agreement between the Company and Anaya K. Vardya, dated as of January 18, 2000, incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-3, (Registration No. 333-32616).

10.15†

Indemnity Agreement between the Company and Anaya K. Vardya as of December 20, 1999, incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-3, (Registration No. 333-32616).

10.16

Amendment to Registration Rights Agreement between the Company and Tektronix, Inc., incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-3, (Registration No. 333-32616).

10.17

Lease Agreement between the Company and Opus Northwest, LLC, dated as of August 22, 2000, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarterly period ended August 26, 2000.

10.18†

Indemnity Agreement between the Company and Dr. William Lattin dated as of September 28, 2000, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the quarterly period ended November 25, 2000.

10.19†	Indemnity Agreement between the Company and George H. Kerckhove dated as of June 28, 2001, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the fiscal year ended May 26, 2001.

Exhibit No.	Description

10.20†	2000 Nonqualified Stock Option Plan of the Company, as amended, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended May 25, 2002.

10.21†

Indemnity Agreement between the Company and Donald D. Jobe dated as of December 20, 2001, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended November 24, 2001.

10.22†

Indemnity Agreement between the Company and Gary R. Lenaghan dated as of October 1, 2001, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended February 23, 2002.

10.23

Securities Purchase Agreement dated May 30, 2002, by and between the Company and SF Capital Partners Ltd., incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3, (Registration No. 333-90374).

10.24

Convertible Debenture dated May 30, 2002 issued by Merix Corporation to SF Capital Partners Ltd. in the amount of $25,000,000.00, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, (Registration No. 333-90374).

10.25

Registration Rights Agreement dated May 30, 2002, by and between Merix Corporation and SF Capital Partners Ltd., incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, (Registration No. 333-90374).

10.26†

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

(b) Reports on Form 8-K

A Current Report on Form 8-K was furnished on March 24, 2004 to report under Item 7 and Item 12 the Company’s results for the third quarter of fiscal 2004. A Current Report on Form 8-K was filed on May 14, 2004 to report under Item 7 and Item 9 revised guidance for the fourth quarter of fiscal 2004. No other reports on Form 8-K were filed during the quarter ended May 29, 2004.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2004.

MERIX CORPORATION

By:	/s/ JANIE S. BROWN
Janie S. Brown Sr. Vice President, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 10, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

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