Form 10-Q
period 2004-08-28
MERIX CORP
filed 2004-10-06
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2004

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

The number of shares of the Registrant’s Common Stock outstanding as of October 4, 2004 was 19,197,111 shares.

MERIX CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

MERIX CORPORATION

BALANCE SHEETS

(in thousands, unaudited)

	August 28, 2004	May 29, 2004

Assets

Cash and cash equivalents	$116,988	$124,530
Accounts receivable, net of allowance of $923 and $926	30,976	30,051
Inventories	9,524	9,622
Other current assets	1,723	1,312

Total current assets	159,211	165,515

Property, plant and equipment, net	88,510	84,021
Other assets	595	645

Total assets	$248,316	$250,181

Liabilities and Shareholders’ Equity

Accounts payable	$19,652	$19,255
Accrued compensation	2,745	3,997
Accrued warranty	1,086	1,061
Other accrued liabilities	2,117	2,085

Total current liabilities	25,600	26,398

Long-term debt	25,000	25,000
Other long-term liability	630	368

Total liabilities	51,230	51,766

Commitments and contingencies (Note 9)	—	—
Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding August 28, 2004: 19,175 shares, May 29, 2004: 19,068 shares	199,927	198,979
Unearned compensation	(422)	(119)
Accumulated deficit	(2,419)	(445)

Total shareholders’ equity	197,086	198,415

Total liabilities and shareholders’ equity	$248,316	$250,181

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended
	August 28, 2004	August 30, 2003
Net sales	$42,130	$30,728
Cost of sales	37,737	28,660

Gross profit	4,393	2,068

Operating expenses:
Engineering	1,801	1,307
Selling, general and administrative	4,527	2,662

Total operating expenses	6,328	3,969

Operating loss	(1,935)	(1,901)
Interest and other expense, net	(38)	(346)

Loss before taxes	(1,973)	(2,247)

Income tax expense	1	—

Net loss	$(1,974)	$(2,247)

Net loss per share:
Basic	$(0.10)	$(0.15)

Diluted	$(0.10)	$(0.15)

Shares used in per share calculations:
Basic	19,113	14,701

Diluted	19,113	14,701

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, unaudited)

	Common Stock		Unearned Compensation	Retained Deficit	Total
	Shares	Amount
Balance at May 29, 2004	19,068	$198,979	$(119)	$(445)	$198,415
Net loss	—	—	—	(1,974)	(1,974)
Exercise of stock options	29	187	—	—	187
Issuance of stock under defined contribution plan	43	434	—	—	434
Issuance of restricted stock to employees	35	327	(327)	—	—
Amortization of unearned compensation	—	—	24	—	24

Balance at August 28, 2004	19,175	$199,927	$(422)	$(2,419)	$197,086

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	August 28, 2004	August 30, 2003
Cash flows from operating activities:
Net loss	$(1,974)	$(2,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,293	2,441
Contribution of common stock to defined contribution plan	434	348
Loss on impairment and disposal of assets	26	25
Expense for stock based compensation	24	20
Other	6	(7)
Changes in assets and liabilities:
Accounts receivable	(925)	(2,496)
Inventories	98	(674)
Other assets	(435)	(592)
Accounts payable	(462)	2,580
Accrued compensation	(1,252)	(804)
Accrued warranty	25	186
Other accrued liabilities	32	294

Net cash used in operating activities	(1,110)	(926)

Cash flows from investing activities:
Investment maturities	—	1,514
Capital expenditures	(6,619)	(557)

Net cash (used in) provided by investing activities	(6,619)	957

Cash flows from financing activities:
Exercise of stock options	187	139

Net cash provided by financing activities	187	139

(Decrease) increase in cash and cash equivalents	(7,542)	170
Cash and cash equivalents at beginning of period	124,530	42,451

Cash and cash equivalents at end of period	$116,988	$42,621

Supplemental non-cash activity:
Issuance of restricted stock to employees	$327	$305
Increase to the asset retirement obligation	$256	$—

Supplemental disclosures:
Cash paid for interest, net of amounts capitalized	$405	$405

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Merix Corporation (the Company) have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2004.

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods. The results of operations for the three months ended August 28, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company’s fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal years 2004 and 2005 are 52-week years ending May 29, 2004 and May 28, 2005, respectively.

Note 2. INVENTORIES

	August 28, 2004	May 29, 2004
Raw materials	$1,594	$1,248
Work in process	5,627	6,826
Finished goods	2,303	1,548

Total	$9,524	$9,622

Note 3. PROPERTY, PLANT AND EQUIPMENT

	August 28, 2004	May 29, 2004
Land	$2,190	$2,190
Buildings and grounds	33,250	33,071
Leasehold improvements	16,755	16,117
Machinery and equipment	106,744	102,857
Construction in progress	10,197	7,309

Total	169,136	161,544
Accumulated depreciation	(80,626)	(77,523)

Property, plant and equipment, net	$88,510	$84,021

Note 4. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and the convertible debenture outstanding during the period.

The following incremental shares were excluded from the calculation of diluted net loss because including these shares would have been antidilutive:

	August 28, 2004	August 30, 2003
Incremental shares related to:
Outstanding stock options	1,616,484	1,639,543
Convertible debenture	1,287,996	1,287,996

Total	2,904,480	2,927,539

Note 5. STOCK BASED COMPENSATION PLAN

The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” If the Company had used the fair value based method of accounting for its plans, the Company’s net loss and net loss per share would approximate the pro forma disclosures below:

	Three months ended
	August 28, 2004	August 30, 2003
Net loss as reported	$(1,974)	$(2,247)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	24	—
Deduct: Total stock based compensation expense determined under the fair value method for all awards, net of tax	(1,343)	(1,525)

Net loss pro forma	$(3,293)	$(3,772)
Net loss per share, as reported
Basic	$(0.10)	$(0.15)
Diluted	$(0.10)	$(0.15)
Net loss per share, pro forma
Basic	$(0.17)	$(0.26)
Diluted	$(0.17)	$(0.26)

Weighted average assumptions:
Risk-free interest rate	2.28%	1.74%
Expected dividend yield	0%	0%
Expected lives	2.77	3.15
Expected volatility	72%	96%

Note 6. ACCRUED WARRANTY

Warranty activity for the three months ended August 28, 2004 and August 30, 2003 consisted of the following:

	Three months ended
	August 28, 2004	August 30, 2003
Balance at the beginning of the period	$1,061	$892
Accruals for warranties issued during the period	574	541
Accruals or changes in estimates related to pre-existing warranties	(83)	—
Settlements made during the period	(466)	(355)

Balance at the end of the period	$1,086	$1,078

Note 7. CONCENTRATIONS OF CREDIT RISK

The Company does not believe that at August 28, 2004, it had any significant credit risks. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable. The risk in investments is limited due to the creditworthiness of investees comprising the portfolio and the diversity of the portfolio. For the purposes of evaluating risk in receivables, the Company considers the entity from which the receivable is due, which can be either an original equipment manufacturer (“OEM”) customer or its electronic manufacturing service provider, depending upon the billing arrangement. In total, five entities represented approximately 68% of the net trade accounts receivable balance at August 28, 2004, individually ranging from 5% to 45%. Forty six percent of trade accounts receivable, all of which are denominated in U.S. dollars, are with entities located outside of the United States. The risk in trade accounts receivable is limited due to the creditworthiness of entities that we sell to and the relatively stable geopolitical environment of the countries in which these entities reside. The Company has not had significant losses related to its accounts receivable in the past.

Note 8. SALES BY GEOGRAPHIC AREA

Net sales by geographic area are attributed to the country in which the OEM customer is domiciled, as opposed to the domicile of its electronic manufacturing service provider, if any. Because most sales to electronic manufacturing service providers are directed by the OEM customer, which negotiates product pricing and volumes directly with the Company, the geographic locale of the electronic manufacturing service provider does not materially affect the Company’s sales. During the quarter ended August 28, 2004, one European OEM customer accounted for 6% of net sales. In the quarter ended August 30, 2003, there were no material revenues from any individual foreign country.

Net sales by geographic area are as follows:

	Three months ended
	August 28, 2004	August 30, 2003
Domestic	$36,595	$27,387
Europe	4,695	2,867
Other	840	474

Total	$42,130	$30,728

Our five largest OEM customers, which vary from quarter to quarter, comprised 64% and 69% of our net sales during the first quarter of fiscal 2005 and fiscal 2004, respectively. Two OEM customers accounted for 27% and 20% of net sales in the first quarter of fiscal 2005, all of which were domestic sales. Two OEM customers accounted for 41% and 13% of net sales in the first quarter of fiscal 2004, all of which were domestic sales.

Note 9. COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company is party to various legal claims, actions and complaints. In the first quarter of fiscal 2005, four class action complaints were filed against the Company and certain of its executive officers and directors alleging that the defendants violated the federal securities laws by making certain alleged false and misleading statements. Also in the first quarter of fiscal 2005, two shareholder derivative complaints were filed, purportedly on behalf of the Company against the Company’s executive officers and directors and against the Company as a nominal defendant. In each complaint, the plaintiffs seek unspecified damages from the defendants. A potential loss or range of loss that could arise from these complaints is not estimable or probable at this time. The Company has recorded charges totaling $550 for estimated probable costs associated with defending these claims.

Commitments

The Company had capital commitments of approximately $4,183 as of August 28, 2004, primarily relating to the purchase of manufacturing equipment.

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

In February 2004, the Company renewed a letter of credit for $94 to satisfy requirements of the lease agreement for the Wood Village facility. This letter of credit expires on February 26, 2005, and is collateralized with cash. In February 2004, the Company issued a letter of credit for $692 in relation to the purchase of manufacturing equipment. This letter of credit has been canceled.

The Company has consignment agreements with certain suppliers for raw material inventory, some of which obligate us to purchase inventory on hand upon termination of the agreement. As of the end of the first quarter of fiscal 2005, potential commitments under these agreements were insignificant.

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

Results of Operations

Net Sales

Net sales were $42.1 million in the first quarter of fiscal 2005, an increase of 37% from net sales of $30.7 million in the first quarter of fiscal 2004. This increase was primarily due to an increase in average pricing and partially due to an increase in unit shipments.

Average pricing increased by 28% in the first quarter of fiscal 2005 compared to the same period in fiscal 2004. The increase in average pricing is primarily a result of product mix changes. Product mix changes affect average pricing as pricing on circuit boards varies significantly based on board complexity, materials used, assembly requirements and speed of delivery. In general, average pricing is higher for boards that utilize high-speed laminate materials or thermal management solutions because these boards require higher cost materials. Sales of these higher priced boards as a percent of total sales have increased in the first quarter of fiscal 2005 as compared to the same period in fiscal 2004 resulting from shifts in customer demand, partially offset by a reduction in quick-turn and premium services revenue as a percent of sales in the first quarter of fiscal 2005 compared to the same period in the prior year.

Unit shipments were 8% higher in the first quarter of fiscal 2005 compared to the same period in the prior year. The increase in unit shipments is the result of increased demand from new and existing customers due to the incremental efforts of our enhanced sales force bringing new customers to us, obtaining new programs from existing customers as well as our strategy of seeking quick-turn business. We also believe that we have gained market share as the result of the elimination of some of our competitors’ capacity due to plant closures.

Net sales of quick-turn and premium services (products that we sell at a premium over our standard base price as a result of rapid prototype manufacturing or compressed lead-time volume orders), comprised 27% of net sales in the first quarter of fiscal 2005 compared to 33% in the first quarter of fiscal 2004. While net sales of quick-turn and premium services consisted principally of compressed lead-time volume orders in the first quarter of fiscal 2004, net sales of quick-turn and premium services in the first quarter of fiscal 2005 consisted of a relatively equal mix of prototype and compressed lead-time volume orders. We believe the increase in the level of prototype orders is primarily the result of our focus to grow this business.

Sales attributed to our five largest original equipment manufacturer (“OEM”) customers comprised 64% and 69% of our net sales in the first quarter of fiscal 2005 and 2004, respectively. Two OEM customers accounted for more than 10% of our net sales in the first quarter of fiscal 2005 and 2004. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could materially reduce our sales.

Sales attributed to OEMs include sales made through the OEM’s electronic manufacturing service providers. We expect sales to OEMs through their electronic manufacturing service providers to continue to represent a significant portion of our net sales. Approximately 67% and 76% of our net sales were through electronic manufacturing service providers in the first quarter of fiscal 2005 and 2004, respectively. Although our contractual relationship is with the electronic manufacturing service provider, most of our shipments to electronic manufacturing service providers are directed by OEMs who negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several electronic manufacturing service providers and continue to be awarded incremental discretionary orders directly from certain electronic manufacturing service providers. We expect these discretionary orders to increase in the future as we strengthen our direct relationships with these electronic manufacturing service providers.

The following table shows, for the periods indicated, the percentage of our net sales to the principal end markets we serve ($ in thousands):

	Three Months Ended
	August 28, 2004		August 30, 2003
End Markets (1)
Communications	82%	$34,522	78%	$23,911
High-end Computing & Storage	6%	2,569	11%	3,215
Test and Measurement	7%	2,750	6%	1,949
Other	5%	2,289	5%	1,653

Total	100%	$42,130	100%	$30,728

(1)	Sales to contract manufacturers are classified by the end markets of their OEM customers.

Sales in the communications end market represented a larger percentage of sales in the first quarter of fiscal 2005 compared to the same period in the prior year, reflecting a further increase in the number of our communications customers. We have identified the communications end market as a primary area for growth and we continue to add new customers in this end market.

Our 90-day backlog was approximately $25.2 million at the end of the first quarter of fiscal 2005 and $19.8 million at the end of fiscal 2004. A substantial portion of our backlog is typically scheduled for delivery within 60 days.

Future demand and product pricing depend on many factors including capacity utilization in the industry, product mix, competitive pressure in the printed circuit board industry, levels of advanced technology, and economic conditions affecting the markets we serve and the electronics industry in general. The current uncertainty regarding the sustainability and level of an economic recovery in our product markets continues to make our forecasting difficult.

Gross Margin

Gross margin as a percentage of net sales was 10.4% and 6.7% in the first quarter of fiscal 2005 and fiscal 2004, respectively. The increase in gross margin was primarily due to a more profitable sales mix (see “Net Sales” above), partially offset by increases in both direct and indirect manufacturing costs. Cost of goods sold during the first quarter of fiscal 2005 reflects the cost of expanded capacity compared to the first quarter of fiscal 2004, due largely to the commencement of production at our Wood Village facility that began in the fourth quarter of fiscal 2004. While capacity expansion is critical for future growth, it has increased our cost structure and caused a decline in the overall utilization of our installed capacity.

Capacity utilization also declined due to a shift in product mix which resulted in less efficient use of resources within the facility. Lower capacity utilization reduces gross margin because it results in a higher cost per unit produced. In addition, we have experienced increases in supplier pricing on certain materials and supplies. We expect our customers to resist absorbing increased material costs in the form of higher prices for our product.

Engineering

Engineering expenses were $1.8 million or 4.3% of net sales in the first quarter of fiscal 2005 compared to $1.3 million or 4.2% of net sales in the first quarter of fiscal 2004. The increase in engineering expense in fiscal 2005 primarily resulted from an increase in average headcount from the prior year to support increased operations.

Selling, General and Administrative

Selling, general and administrative expenses were $4.5 million or 10.7% of net sales and $2.7 million or 8.7% of net sales in the first quarter of fiscal 2005 and fiscal 2004, respectively. The first quarter of fiscal 2005 included expenses of $768 thousand related to the abandonment of a business opportunity in Asia and approximately $250 thousand for audit and consulting fees pursuant to compliance with the internal control provisions of Sarbanes-Oxley Section 404. The increase in selling, general and administrative expense also resulted from an increase in labor due to higher average headcount from the prior year to support increased operations.

Interest and Other Income (Expense), net

Interest and other income (expense), net was a net expense of $38 thousand in the first quarter of fiscal 2005 and $346 thousand in the first quarter of fiscal 2004. Interest income increased in the first quarter of fiscal 2005 due to increased yields on higher levels of cash and cash equivalents.

Income Taxes

The provision for income taxes for the first quarter of fiscal 2005 represents our minimum state income tax obligation. Our effective income tax rate was approximately zero for the first quarter of fiscal 2005 and fiscal 2004 due to adjustments to a valuation allowance against deferred tax assets that was established as a result of an accumulation of net operating losses. We incurred additional net operating tax losses in the first quarter of fiscal 2005 and fiscal 2004 and we increased our gross deferred tax asset and the corresponding valuation allowance, which resulted in no income tax benefit for these quarters.

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

Liquidity and Capital Resources

At the end of the first quarter of fiscal 2005, we had $117.0 million in cash and cash equivalents. In the first quarter of fiscal 2005, we used cash principally to finance capital expenditures and fund operating activities. We anticipate that these uses of our cash will continue in the foreseeable future.

Cash used in operating activities for the first quarter of fiscal 2005 was $1.1 million, compared to cash used in operations of $926 thousand in the first quarter of fiscal 2004. Our operating cash outflow of $1.1 million for the first quarter of fiscal 2005 primarily reflects a net loss of $2.0 million, adjusted for $3.3 million of depreciation and amortization, offset by a net increase in working capital accounts of $2.9 million, excluding cash and cash equivalents and short-term investments.

Cash used by investing activities in the first quarter of fiscal 2005 was $6.6 million due to capital expenditures for manufacturing equipment. Cash provided by investing activities of $957 thousand in the first quarter of fiscal 2004 primarily related to the maturity of short-term investments. The Company had capital commitments of approximately $4.2 million as of August 28, 2004, primarily relating to the purchase of manufacturing equipment.

Cash provided by financing activities in the first quarter of fiscal 2005 and fiscal 2004 was $187 thousand and $139 thousand, respectively, and represents proceeds from the exercise of employee stock options.

We believe that our existing capital resources and expected cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months.

Risk Factors Affecting Business and Results of Operations

Certain statements in this report contain forward-looking information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements. These statements relate to future events or our future financial performance. These statements constitute forward-looking statements and are only predictions. Actual events or results may differ materially. The differences could be caused by a number of factors or combination of factors, including the factors listed below and the risks detailed in our Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended May 29, 2004.

Forward-looking statements contained in this report relate to our plans and expectations as to future financial results and increased end-market demand, our customer base, the need for, use of and availability of capital resources and cash.

Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: a change in customer order levels, product mix or inventory levels; lower than expected or delayed sales; excess capacity in the printed circuit board industry and our ability to effectively utilize our assets; the outcome of pending or future litigation; pricing and other competitive pressures in the industry from domestic and global competitors; our ability to successfully execute our quick-turn strategy; a change in the level of our quick-turn sales; the ability of our emerging growth company customers to secure capital; our ability to generate profits sufficient to absorb deferred tax assets; our ability to reduce costs; and our ability to retain or attract employees with sufficient know-how to conduct our manufacturing processes and maintain or increase our production output and quality. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in our expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

We do not have interest rate risk in our long-term debt and do not enter into interest rate swap agreements. A change in interest rates would not affect interest expense on the $25.0 million, 6.5% convertible debenture because that instrument bears a fixed rate of interest. The fair value of the convertible debenture is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible debenture, due to differences between market interest rates and the contractual interest rate of the convertible debenture. Unless we are able to call the convertible debenture and elect to do so, changes in the fair value of the debenture have no impact on our cash flows or consolidated financial statements.

We do not have foreign exchange risk as all sales are currently denominated in US dollars and foreign expenditures are insignificant.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of August 28, 2004. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that material information required to be included in Merix’s Exchange Act reports would be made known to management by others within Merix.

There has been no change in Merix’s internal control over financial reporting during the fiscal quarter ended August 28, 2004 that has materially affected, or is reasonably likely to materially affect, Merix’s internal control over financial reporting.

Our CEO and CFO do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Merix have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

See the Exhibit Index for the exhibits filed as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of October, 2004.

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