Form 10-Q
period 2004-11-27
MERIX CORP
filed 2005-01-06
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2004

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

The number of shares of the Registrant’s Common Stock outstanding as of January 4, 2005 was 19,255,240 shares.

MERIX CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

MERIX CORPORATION

BALANCE SHEETS

(in thousands, unaudited)

	November 27, 2004	May 29, 2004
Assets

Cash and cash equivalents	$116,202	$124,530
Accounts receivable, net of allowance of $933 and $926	28,892	30,051
Inventories	10,553	9,622
Other current assets	2,280	1,312

Total current assets	157,927	165,515

Property, plant and equipment, net	88,735	84,021
Other assets	520	645

Total assets	$247,182	$250,181

Liabilities and Shareholders’ Equity

Accounts payable	$16,265	$19,255
Accrued compensation	3,519	3,997
Accrued warranty	1,184	1,061
Other accrued liabilities	2,239	2,085

Total current liabilities	23,207	26,398

Long-term debt	25,000	25,000
Other long-term liability	669	368

Total liabilities	48,876	51,766

Commitments and contingencies (Note 9)	—	—
Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding November 27, 2004: 19,230 shares May 29, 2004: 19,068 shares	200,436	198,979
Unearned compensation	(392)	(119)
Accumulated deficit	(1,738)	(445)

Total shareholders’ equity	198,306	198,415

Total liabilities and shareholders’ equity	$247,182	$250,181

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Net sales	$43,244	$37,003	$85,374	$67,731
Cost of sales	37,559	31,491	75,296	60,151

Gross profit	5,685	5,512	10,078	7,580

Operating expenses:
Engineering	1,536	1,475	3,337	2,782
Selling, general and administrative	3,500	3,018	8,027	5,680

Total operating expenses	5,036	4,493	11,364	8,462

Operating income (loss)	649	1,019	(1,286)	(882)
Interest and other income (expense), net	32	(312)	(6)	(658)

Income (loss) before taxes	681	707	(1,292)	(1,540)

Income tax expense	—	—	1	—

Net income (loss)	$681	$707	$(1,293)	$(1,540)

Net income (loss) per share:
Basic	$0.04	$0.05	$(0.07)	$(0.10)

Diluted	$0.04	$0.05	$(0.07)	$(0.10)

Shares used in per share calculations:
Basic	19,203	14,866	19,158	14,783

Diluted	19,430	15,596	19,158	14,783

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, unaudited)

	Common Stock		Unearned Compensation	Retained Deficit	Total
	Shares	Amount
Balance at May 29, 2004	19,068	$198,979	$(119)	$(445)	$198,415
Net loss	—	—	—	(1,293)	(1,293)
Exercise of stock options	49	341	—	—	341
Issuance of stock under defined contribution plan	78	789	—	—	789
Issuance of restricted stock to employees	35	327	(327)	—	—
Amortization of unearned compensation	—	—	54	—	54

Balance at November 27, 2004	19,230	$200,436	$(392)	$(1,738)	$198,306

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	November 27, 2004	November 29, 2003
Cash flows from operating activities:
Net loss	$(1,293)	$(1,540)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,610	4,899
Contribution of common stock to defined contribution plan	789	637
Loss on impairment and disposal of assets	81	45
Expense for stock based compensation	54	176
Other	18	(32)
Changes in assets and liabilities:
Accounts receivable	1,159	(7,916)
Inventories	(931)	(2,915)
Other assets	(992)	(1,081)
Accounts payable	(1,454)	5,838
Accrued compensation	(478)	799
Other accrued liabilities	277	614

Net cash provided by (used in) operating activities	3,840	(476)

Cash flows from investing activities:
Investment maturities	—	1,514
Capital expenditures	(12,509)	(3,987)

Net cash used in investing activities	(12,509)	(2,473)

Cash flows from financing activities:
Exercise of stock options	341	1,897

Net cash provided by financing activities	341	1,897

Decrease in cash and cash equivalents	(8,328)	(1,052)
Cash and cash equivalents at beginning of period	124,530	42,451

Cash and cash equivalents at end of period	$116,202	$41,399

Supplemental non-cash activity:
Issuance of restricted stock to employees	$327	$305
Increase to the asset retirement obligation	$283	$—

Supplemental disclosures:
Cash paid for interest, net of amounts capitalized	$815	$815

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

The Company’s fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal years 2004 and 2005 are 52-week years ending May 29, 2004 and May 28, 2005, respectively. The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods. The results of operations for the three months and six months ended November 27, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

Recent Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Act of 2004 was enacted in the United States. The Company is currently evaluating the impact of this new law on its operations and effective tax rate. In particular, the Company is evaluating the law’s provisions relating to allowable deductions, beginning in 2005, for income attributable to United States production activities. At this time, the Company is unable to determine the effects of this new law and will continue to analyze its potential impact.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement Nos. 123 and 95 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require the Company to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations.

Note 2. INVENTORIES

	November 27, 2004	May 29, 2004
Raw materials	$1,779	$1,248
Work in process	5,932	6,826
Finished goods	2,842	1,548

Total	$10,553	$9,622

Note 3. PROPERTY, PLANT AND EQUIPMENT

	November 27, 2004	May 29, 2004
Land	$2,190	$2,190
Buildings and grounds	34,300	33,071
Leasehold improvements	17,011	16,117
Machinery and equipment	109,826	102,857
Construction in progress	8,100	7,309

Total	171,427	161,544
Accumulated depreciation	(82,692)	(77,523)

Property, plant and equipment, net	$88,735	$84,021

Note 4. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and the convertible debenture outstanding during the period. Dilutive potential common shares related to outstanding stock options of 227,165 and 730,199 were included in the calculation of diluted net income per share for the quarters ended November 27, 2004 and November 29, 2003, respectively.

The following incremental shares were excluded from the calculation of diluted net income (loss) because including these shares would have been antidilutive:

	Three months ended		Six months ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Incremental shares related to:
Outstanding stock options	1,351,750	642,590	1,597,700	1,506,166
Convertible debenture	1,287,996	1,287,996	1,287,996	1,287,996

Total	2,639,746	1,930,586	2,885,696	2,794,162

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

	Three months ended		Six months ended
	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003
Net income (loss), as reported	$681	$707	$(1,293)	$(1,540)

Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	30	156	54	176
Deduct: Total stock based compensation expense determined under the fair value method for all awards, net of tax	(1,217)	(1,702)	(2,560)	(3,247)

Net loss pro forma	$(506)	$(839)	$(3,799)	$(4,611)
Net income (loss) per share, as reported
Basic	$0.04	$0.05	$(0.07)	$(0.10)
Diluted	$0.04	$0.05	$(0.07)	$(0.10)
Net loss per share, pro forma
Basic	$(0.03)	$(0.06)	$(0.20)	$(0.31)
Diluted	$(0.03)	$(0.06)	$(0.20)	$(0.31)

Weighted average assumptions:
Risk-free interest rate	3.09%	2.35%	2.83%	2.05%
Expected dividend yield	0%	0%	0%	0%
Expected lives	4.11	3.96	2.86	3.56
Expected volatility	93%	99%	74%	98%

Note 6. ACCRUED WARRANTY

Warranty activity for the three and six months ended November 27, 2004 and November 29, 2003 consisted of the following:

	Three months ended		Six months ended
	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003
Balance at the beginning of the period	$1,086	$1,078	$1,061	$892
Accruals for warranties issued during the period	702	344	1,276	885
Accruals or changes in estimates related to pre-existing warranties	(1)	(107)	(84)	(107)
Settlements made during the period	(603)	(281)	(1,069)	(636)

Balance at the end of the period	$1,184	$1,034	$1,184	$1,034

Note 7. CONCENTRATIONS OF CREDIT RISK

The Company does not believe that at November 27, 2004, it had any significant credit risks. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable. The risk in investments is limited due to the creditworthiness of investees comprising the portfolio and the diversity of the portfolio. For the purposes of evaluating risk in receivables, the Company considers the entity from which the receivable is due, which can be either an original equipment manufacturer (“OEM”) customer or its electronic manufacturing service provider, depending upon the billing arrangement. In total, five entities represented approximately 70% of the trade accounts receivable balance at November 27, 2004, individually ranging from 5% to 45%. Forty one percent of trade accounts receivable, all of which are denominated in U.S. dollars, are with entities located outside of the United States. The Company believes the risk in trade accounts receivable is limited due to the creditworthiness of entities that the Company sells to and the relatively stable geopolitical environment of the countries in which these entities reside. The Company has not had significant losses related to its accounts receivable in the past.

Note 8. NET SALES BY GEOGRAPHIC AREA

Net sales by geographic area are attributed to the country in which the OEM customer is domiciled, as opposed to the domicile of its electronic manufacturing service provider, if any. Because most sales to electronic manufacturing service providers are directed by the OEM customer, which negotiates product pricing and volumes directly with the Company, the geographic locale of the electronic manufacturing service provider does not materially affect the Company’s sales. Based on the domicile of the OEM customer, there were no material revenues from any individual foreign country for the periods ended November 27, 2004 and November 29, 2003.

Net sales by geographic area are as follows:

	Three months ended		Six months ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Domestic	$38,256	$32,341	$74,850	$60,148
Europe	3,498	3,797	8,193	6,192
Other	1,490	865	2,331	1,391

Total	$43,244	$37,003	$85,374	$67,731

The Company’s five largest OEM customers, which vary from quarter to quarter, comprised 64% and 67% of our net sales during the second quarters of fiscal 2005 and fiscal 2004, respectively. One OEM customer accounted for 29% and another for 17% of net sales in the second quarter of fiscal 2005, all of which were domestic sales. One OEM customer accounted for 29% and another for 19% of net sales in the first half of fiscal 2005, all of which were domestic sales. One OEM customer accounted for 39% and another for 14% of net sales in the second quarter of fiscal 2004, all of which were domestic sales. One OEM customer accounted for 40% and another for 13% of net sales in the first half of fiscal 2004, all of which were domestic sales.

Note 9. COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company is party to various legal claims, actions and complaints. In the first quarter of fiscal 2005, four proposed class action complaints were filed against the Company and certain of its executive officers and directors under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 alleging that the defendants made false and misleading statements. In the second quarter of fiscal 2005, following an order consolidating these four actions, the plaintiffs filed a consolidated and amended complaint, which added allegations of violations by certain of the Company’s executive officers and directors of Section 11 of the Securities Act of 1933 in connection with the Company’s stock offering in January 2004 and named the Company’s underwriters as defendants. Pursuant to an underwriting agreement between the Company and its underwriters dated January 2004, the Company has indemnification obligations with respect to the litigation. Also in the first quarter of fiscal 2005, two shareholder derivative complaints were filed, purportedly on behalf of the Company against the Company’s executive officers and directors and against the Company as a defendant. In each complaint, the plaintiffs seek unspecified damages from the defendants. A potential loss or range of loss that could arise from these complaints is not estimable or probable at this time. The Company has recorded charges totaling $650 for estimated probable costs associated with defending these claims.

Commitments

As of November 27, 2004, the Company had capital commitments of approximately $5,729, primarily relating to the purchase of manufacturing equipment, of which $2,833 has been included in current liabilities.

In August 2000, the Company entered into a lease agreement for a manufacturing facility located in Wood Village, Oregon. Lease payments began in July 2001 and will escalate at specific points over the minimum ten year term of the lease, and rent expense is recognized on the straight line basis. The Company has the option to extend the initial term of the lease for three consecutive periods of five years each. The lease is classified as an operating lease.

In February 2004, the Company renewed a letter of credit for $94 to satisfy requirements of the lease agreement for the Wood Village facility. This letter of credit expires on February 26, 2005, and is collateralized with cash. In February 2004, the Company issued a letter of credit for $692 in relation to the purchase of manufacturing equipment. This letter of credit has been canceled.

The Company has consignment agreements with certain suppliers for raw material inventory, some of which obligate the Company to purchase inventory on hand upon termination of the agreement. As of the end of the second quarter of fiscal 2005, potential commitments under these agreements were insignificant.

NOTE 10. SUBSEQUENT EVENTS

On December 9, 2004, the Company purchased all of the outstanding capital stock of Data Circuit Holdings, Inc. (“Holdings”) from its stockholders for total consideration of approximately $43,000 pursuant to a Stock Purchase Agreement (“SPA”) between Merix, Holdings, Data Circuit Systems, Inc., a quick-turn circuit board manufacturer and wholly-owned subsidiary of Holdings, and the stockholders of Holdings. The Company paid $41,000 of the total consideration in cash and $2,000 with a promissory note. Interest of 5.0% on the promissory note is payable quarterly and principal payments of $1,000 are due annually. The purchase price will be adjusted to reflect the actual working capital, as defined in the SPA, and cash and cash equivalent balance of Holdings as of the close of business on December 9, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors Affecting Business and Results of Operations.” This section, along with other sections of this Quarterly Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. We do not intend to revise these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged to review the factors in reports that we file from time to time with the Securities and Exchange Commission.

Overview

We are a leading manufacturer of technologically advanced electronic interconnect solutions for use in sophisticated electronic equipment. Our principal products are complex multilayer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems.

Results of Operations

Net Sales

Net sales were $43.2 million in the second quarter of fiscal 2005, an increase of 17% over net sales of $37.0 million in the second quarter of fiscal 2004. This increase was primarily due to an increase in unit shipments partially offset by a decrease in average pricing. Net sales were $85.4 million in the first half of fiscal 2005, an increase of 26% over net sales of $67.7 million in the first half of fiscal 2004. This increase was primarily due to an increase in unit shipments and partially due to an increase in average pricing.

Unit shipments were approximately 26% higher in the second quarter and approximately 17% higher in the first half of fiscal 2005 compared to the same periods in the prior year. The increase in unit shipments is due to the addition of new customers and increased business from existing customers.

Average pricing decreased by approximately 8% in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. However, average pricing increased by approximately 8% for the first half of fiscal 2005 compared to the same period in the prior year. Fluctuations in average pricing are primarily a result of product mix changes due to shifts in customer demand. Product mix changes affect average pricing as pricing on circuit boards varies significantly based on board complexity, materials used, assembly requirements and speed of delivery. In general, average pricing is higher for boards that utilize high-speed laminate materials or thermal management solutions because these boards require higher cost materials. Although sales of these higher priced boards as a percent of total sales have decreased in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004, sales of these boards as a percent of total sales were higher for the first half of fiscal 2005 as compared to the same period in the prior year. The decrease in average pricing in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 was also partially due to a reduction in quick-turn and premium services revenue as a percent of net sales. Similarly, the increase in average pricing in the first half of fiscal 2005 compared to the same period in the prior year was partially offset by a reduction in premium services revenue as a percent of net sales.

Net sales of quick-turn and premium services (products that we sell at a premium over our standard base price as a result of rapid prototype manufacturing or compressed lead-time volume orders), comprised approximately 33% of net sales in the second quarter of fiscal 2005 compared to approximately 45% in the second quarter of fiscal 2004. Net sales of quick-turn and premium services represented approximately 30% of net sales for the first half of fiscal 2005 compared to approximately 40% in the first half of fiscal 2004. While net sales of quick-turn and premium services consisted principally of compressed lead-time volume orders in the first half of fiscal 2004, net sales of quick-turn and premium services in the first half of fiscal 2005 consisted of a relatively higher mix of quick-turn prototype orders. We believe the increase in the level of quick-turn prototype orders is primarily the result of our focus to grow this business.

Sales attributed to our five largest original equipment manufacturer (“OEM”) customers comprised 64% and 67% of our net sales in the second quarter of fiscal 2005 and 2004, respectively, and 64% and 68% of our net sales in the first half of fiscal 2005 and 2004, respectively. Two OEM customers each accounted for more than 10% of our net sales in the second quarter of both fiscal 2005 and 2004. Two OEM customers each accounted for more than 10% of our net sales in the first half of both 2005 and 2004. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could materially reduce our sales.

Sales attributed to OEMs include sales made through the OEM’s electronic manufacturing service providers. We expect sales to OEMs through their electronic manufacturing service providers to continue to represent a significant portion of our net sales. The percentage of our net sales made through electronic manufacturing service providers was approximately 70% and 68% in the second quarters of fiscal 2005 and 2004, respectively, and 69% and 72% of our net sales in the first halves of fiscal 2005 and 2004, respectively. Although our contractual relationship is with the electronic manufacturing service provider, most of our shipments to electronic manufacturing service providers are directed by OEMs who negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several electronic manufacturing service providers and are awarded discretionary orders directly from some of them.

The following table shows, for the periods indicated, the percentage of our net sales to the principal end markets we serve ($ in thousands):

	Three Months Ended				Six Months Ended
	November 27, 2004		November 29, 2003		November 27, 2004		November 29, 2003
End Markets
Communications	82%	$35,336	82%	$30,240	82%	$69,858	80%	$54,151
High-end Computing & Storage	8%	3,474	9%	3,317	7%	6,043	10%	6,532
Test and Measurement	4%	1,542	5%	1,928	5%	4,292	6%	3,877
Other	7%	2,892	4%	1,518	6%	5,181	4%	3,171

Total	100%	$43,244	100%	$37,003	100%	$85,374	100%	$67,731

Sales in the communications end market reflect our focus on this end market and a further increase in the number of our communications customers. Although we have targeted the communications end market as a primary area for growth and we continue to add new customers in this end market, we expect that the acquisition of Data Circuit Systems, Inc. will result in some diversification of our end markets and a lower concentration in the communications end market.

Our 90-day backlog was approximately $20.2 million at the end of the second quarter of fiscal 2005 and $19.5 million at the end of the second quarter of fiscal 2004. A substantial portion of our backlog is typically scheduled for delivery within 60 days.

Future demand and product pricing depend on many factors including capacity utilization in the industry, product mix, competitive pressure in the printed circuit board industry, levels of advanced technology, and economic conditions affecting the markets we serve and the electronics industry in general.

Gross Margin

Gross margin as a percentage of net sales was 13.1% and 14.9% in the second quarter of fiscal 2005 and fiscal 2004, respectively. The decrease in gross margin in the second quarter of fiscal 2005 compared to the same quarter in the prior year was primarily attributable to a less profitable sales mix, including a lower level of premium service sales, increased costs associated with expansion activities, and higher costs for certain raw materials. Gross margin as a percentage of net sales was 11.8% and 11.2% in the first halves of fiscal 2005 and fiscal 2004, respectively. The increase in gross margin primarily reflects a more profitable sales mix, partially offset by the increased costs discussed above. Cost of goods sold during the second quarter and first half of fiscal 2005 reflect the direct and indirect cost of expanded capacity compared to the first half of fiscal 2004, due largely to the commencement of production at our Wood Village facility that began in the fourth quarter of fiscal 2004. While capacity expansion is critical for future growth and has facilitated our increase in unit production, it has increased our cost structure and caused a decline in the overall utilization of our installed capacity from fiscal 2004 to fiscal 2005. Lower capacity utilization reduces gross margin because it results in a higher cost per unit produced. In addition, we have experienced increases in supplier pricing on certain materials. We believe we will have limited ability to pass on increased materials costs to our customers.

Engineering

Engineering expenses were $1.5 million in the second quarters of both fiscal 2005 and fiscal 2004, representing 3.6% and 3.9% of net sales for those periods, respectively. Engineering expenses were $3.3 million, or 3.9% of net sales, in the first half of fiscal 2005 compared to $2.8 million, or 4.1% of net sales, in the first half of fiscal 2004. The increase in engineering expense in fiscal 2005 primarily resulted from an increase in average headcount from the prior year to support increased operations.

Selling, General and Administrative

Selling, general and administrative expenses were $3.5 million, or 8.1% of net sales, and $3.0 million, or 8.2% of net sales, in the second quarter of fiscal 2005 and fiscal 2004, respectively. Selling, general and administrative expenses were $8.0 million, or 9.4% of net sales, and $5.7 million, or 8.4% of net sales, in the first halves of fiscal 2005 and fiscal 2004, respectively. The first half of fiscal 2005 included expenses of $768 thousand related to the abandonment of a business opportunity in Asia and approximately $400 thousand for audit and consulting fees related to compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act. An increase in labor, due to higher average headcount from the prior year to support increased operations, also contributed to higher expenses in this category.

Interest and Other Income (Expense), net

Interest and other income (expense), net was a net income of $32 thousand in the second quarter of fiscal 2005 and a net expense of $312 thousand in the second quarter of fiscal 2004. Interest and other income (expense), net was a net expense of $6 thousand in the first half of fiscal 2005 and $658 thousand in the first half of fiscal 2004. Interest income increased in the second quarter and first half of fiscal 2005 compared to the same periods in the prior year due to increased yields on higher levels of cash and cash equivalents.

Income Taxes

The provision for income taxes for the first half of fiscal 2005 represents our minimum state income tax obligation. Our effective income tax rate was approximately zero for the second quarter and first halves of fiscal 2005 and fiscal 2004 due to adjustments to a valuation allowance against deferred tax assets that was established as a result of an accumulation of net operating loss carryforwards. We incurred additional net operating tax losses in the first half of fiscal 2005 and fiscal 2004 and, accordingly, we increased our gross deferred tax asset and the corresponding valuation allowance, which resulted in no income tax benefit for these periods.

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

Liquidity and Capital Resources

At the end of the second quarter of fiscal 2005, we had $116.2 million in cash and cash equivalents. In the first half of fiscal 2005, we used cash principally to finance capital expenditures, which was partially offset by cash generated from operating activities. We anticipate that these sources and uses of our cash will continue in the foreseeable future.

Cash provided by operating activities for the first half of fiscal 2005 was $3.8 million, compared to cash used in operations of $476 thousand in the first half of fiscal 2004. Our operating cash inflow of $3.8 million for the first half of fiscal 2005 primarily reflects a net loss of $1.3 million, adjusted for $6.6 million of depreciation and amortization, offset by an increase in net working capital accounts of $2.4 million, excluding cash and cash equivalents and short-term investments.

Cash used by investing activities in the first half of fiscal 2005 was $12.5 million due to capital expenditures for manufacturing equipment. Cash used by investing activities of $2.5 million in the first half of fiscal 2004 primarily related to capital expenditures of $4.0 million offset by the maturity of short-term investments. The Company had capital commitments to pay approximately $5.7 million as of November 27, 2004, primarily relating to the purchase of manufacturing equipment.

Cash provided by financing activities in the first half of fiscal 2005 and fiscal 2004 was $341 thousand and $1.9 million, respectively, and represents proceeds from the exercise of employee stock options.

On December 9, 2004, we purchased all of the outstanding capital stock of Data Circuit Holdings, Inc. (“Holdings”) from its stockholders for total consideration of approximately $43.0 million pursuant to a Stock Purchase Agreement between us, Holdings, Data Circuit Systems, Inc., a quick-turn circuit board manufacturer and wholly-owned subsidiary of Holdings, and the stockholders of Holdings. We paid $41.0 million of the total consideration in cash and $2.0 million with a promissory note. Interest of 5.0% on the promissory note is payable quarterly and principal payments of $1.0 million are due annually.

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

Forward-looking statements contained in this report relate to our plans and expectations as to future financial results, end-market demand, our customer base, the need for, use of and availability of capital resources and cash.

Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: fluctuations in the demand for our products and services, including quick-turn and premium services; the ability to successfully and timely integrate Data Circuit Systems, Inc.; our ability to achieve expected operating and financial results; changes in customer order levels, product mix and inventory build-up; lower than expected or delayed sales; the outcome of pending or future litigation;

pricing and other competitive pressures in the industry from domestic and global competitors; our ability to fully utilize our assets and control costs; our ability to control or pass through to customers the cost of raw materials and supplies; and our ability to retain or attract employees with sufficient know-how to conduct our manufacturing processes and maintain or increase our production output and quality. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

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

We do not have foreign exchange risk as all sales are currently denominated in US dollars and foreign expenditures are not material.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of November 27, 2004. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that material information required to be included in Merix’s Exchange Act reports would be made known to management by others within Merix.

There has been no change in Merix’s internal control over financial reporting during the fiscal quarter ended November 27, 2004 that has materially affected, or is reasonably likely to materially affect, Merix’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the first quarter of fiscal 2005, four proposed class action complaints were filed against the Company and certain of its executive officers and directors under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 alleging that the defendants made certain false and misleading statements. In the second quarter of fiscal 2005, following an order consolidating these four actions, the plaintiffs filed a consolidated and amended complaint, which added allegations of violations by certain of the Company’s executive officers and directors of Section 11 of the Securities Act of 1933 in connection with the Company’s stock offering in January 2004 and named the Company’s underwriters as defendants. Pursuant to an underwriting agreement between the Company and its underwriters dated January 2004, the Company has indemnification obligations with respect to the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on September 30, 2004 in Forest Grove, Oregon.

Election of Directors

All of the nominees were elected and the shareholders voted as follows:

Directors	Votes For	Votes Withheld
Kirby A. Dyess	16,565,214	31,933
Carlene M. Ellis	16,035,191	561,956
Mark R. Hollinger	16,458,231	138,916
Donald D. Jobe	16,565,164	31,983
George H. Kerckhove	16,034,731	562,416
Dr. William Lattin	16,564,864	32,283
William C. McCormick	16,033,731	563,416
Robert C. Strandberg	16,566,364	30,783

Ratification of the Company’s Independent Registered Public Accounting Firm

The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending May 28, 2005 was ratified and the shareholders voted as follows:

For	Against	Abstain
16,418,248	137,047	41,852

ITEM 6. EXHIBITS

See the Exhibit Index for the exhibits filed as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of January, 2005.

MERIX CORPORATION

By:	/s/ Janie S. Brown
Janie S. Brown
Sr. Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2001.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended May 31, 1997.

10.1	Stock Purchase Agreement dated as of December 9, 2004.

10.2	Promissory Note dated as of December 9, 2004.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.