Form 10-Q
period 2005-02-26
MERIX CORP
filed 2005-04-06
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2005

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

The number of shares of the Registrant’s Common Stock outstanding as of April 4, 2005 was 19,306,896 shares.

MERIX CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

MERIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	February 26, 2005	May 29, 2004
Assets

Cash and cash equivalents	$6,693	$7,355
Short-term investments	67,955	117,175
Accounts receivable, net of allowance of $969 and $926	36,030	30,051
Inventories	13,062	9,622
Other current assets	2,639	1,312

Total current assets	126,379	165,515

Property, plant and equipment, net	91,054	84,021
Goodwill	25,551	—
Identifiable intangibles, net	10,505	—
Other assets	475	645

Total assets	$253,964	$250,181

Liabilities and Shareholders’ Equity

Accounts payable	$18,136	$19,255
Accrued compensation	3,110	3,997
Accrued warranty	1,428	1,061
Other accrued liabilities	4,154	2,085
Current portion of long-term debt	1,000	—

Total current liabilities	27,828	26,398

Long-term debt	26,000	25,000
Other long-term liability	892	368

Total liabilities	54,720	51,766

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding February 26, 2005: 19,293 shares May 29, 2004: 19,068 shares	201,057	198,979
Unearned compensation	(468)	(119)
Accumulated deficit	(1,345)	(445)

Total shareholders’ equity	199,244	198,415

Total liabilities and shareholders’ equity	$253,964	$250,181

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Net sales	$50,008	$44,149	$135,382	$111,880
Cost of sales	42,589	35,753	117,885	95,904

Gross profit	7,419	8,396	17,497	15,976

Operating expenses:
Engineering	1,656	1,581	4,993	4,363
Selling, general and administrative	4,714	3,304	12,741	8,984
Amortization of identifiable intangibles	635	—	635	—

Total operating expenses	7,005	4,885	18,369	13,347

Operating income (loss)	414	3,511	(872)	2,629
Interest and other income (expense), net	(21)	(328)	(27)	(986)

Income (loss) before taxes	393	3,183	(899)	1,643

Income tax expense	—	—	1	—

Net income (loss)	$393	$3,183	$(900)	$1,643

Net income (loss) per share:
Basic	$0.02	$0.20	$(0.05)	$0.11

Diluted	$0.02	$0.19	$(0.05)	$0.10

Shares used in per share calculations:
Basic	19,264	16,198	19,193	15,255

Diluted	19,476	17,121	19,193	15,880

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, unaudited)

	Common Stock		Unearned Compensation	Accumulated Deficit
	Shares	Amount			Total
Balance at May 29, 2004	19,068	$198,979	$(119)	$(445)	$198,415
Net loss	—	—	—	(900)	(900)
Exercise of stock options	61	437	—	—	437
Issuance of stock under defined contribution plan	119	1,203	—	—	1,203
Issuance of restricted stock to employees	45	438	(438)	—	—
Amortization of unearned compensation	—	—	89	—	89

Balance at February 26, 2005	19,293	$201,057	$(468)	$(1,345)	$199,244

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	February 26, 2005	February 28, 2004
Cash flows from operating activities:
Net income (loss)	$(900)	$1,643
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,801	7,475
Contribution of common stock to defined contribution plan	1,203	1,043
Loss on impairment and disposal of assets	106	81
Expense for stock based compensation	89	185
Other	18	(32)
Changes in assets and liabilities, excluding effects of business combination:
Accounts receivable	(3,109)	(11,298)
Inventories	(2,413)	(3,219)
Other assets	(860)	(1,007)
Accounts payable	(249)	5,581
Accrued compensation	(1,046)	500
Accrued warranty	367	226
Other accrued liabilities	1,019	423

Net cash provided by operating activities	5,026	1,601

Cash flows from investing activities:
Maturities of held-to-maturity securities	—	1,514
Acquisition of business, net of cash acquired	(41,325)	—
Purchases of available-for-sale securities	(94,230)	(94,450)
Proceeds from the sale of available-for-sale securities	143,450	14,500
Capital expenditures	(14,020)	(7,384)

Net cash used in investing activities	(6,125)	(85,820)

Cash flows from financing activities:
Exercise of stock options	437	4,050
Proceeds from the sale of common stock, net	—	88,027
Reacquisition of common stock	—	(35)

Net cash provided by financing activities	437	92,042

Increase (decrease) in cash and cash equivalents	(662)	7,823
Cash and cash equivalents at beginning of period	7,355	4,001

Cash and cash equivalents at end of period	$6,693	$11,824

Supplemental non-cash activity:
Issuance of promissory note in Data Circuits acquisition	$2,000	$—
Issuance of restricted stock to employees	$438	$305
Increase to the asset retirement obligation	$313	$—

Supplemental disclosures:
Cash paid for interest	$1,225	$1,225

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Merix Corporation have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Merix Corporation’s Annual Report on Form 10-K for the fiscal year ended May 29, 2004.

Merix Corporation’s fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal years 2004 and 2005 are 52-week years ending May 29, 2004 and May 28, 2005, respectively. The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods. The results of operations for the three months and nine months ended February 26, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of consolidation

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned subsidiaries, Data Circuit Holdings, Inc., Data Circuit Systems, Inc., Merix Europe BV, and Merix Nevada, Inc. (collectively referred to as the Company). All intercompany accounts and transactions have been eliminated in consolidation.

Short-term Investments

The Company considers highly liquid investments with an effective maturity to the Company of more than three months and less than one year to be short-term investments. The Company defines effective maturity as the shorter of the original maturity to the Company or the effective maturity as a result of the periodic auction of certain of its investments classified as available-for-sale.

As of February 26, 2005 and May 29, 2004, the Company held $67,955 and $117,175, respectively, of short-term investments, which consisted of auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days through an auction process. As a result, no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from short-term investments have been recorded. All income generated from these short-term investments was recorded as interest income. Although the underlying instruments have maturities of up to 40 years, the Company believes it has the ability to readily liquidate these securities.

Revision in the Classification of Certain Securities

In connection with the preparation of this report, the Company has concluded that it is appropriate to classify auction rate securities as short-term investments. Previously, such investments were classified as cash and cash equivalents. Accordingly, the classification of these securities has been revised to report auction rate securities as short-term investments in the Consolidated Balance Sheet as of May 29, 2004. Corresponding adjustments to the Consolidated Statement of Cash Flows for the nine months ended February 28, 2004 have also been made to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The change in classification does not affect cash flows from operations or from financing activities for any period previously reported in the Consolidated Statements of Cash Flows, nor does it affect net income or loss for any period previously reported in the Consolidated Statements of Operations.

As of May 29, 2004, $117,175 of these short-term investments were previously classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet.

For the nine months ended February 28, 2004, net cash used in investing activities related to these short-term investments of $79,950 was previously included in cash and cash equivalents on the Consolidated Statement of Cash Flows.

Recent Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Act of 2004 was enacted in the United States. The Company is evaluating the impact of this law on its operations and effective income tax rate, but has not reached any conclusion. In particular, the Company is evaluating the law’s provisions relating to allowable deductions, beginning in 2005, for income attributable to United States production activities. At this time, the Company is unable to determine the effects of this new law on the Company and will continue to analyze its potential impact.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Effective for interim or annual periods beginning after June 15, 2005, the new standard will require the Company to expense employee stock options and other share-based payments. The Company is currently evaluating how it will implement SFAS 123R and the effect that the adoption of SFAS 123R will have on its financial position and results of operations.

Note 2. BUSINESS ACQUISITION

On December 9, 2004, Merix Corporation purchased all of the outstanding capital stock of Data Circuit Holdings, Inc., the parent of Data Circuit Systems, Inc. (collectively referred to as “Data Circuits”). Located in San Jose, California, Data Circuits is a quick-turn manufacturer of complex, multilayer printed circuit boards. The results of Data Circuits have been included in the consolidated financial statements since the date of acquisition. The acquisition is expected to enhance the Company’s presence in the marketplace by adding scale to its quick-turn manufacturing capacity, diversifying its end markets, and enabling the Company to gain incremental quick-turn process capabilities. These factors contributed to establishing the purchase price, which resulted in the recognition of a significant amount of goodwill. The aggregate purchase price of $44,012 includes cash of $41,646 (including cash acquired of $339), a $2,000 promissory note, and $366 of direct acquisition costs, of which $348 is accrued. Interest of 5% on the promissory note is payable quarterly and principal payments of $1,000 are due annually.

In accordance with SFAS No. 141 “Business Combinations,” the Company recorded the acquisition under the purchase method of accounting. The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. The excess purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. The following summarizes the Company’s current estimate of fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the allocation of the purchase price; thus, the allocation of the purchase price is subject to adjustment.

December 9, 2004
Current assets	$4,757
Property and equipment	4,397
Identifiable intangible assets	11,140
Goodwill	25,551
Liabilities assumed	(1,833)

Net assets acquired	$44,012

Goodwill resulting from the acquisition of Data Circuits is accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Accordingly, goodwill is not amortized. Instead, goodwill is reviewed and tested for impairment on an annual basis, or more frequently, if impairment indicators arise. None of the goodwill is deductible for tax purposes.

The following presents the details of identifiable intangible assets acquired and the unamortized value as of February 26, 2005:

	Useful Lives	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	6.5 years	$9,900	$(507)	$9,393
Non-compete agreement	2 years	1,200	(127)	1,073
Manufacturing sales representatives network	5.5 years	40	(1)	39

Total intangibles purchased		$11,140	$(635)	$10,505

The estimated fair value of existing customer relationships, which are all non-contractual, is being amortized over 6.5 years as a percent of the total undiscounted cash flows generated over the estimated useful life of the asset reflecting its pattern of economic benefit. The estimated fair values attributed to the non-competition agreement and the manufacturing sales representatives network are being amortized on a straight-line basis over their estimated useful lives.

Amortization expense for intangible assets acquired was $635 for the three and nine month periods ended February 26, 2005 and has been disclosed as a separate line item in the Consolidated Statements of Operations.

The amortization expense of acquired intangible assets for the current fiscal year to date and as estimated for the remainder of fiscal 2005 and in future years is as follows:

Fiscal Year	Amortization Expense
2005	$1,386
2006	2,687
2007	2,018
2008	1,550
2009	1,255
Thereafter	2,244

$11,140

The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition had occurred at the beginning of the respective three and nine month periods ended February 26, 2005 and February 28, 2004.

	Three months ended February 28, 2004	Nine months ended
		February 26, 2005	February 28, 2004
Net sales	$50,744	$150,622	$129,845
Net income (loss)	$3,297	$(1,533)	$678

Earnings (loss) per share:
Basic	$0.20	$(0.08)	$0.04
Diluted	$0.19	$(0.08)	$0.04

Pro forma results of operations for the three months ended February 26, 2005 have not been presented as the effect of the period between the end of the second quarter on November 27, 2004 and the December 9, 2004 acquisition date is deemed not significant.

The unaudited pro forma results of operations do not reflect the impact on cost of sales of $320 (net of zero tax impact) resulting from an increased fair value of inventories due to the application of purchase accounting as such amount is not expected to have a continuing impact on the Company’s operations.

The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor is it necessarily indicative of future results.

Note 3. INVENTORIES

	February 26, 2005	May 29, 2004
Raw materials	$2,748	$1,248
Work in process	5,759	6,826
Finished goods	4,555	1,548

Total	$13,062	$9,622

Note 4. PROPERTY, PLANT AND EQUIPMENT

	February 26, 2005	May 29, 2004
Land	$2,190	$2,190
Buildings and grounds	33,277	33,071
Leasehold improvements	18,054	16,117
Machinery and equipment	114,456	102,857
Construction in progress	7,117	7,309

Total	175,094	161,544
Accumulated depreciation and amortization	(84,040)	(77,523)

Property, plant and equipment, net	$91,054	$84,021

Note 5. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and potentially dilutive common shares related to stock options and the convertible debenture outstanding during the period. Dilutive potential common shares related to outstanding stock options of 212,419, 922,935, and 624,830 were included in the calculation of diluted net income per share for the quarters ended February 26, 2005 and February 28, 2004, and the nine months ended February 28, 2004, respectively.

The following incremental shares were excluded from the calculation of diluted net income (loss) because including these shares would have been antidilutive:

	Three months ended		Nine months ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Incremental shares related to:
Outstanding stock options	1,439,080	254,851	1,605,401	771,876
Convertible debenture	1,287,996	1,287,996	1,287,996	1,287,996

Total	2,727,076	1,542,847	2,893,397	2,059,872

Note 6. STOCK BASED COMPENSATION PLAN

The Company accounts for its stock-based compensation in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” If the Company had used the fair value based method of accounting for its plans, the Company’s net income (loss) and net loss per share would approximate the pro forma disclosures below:

	Three months ended		Nine months ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Net income (loss), as reported	$393	$3,183	$(900)	$1,643

Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	35	9	89	185
Deduct: Total stock based compensation expense determined under the fair value method for all awards, net of tax	(1,273)	(1,327)	(3,833)	(4,574)

Net loss pro forma	$(845)	$1,865	$(4,644)	$(2,746)
Net income (loss) per share, as reported:
Basic	$0.02	$0.20	$(0.05)	$0.11
Diluted	$0.02	$0.19	$(0.05)	$0.10
Net income (loss) per share, pro forma:
Basic	$(0.04)	$0.12	$(0.24)	$(0.18)
Diluted	$(0.04)	$0.11	$(0.24)	$(0.18)

Weighted average assumptions:
Risk-free interest rate	3.35%	2.39%	2.94%	2.04%
Expected dividend yield	0%	0%	0%	0%
Expected lives	4.11	3.91	3.12	3.54
Expected volatility	89%	96%	77%	97%

Note 7. ACCRUED WARRANTY

Warranty activity for the three and nine months ended February 26, 2005 and February 28, 2004 consisted of the following:

	Three months ended		Nine months ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Accrued warranty at the beginning of the period	$1,184	$1,034	$1,061	$892
Accruals for warranties issued during the period	792	468	2,068	1,353
Accruals or changes in estimates related to pre-existing warranties	391	(135)	307	(242)
Settlements made during the period	(939)	(249)	(2,008)	(885)

Accrued warranty at the end of the period	$1,428	$1,118	$1,428	$1,118

Note 8. ASSET RETIREMENT OBLIGATIONS

The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) during fiscal 2004. SFAS 143 requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. Upon adoption of SFAS 143 in fiscal 2004, the Company recorded a retirement obligation net asset of $294, an asset retirement obligation liability of $343, and a non-cash charge of $49 in cost of sales related to the cumulative effect of a change in accounting principle. Asset retirement obligations are related to restoring the Wood Village and Data Circuits facilities to shell condition upon termination of the lease. Activity related to asset retirement obligations for the three and nine months ended February 26, 2005 consisted of the following:

	Three months ended February 26, 2005	Nine months ended February 26, 2005
Asset retirement obligations at the end of the period	$669	$368
Liabilities incurred in the period	29	29
Liabilities assumed upon acquisition of Data Circuits	179	179
Liabilities settled in the period	—	—
Revisions in estimated cash flows	—	284
Accretion expense	15	32

Asset retirement obligations at the end of the period	$892	$892

Note 9. CONCENTRATIONS OF CREDIT RISK

The Company does not believe that at February 26, 2005, it had any significant credit risks. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable. The risk in investments is limited due to the creditworthiness of investees comprising the portfolio and the diversity of the portfolio. For the purposes of evaluating risk in receivables, the Company considers the entity from which the receivable is due, which can be either an original equipment manufacturer (“OEM”) customer or its electronic manufacturing service provider, depending upon the billing arrangement. In total, five entities represented approximately 70% of the trade accounts receivable balance at February 26, 2005, individually ranging from 4% to 46%. Thirty-nine percent of trade accounts receivable, all of which are denominated in U.S. dollars, are with entities located outside of the United States. The Company believes the risk in trade accounts receivable is limited due to the creditworthiness of entities that the Company sells to and the relatively stable geopolitical environment of the countries in which these entities reside. The Company has not had significant losses related to its accounts receivable in the past.

Note 10. NET SALES BY GEOGRAPHIC AREA

Net sales by geographic area are attributed to the country in which the OEM customer is domiciled, as opposed to the domicile of its electronic manufacturing service provider, if any. Because most sales to electronic manufacturing service providers are directed by the OEM customer, which negotiates product pricing and volumes directly with the Company, the geographic locale of the electronic manufacturing service provider does not materially affect the Company’s sales. Based on the domicile of the OEM customer, there were no material revenues from any individual foreign country for the periods ended February 26, 2005 and February 28, 2004.

Net sales by geographic area are as follows:

	Three months ended		Nine months ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Domestic	$45,241	$36,338	$120,091	$96,485
Europe	3,740	7,372	11,933	13,565
Other	1,027	439	3,358	1,830

Total	$50,008	$44,149	$135,382	$111,880

The Company’s five largest OEM customers, which vary from quarter to quarter, comprised 61% and 73% of our net sales during the third quarters of fiscal 2005 and fiscal 2004, respectively. One OEM customer accounted for 34% and another for 13% of net sales in the third quarter of fiscal 2005, both of which were domestic sales. One OEM customer accounted for 31% and another for 17% of net sales in the first nine months of fiscal 2005, both of which were domestic sales. One OEM customer accounted for 36% and another for 15% of net sales in the third quarter of fiscal 2004, both of which were domestic sales. One OEM customer accounted for 38% and another for 14% of net sales in the first nine months of fiscal 2004, both of which were domestic sales.

Note 11. COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company is party to various legal claims, actions and complaints. In the first quarter of fiscal 2005, four proposed class action complaints were filed against the Company and certain of its executive officers and directors under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 alleging that the defendants made false and misleading statements. In the second quarter of fiscal 2005, following an order consolidating these four actions, the plaintiffs filed a consolidated and amended complaint, which added allegations of violations by certain of the Company’s executive officers and directors of Section 11 of the Securities Act of 1933 in connection with the Company’s stock offering in January 2004 and named the Company’s underwriters as defendants. Pursuant to an underwriting agreement between the Company and its underwriters dated January 2004, the Company has indemnification obligations with respect to the litigation. On March 3, 2005, the Company and its officers and directors filed a motion to dismiss the consolidated complaint. Also in the first quarter of fiscal 2005, two shareholder derivative complaints were filed, purportedly on behalf of the Company against the Company’s executive officers and directors and against the Company as a defendant. In each complaint, the plaintiffs seek unspecified damages from the defendants. A potential loss or range of loss that could arise from these complaints is not estimable or probable at this time. The Company has recorded charges for estimated probable costs associated with defending these claims, as it is the Company’s policy to accrue legal fees when it is probable that the Company will have to defend itself against known claims or allegations and it can reasonably estimate the amount of anticipated expense.

Commitments

As of February 26, 2005, the Company had capital commitments of approximately $3,337, primarily relating to the purchase of manufacturing equipment, of which $2,793 has been included in current liabilities.

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

In February 2005, the Company renewed a letter of credit for $94 to satisfy requirements of the lease agreement for the Wood Village facility. This letter of credit expires on February 26, 2006, and is collateralized with cash. In February 2004, the Company secured the issuance of a letter of credit for $692 in relation to the purchase of manufacturing equipment. This letter of credit has been canceled.

In connection with the purchase of Data Circuits (as discussed in Note 2), the Company acquired certain lease obligations. Data Circuits leases office space and production facilities under noncancelable operating lease agreements with various expiration dates through fiscal year 2010.

For the remainder of fiscal 2005 and in years following, consolidated future minimum lease payments under noncancelable operating leases for Wood Village and Data Circuits facilities are as follows:

Years Ending May 31,	Minimum Payments under Operating Leases
2005	$247
2006	985
2007	1,015
2008	852
2009	799
Thereafter	1,436

$5,334

The Company has consignment agreements with certain suppliers for raw material inventory, some of which obligate the Company to purchase inventory on hand upon termination of the agreement. As of the end of the third quarter of fiscal 2005, potential commitments under these agreements were insignificant.

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

On December 9, 2004, we purchased all of the outstanding capital stock of Data Circuit Holdings, Inc., the parent of Data Circuit Systems, Inc. (collectively referred to as “Data Circuits”). Located in San Jose, California, Data Circuits is a quick-turn manufacturer of complex, multilayer printed circuit boards. The results of Data Circuits have been included in the consolidated financial statements since the date of acquisition.

Results of Operations

Net Sales

Net sales were $50.0 million in the third quarter of fiscal 2005, an increase of 13% over net sales of $44.1 million in the third quarter of fiscal 2004. This increase was primarily due to the $5.7 million revenue generated by Data Circuits since the date of acquisition. The increase was also due to an increase in unit shipments largely offset by a decrease in average pricing. Net sales in the first nine months of fiscal 2005 were $135.4 million, an increase of 21% over net sales of $111.9 million in the first nine months of fiscal 2004. This increase was primarily due to the acquisition of Data Circuits and an increase in unit shipments, partially offset by a reduction in average pricing.

Unit shipments were approximately 37% higher in the third quarter and approximately 24% higher in the first nine months of fiscal 2005 compared to the same periods in the prior year. The increase in unit shipments is due to the addition of new customers, increased business from existing customers and the acquisition of Data Circuits.

Average pricing decreased by approximately 17% in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and by approximately 2% for the first nine months of fiscal 2005 compared to the same period in the prior year. Fluctuations in average pricing are primarily a result of changes in product mix due to shifts in customer demand. Product mix changes affect average pricing as pricing on circuit boards varies significantly based on board complexity, materials used, assembly requirements and speed of delivery. In general, average pricing is higher for boards that utilize high-speed laminate materials or thermal management solutions because these boards require higher cost materials. Sales of these higher priced boards as a percent of total sales decreased in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and in the first nine months of fiscal 2005 compared to the same period in the prior year. The decrease in average pricing in the third quarter and first nine months of fiscal 2005 compared to the third quarter and first nine months of fiscal 2004 was also partially due to a reduction in quick-turn and premium services revenue as a percent of net sales.

Net sales of quick-turn and premium services (products that typically command a higher average sales price than standard volume orders as a result of rapid prototype manufacturing or compressed lead-time volume orders), comprised approximately 41% of net sales in the third quarter of fiscal 2005 compared to approximately 50% in the third quarter of fiscal 2004. Net sales of quick-turn and premium services represented approximately 34% of net sales for the first nine months of fiscal 2005 compared to approximately 44% in the first nine months of fiscal 2004. While net sales of quick-turn and premium services consisted principally of compressed lead-time volume orders in the first nine months of fiscal 2004, net sales of quick-turn and premium services in the first nine months of fiscal 2005 consisted of a relatively higher mix of quick-turn prototype orders. The increase in the level of quick-turn prototype orders is primarily the result of our focus to grow this business and the acquisition of Data Circuits.

Sales attributed to our five largest original equipment manufacturer (“OEM”) customers comprised 61% and 73% of our net sales in the third quarter of fiscal 2005 and 2004, respectively, and 63% and 69% of our net sales in the first nine months of fiscal 2005 and 2004, respectively. Two OEM customers each accounted for more than 10% of our net sales in the third quarters of fiscal 2005 and 2004. Two OEM customers each accounted for more than 10% of our net sales in the first nine months of fiscal 2005 and 2004. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could materially reduce our sales.

Sales attributed to OEMs include sales made through the OEM’s electronic manufacturing service providers. We expect sales to OEMs through their electronic manufacturing service providers to continue to represent a significant portion of our net sales. The percentage of our net sales made through electronic manufacturing service providers was approximately 62% and 53% in the third quarters of fiscal 2005 and 2004, respectively, and 66% and 64% of our net sales in the first nine months of fiscal 2005 and 2004, respectively. Although our contractual relationship is with the electronic manufacturing service provider, most of our shipments to electronic manufacturing service providers are directed by OEMs who negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several electronic manufacturing service providers and are awarded discretionary orders directly from some of them.

The following table shows, for the periods indicated, the percentage of our net sales to the principal end markets we serve ($ in thousands):

	Three Months Ended				Nine Months Ended
	February 26, 2005		February 28, 2004		February 26, 2005		February 28, 2004
End Markets
Communications	77%	$38,321	86%	$38,015	80%	$108,179	82%	$92,166
High-end Computing & Storage	9%	4,257	5%	2,252	8%	10,300	8%	8,784
Test and Measurement	3%	1,730	5%	2,231	4%	6,022	6%	6,108
Aviation and Aerospace	2%	1,000	0%	155	2%	2,053	0%	346
Other	9%	4,700	4%	1,496	6%	8,828	4%	4,476

Total	100%	$50,008	100%	$44,149	100%	$135,382	100%	$111,880

Sales in the communications end market, as a percentage of total sales, declined due to the diversification of our end markets resulting from the Data Circuits acquisition. Although the communications end market continues to be targeted as an area for growth and we continue to add new customers in this end market, we expect that Data Circuits will result in further diversification, resulting in lower concentrations in the communications end market.

Our 90-day backlog was approximately $21.4 million at the end of the third quarter of fiscal 2005 and $21.9 million at the end of the third quarter of fiscal 2004. A substantial portion of our backlog is typically scheduled for delivery within 60 days.

Future demand and product pricing depend on many factors including capacity utilization in the industry, product mix, competitive pressure in the printed circuit board industry, levels of advanced technology, and economic conditions affecting the markets we serve and the electronics industry in general.

Gross Margin

Gross margin as a percentage of net sales was 15% and 19% in the third quarter of fiscal 2005 and fiscal 2004, respectively. The decrease in gross margin in the third quarter of fiscal 2005 compared to the same quarter in the prior year was primarily attributable to a less profitable sales mix, including a lower level of premium service sales, increased costs associated with expansion activities, and higher costs for certain raw materials. In addition, gross margin was negatively affected in the third quarter of fiscal 2005 by a $320 thousand, one-time expense related to a purchase accounting adjustment for Data Circuits inventory. Gross margin as a percentage of net sales was 13% and 14% in the first nine months of fiscal 2005 and fiscal 2004, respectively. The decrease in gross margin for the nine month period primarily reflects a less profitable sales mix and the increased costs discussed above. Cost of goods sold during the third quarter and first nine months of fiscal 2005 reflect the direct and indirect cost of expanded capacity compared to the respective periods of fiscal 2004, due largely to the commencement of production at our Wood Village facility in the fourth quarter of fiscal 2004. While capacity expansion is critical for future growth and has facilitated our increase in unit production, it has increased our cost structure and caused a decline in the overall utilization of our installed capacity from fiscal 2004 to fiscal 2005. Lower capacity utilization reduces gross margin because it results in a higher cost per unit produced. In addition, we have experienced increases in supplier pricing on certain materials. We believe we will have limited ability to pass on increased materials costs to our customers.

Engineering

Engineering expenses were $1.7 million, or 3% of net sales, in the third quarter of fiscal 2005 compared to $1.6 million, or 4% of net sales, in the third quarter of fiscal 2004. Engineering expenses were $5.0 million, or 4% of net sales, in the first nine months of fiscal 2005 compared to $4.4 million, or 4% of net sales, in the first nine months of fiscal 2004. The increase in engineering expense in fiscal 2005 primarily resulted from an increase in average headcount from the prior year to support increased operations.

Selling, General and Administrative

Selling, general and administrative expenses were $4.7 million, or 9% of net sales, and $3.3 million, or 7.5% of net sales, in the third quarter of fiscal 2005 and fiscal 2004, respectively. The increase in the amount of expense is largely attributed to Data Circuits. Selling, general and administrative expenses were $12.7 million, or 9% of net sales, and $9.0 million, or 8% of net sales, in the first nine months of fiscal 2005 and fiscal 2004, respectively. In addition to Data Circuits, the first nine months of fiscal 2005 included expenses of $768 thousand related to the abandonment of a business opportunity in Asia and approximately $650 thousand for audit and consulting fees related to compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act. An increase in labor, due to higher average headcount from the prior year to support increased operations, also contributed to the higher expenses.

Interest and Other Income (Expense), net

Interest and other income (expense), net was a net expense of $21 thousand in the third quarter of fiscal 2005 and a net expense of $328 thousand in the third quarter of fiscal 2004. Interest and other income (expense), net was a net expense of $27 thousand in the first nine months of fiscal 2005 and a net expense of $986 thousand in the first nine months of fiscal 2004. Interest income increased in the third quarter and first nine months of fiscal 2005 compared to the same periods in the prior year due to increased yields on higher levels of cash and cash equivalents and short-term investments.

Income Taxes

The provision for income taxes for the first nine months of fiscal 2005 represents our minimum state income tax obligation. Our effective income tax rate was approximately zero for the third quarter and first nine months of fiscal 2005 and fiscal 2004 due to adjustments to a valuation allowance against deferred tax assets that was established as a result of an accumulation of net operating loss carryforwards. We incurred additional net operating tax losses in the first nine months of fiscal 2005 and fiscal 2004 and, accordingly, we increased our gross deferred tax asset and the corresponding valuation allowance, which resulted in no income tax benefit for these periods.

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

Liquidity and Capital Resources

At the end of the third quarter of fiscal 2005, we had $6.7 million in cash and cash equivalents and $68.0 million in short-term investments. In the first nine months of fiscal 2005, we used cash principally to fund the purchase of Data Circuits and to finance capital expenditures, which was partially offset by cash generated from operating activities.

Cash provided by operating activities for the first nine months of fiscal 2005 was $5.0 million, compared to cash provided by operations of $1.6 million in the first nine months of fiscal 2004. Our operating cash inflow for the first nine months of fiscal 2005 primarily reflects a net loss of $900 thousand, adjusted for $10.8 million of depreciation and amortization, offset by an increase in net working capital accounts of $6.3 million, excluding cash and cash equivalents and short-term investments.

Cash used in investing activities in the first nine months of fiscal 2005 was $6.1 million due primarily to the acquisition of Data Circuits, offset by $49.2 million of cash provided by net proceeds from the sale of short-term investments. In the first nine months of fiscal 2005, proceeds from the sale of short-term investments were $143.4 million offset by $94.2 million of cash used to purchase short-term investments. On December 9, 2004, we purchased all of the outstanding capital stock of Data Circuits from its stockholders for total consideration of approximately $44.0 million. We paid approximately $41.3 million of the total consideration in cash, $2.0 million with a promissory note, purchased cash of $339 thousand and accrued acquisition related expenses of approximately $348 thousand. Interest of 5.0% on the promissory note is payable quarterly and principal payments of $1.0 million are due annually.

The Company had capital commitments to pay approximately $3.3 million as of February 26, 2005, primarily relating to the purchase of manufacturing equipment.

Cash provided by financing activities in the first nine months of fiscal 2005 was $437 thousand for proceeds from the exercise of stock options.

In connection with the purchase of Data Circuits, we acquired certain contractual obligations associated with non-cancelable operating lease agreements for office space and production facilities with various expiration dates through fiscal year 2010.

The following summarizes consolidated contractual obligations, including Data Circuits, at February 26, 2005 and the effect of such on its liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Convertible debenture	$25,000	$—	$25,000		$—
Promissory note	2,000	1,000	1,000
Interest expense	3,768	1,700	2,068
Operating leases	5,334	247	2,000	1,651	1,436
Purchase obligations	3,337	3,337	—	—	—
Expected cash payments, adjusted for inflation, for asset retirement obligation	3,384	—	—	—	3,384

Total	$42,823	$6,284	$30,068	$1,651	$4,820

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

Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: fluctuations in the demand for our products and services, including quick-turn and premium services; the ability to successfully and timely integrate Data Circuits; our ability to achieve expected operating and financial results; changes in customer order levels, product mix and inventory build-up; lower than expected or delayed sales; the outcome of pending or future litigation; pricing and other competitive pressures in the industry from domestic and global competitors; our ability to fully utilize our assets and control costs; our ability to control or pass through to customers the cost of raw materials and supplies; and our ability to retain or attract employees with sufficient know-how to conduct our manufacturing processes and maintain or increase our production output and quality. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

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

We do not have interest rate risk in our long-term debt and do not enter into interest rate swap agreements. A change in interest rates would not affect interest expense on the $25.0 million, 6.5% convertible debenture or the $2.0 million, 5% promissory note issued in connection with the acquisition of Data Circuits because these instruments bear fixed rates of interest.

We do not have foreign exchange risk as all sales are currently denominated in US dollars and foreign expenditures are not material.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 26, 2005. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.

There has been no change in Merix’ internal control over financial reporting during the fiscal quarter ended February 26, 2005 that has materially affected, or is reasonably likely to materially affect, Merix’ internal control over financial reporting.

Our CEO and CFO do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. Although our disclosure controls and internal controls were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Merix have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in our Annual Report on Form 10-K for fiscal year ended May 29, 2004 and our Quarterly Report on Form 10-Q for the quarter ended November 27, 2004, four proposed class action complaints were filed against the Company and certain of its executive officers and directors in the first quarter of fiscal 2005. The complaints were consolidated in the second quarter of fiscal 2005 (In Re Merix Corporation Securities Litigation, United States District Court, District of Oregon, CV 04-826). On March 3, 2005, the Company and its officers and directors filed a motion to dismiss the consolidated complaint.

ITEM 6. EXHIBITS

See the Exhibit Index for the exhibits filed as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of April, 2005.

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