Form 10-K
period 2005-05-28
MERIX CORP
filed 2005-08-10
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 28, 2005

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price as reported by the Nasdaq National Market System as of the last business day of the registrant’s most recently completed second fiscal quarter (November 27, 2004) was $206,424,891. For the purposes of this computation, all executive officers and directors have been deemed affiliates. This shall not be deemed an admission that such persons are affiliates.

The number of shares of the Registrant’s Common Stock outstanding as of August 1, 2005 was 19,369,051 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Merix Corporation is an Oregon corporation formed in March 1994. In this report, the terms “Merix,” “Company,” “we,” “us,” and “our” refer to Merix Corporation and its wholly-owned subsidiaries. We are a leading manufacturer of technologically advanced printed circuit boards for use in sophisticated electronic equipment. Our principal products are complex multi-layer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. We provide our products to original equipment manufacturer (“OEM”) customers, and their electronic manufacturing service providers, that use them primarily in high-end commercial equipment in the communications, computing and test and measurement markets. Our markets are generally characterized by rapid technological change, high levels of complexity and short product life-cycles as new and technologically superior electronic equipment is continually being developed. We believe we are well positioned to serve our expanding customer base in these and other markets as a result of our technology leadership, state-of-the-art production capacity and the expansion of our quick-turn and premium services capabilities.

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

Printed circuit boards are used in virtually all electronic equipment from consumer products, such as personal computers, cellular telephones and televisions, to high-end commercial electronic equipment, such as data communication routers and switches, computer workstations and network servers. Printed circuit boards used in consumer electronic products typically employ lower layer counts and lower performance materials and require less manufacturing capability than printed circuit boards used in high-end commercial equipment. High-end commercial equipment manufacturers require more complex multi-layer printed circuit boards, often constructed with advanced materials. Manufacturing printed circuit boards for these high-end products requires substantial investment in advanced production facilities and process technology as well as engineering and manufacturing expertise. Henderson Ventures, an independent market research firm, estimated that the global market for printed circuit boards was $38.6 billion in 2004, while North American printed circuit board manufacturers produced approximately $4.8 billion of that amount.

We see several significant trends within the printed circuit board manufacturing industry, including:

Reduction in North American manufacturing capacity for printed circuit boards.    As a result of the slowdown in the electronics industry that began in late 2000 and continued at least through mid-2003, many printed circuit board manufacturing facilities were closed in North America. The closures over these years have significantly reduced manufacturing capacity for complex multi-layer printed circuit boards.

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

Expanding markets.    The global demand for wireless communication products and the expansion of data networking infrastructure, including those supporting products such as voice-over IP (VOIP) and network security, are increasingly driving the demand for more complex multi-layer printed circuit boards. We believe that sustained increases in demand in these markets will result from technological changes, demands for a wider variety of electronic product features, greater bandwidth and increasingly powerful electronic components.

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

Design and engineering assistance.    We provide design and engineering assistance in the early stages of product development to ensure that mechanical and electrical elements are integrated to achieve a high quality and cost-effective product for our customers. We also evaluate customer designs for manufacturability and recommend design changes. We believe this collaborative process helps our customers improve the system they are designing, reduce manufacturing costs and increase manufacturing yields and the quality of finished printed circuit boards. We also believe this speeds the transition from development of the prototype design to volume manufacturing and facilitates the timely delivery of high quality products. In addition, by working closely with our customers throughout the design and manufacturing process, we gain insight into their future product requirements.

Quick-turn and premium services.    We can rapidly manufacture custom printed circuit boards allowing our customers to quickly develop and market sophisticated electronic products. We manufacture, or “quick-turn,” prototypes with lead times of twenty-four hours to ten days and pre-production quantities with lead times of ten to twenty days. We also offer compressed-lead time volume orders. We receive a premium over our standard volume pricing for each of these services. Net sales of quick-turn and premium services comprised approximately 34% of net sales in fiscal 2005. The December 2004 acquisition of Merix San Jose, Inc. (“Merix San Jose” fka Data Circuit Systems) expanded our quick-turn manufacturing capacity. In Oregon, we typically use the same processing lines for prototype, pre-production and volume production. We believe that we can efficiently speed the transition from prototype design to volume manufacturing of high-quality complex printed circuit boards.

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

We also have expertise in advanced manufacturing techniques for products utilizing high performance materials and offer specialty products, including:

RF/Microwave application products.    We manufacture printed circuit boards using a variety of advanced insulating materials, primarily for RF/Microwave applications in the wireless infrastructure market. Although typically included in printed circuit boards with lower layer counts, these advanced materials offer electrical, thermal and long-term reliability advantages over conventional materials but are more difficult to process through manufacturing. Our significant expertise in processing these materials allows us to manufacture advanced printed circuit boards for use in sophisticated RF/Microwave applications. We estimate that approximately 22% of our Oregon operations net sales in fiscal 2005 related to printed circuit boards that our customers used in products utilizing RF/Microwave technology.

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

Markets and Customers

Our customers include leading OEMs in the electronics industry. Our five largest OEM customers during fiscal 2005, in alphabetical order, were Cisco Systems, Juniper Networks, Motorola, Nokia and Silicon Graphics, which comprised 59% of net sales. Our five largest OEM customers, who vary from year to year, comprised 60% and 68% of our net sales during fiscal 2003 and 2004, respectively. In fiscal 2003, 2004 and 2005, Cisco Systems and Motorola each accounted for more than 10% of our net sales. While approximately 11% of our net sales in fiscal 2005 were attributed to OEM customers domiciled outside the United States, approximately 33% of net sales related to products shipped outside of the United States, primarily to electronic manufacturing service providers, as directed by our OEM customers. See Note 14 to the financial statements included in this report for information by geographical area. Because we have significant foreign sales and intend to expand our global presence, we are subject to political, economic and other risks we do not face in the domestic market.

Sales attributed to OEMs include sales made through their electronic manufacturing service providers. Approximately 61%, 67%, and 65% of our net sales were through electronic manufacturing service providers in fiscal 2003, 2004 and 2005, respectively. Although our contractual relationship is with the electronic manufacturing service provider, most of our shipments to electronic manufacturing service providers are directed by OEMs who negotiate product pricing and volumes directly with us. The top electronic manufacturing service providers to which we shipped our product in fiscal 2005, in alphabetical order, were Celestica, Flextronics, Jabil Circuits, Plexus and Solectron. In addition, we are on the approved vendor list of several electronic manufacturing service providers and continue to be awarded incremental discretionary orders directly from certain electronic manufacturing service providers. We expect these discretionary orders to increase in the future as we strengthen our direct relationships with these electronic manufacturing service providers.

The following table shows, for the periods indicated, the percentage of our net sales to the principal end markets we serve in the electronics industry:

	Fiscal Years
	2005	2004	2003
End markets:
Communications	78%	82%	76%
High-end Computing	7	7	13
Test and Measurement	4	6	7
Other	11	5	4

Total	100%	100%	100%

Sales in the communications end market represented a lower percentage of sales in fiscal 2005 compared to fiscal 2004, reflecting a more diverse customer base largely due to the December 2004 acquisition of Merix San Jose. While we have identified the communications end market as a primary area for growth and we continue to add new customers in this end market, we will also be expanding our presence in other end markets.

Sales and Marketing

We market our products and services through a field-based direct sales force, field application engineers, manufacturers’ representative firms and customer service personnel. We employ field application engineers in regions across North America and Europe, who serve as the technical interface between us and customers’ design engineering teams. Our field application engineers provide technical design assistance including information and modeling data to help assure that the customer’s final printed circuit board design meets the customer’s electrical performance requirements, cost goals and design guidelines for manufacturability. We believe this collaboration of our engineers with our customers’ designers provides us with a significant competitive advantage.

We have a direct sales force and customer service support presence in North America, Europe and China. We have a business manager and a field application engineer in the Netherlands and a customer service manager in Shuzhou, China. Our efforts to increase our global presence continue to provide us with new customers. We have also significantly expanded the number of our independent manufacturers’ representatives to provide stronger market penetration in portions of the United States and Europe.

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

Manufacturing and Technology

Our printed circuit boards typically employ various combinations of high layer counts, advanced materials, precision cavities, embedded passives, narrow circuit widths and separations of copper traces, and small diameter holes, called “vias” and “microvias,” which connect internal circuitry. Our average layer count, which is a widely used indication of manufacturing sophistication, was 14.2 for printed circuit boards manufactured in our Oregon facilities in fiscal 2005 compared to 10.4 in fiscal 2000. Additionally, many of our printed circuit boards employ advanced high performance materials that offer electrical, thermal and long-term reliability advantages over conventional materials, such as high temperature composite materials for use primarily in wireless infrastructure applications, and we have significant expertise in developing advanced manufacturing techniques for processing these materials.

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

We believe that our ability to compete successfully depends upon a number of factors, including our technological capability; our product quality; our responsiveness to customers in delivery and service; our manufacturing capabilities and capacity; our cost structure; and our pricing.

Backlog

Our 90-day backlog was approximately $24.3 million at the end of fiscal 2005 and $19.8 million at the end of fiscal 2004. A substantial portion of our backlog is typically scheduled for delivery within 60 days.

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

Environmental Matters

We are required to comply with federal, state, county and municipal regulations regarding protection of the environment. Printed circuit board manufacturing requires the use of a variety of materials, including metals and chemicals. As a result, we are subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as air quality regulations. Water used in our manufacturing process must be treated to remove heavy metals and neutralized before it can be discharged into the municipal sanitary sewer system. Many of our activities are also subject to permits issued by authorized governmental agencies. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. Certain waste materials and byproducts generated by our manufacturing processes are either processed by us or sent to third parties for recycling, reclamation, treatment or disposal. Our facilities in Oregon are certified to the ISO 14001 International Standard for Environmental Management Systems. Maintenance of this certification requires the systematic performance of certain environmental related business activities intended to maintain appropriate focus on environmental goals which include commitment to environmental compliance, prevention of pollution, and continuous improvement, among others. We believe our environmental management complies with environmental requirements in all material respects. We have, in the past, received certain notices of violations and have been required to engage in certain minor corrective activities. There can be no assurance that violations will not occur in the future.

Employees

As of May 28, 2005, we had a total of 1,533 workers, of which 1,288 were regular employees and 245 were temporary workers. None of our employees is represented by a labor union. We have never experienced an employee-related work stoppage and we believe our relationship with our employees is good, although, like most manufacturing companies, we have experienced employment related claims from time to time.

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

In Oregon, we manufacture our products on our 73-acre Forest Grove campus, which includes approximately 248,000 square feet of manufacturing and warehouse facilities and approximately 62,500 square feet of training and administration facilities, and on our Wood Village campus, which includes approximately 90,000 square feet of manufacturing space. In addition, our facility in San Jose, California, includes approximately 40,000 square feet of manufacturing and warehouse facilities and approximately 10,000 square feet of administration facilities. We own the Forest Grove facility and lease the Wood Village and San Jose facilities under operating leases. Our San Jose facility is Military Specification 55110 certified for participation in government defense programs. All facilities are certified under the ISO 9001:2000 quality assurance model. This certification requires that we meet standards related to management, production and quality control, among others. We use total quality management systems to meet the highest industry standards for product quality.

ITEM 3.	LEGAL PROCEEDINGS.

On June 17, 2004, the Company and certain of its executive officers and directors were named as defendants in the first of four purported class action lawsuits alleging violations of federal securities laws. These four cases, which were filed in the United States District Court for the District of Oregon, have now been consolidated in a single action entitled In re Merix Securities Litigation, Lead Case No. CV 04-826-MO. A lead plaintiff was appointed, who filed a consolidated and amended class action complaint on November 15, 2004. In the consolidated and amended complaint, lead plaintiff alleges that the defendants violated the federal securities laws by making certain allegedly false and misleading statements. The lead plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Company’s securities during the period from October 14, 2003, through May 13, 2004. On February 25, 2005, the defendants filed a motion to dismiss the amended and consolidated complaint, which is pending. The Company intends to continue to vigorously defend itself and the officer and director defendants.

On July 2, 2004, two derivative lawsuits were filed in the Circuit Court for the State of Oregon, County of Multnomah, against certain of the Company’s officers and directors based on the same allegations made in the securities lawsuits. The Company is named as a nominal defendant in these derivative lawsuits, which have now been consolidated under the common caption In re Merix Corporation Derivative Litigation, Lead Case No. 0407-06807. On April 29, 2005, plaintiffs filed a consolidated shareholder derivative complaint in which they allege breaches of fiduciary duties and mismanagement by the defendants. Plaintiffs seek unspecified damages from the defendants, purportedly on behalf of the Company, as well as the derivative plaintiffs’ attorneys’ fees and costs. The defendants filed a motion in federal court to stay discovery in this state-court derivative action pending resolution of the federal securities lawsuits and, on July 7, 2005, Merix’ officers and directors filed a motion to dismiss the consolidated shareholder derivative complaint.

In each complaint, the plaintiffs seek unspecified damages from the defendants. A potential loss or range of loss that could arise from these complaints is not estimable or probable at this time. We have recorded charges for estimated probable costs associated with defending these claims, as it is the Company’s policy to accrue legal fees when it is probable that the Company will have to defend itself against known claims or allegations and it can reasonably estimate the amount of anticipated expense.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our stockholders during the fourth quarter of fiscal 2005.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers:

Executive Officers	Age	Position
Mark R. Hollinger	47	Chairman, Chief Executive Officer and President
Janie S. Brown	60	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Daniel T. Olson	50	Senior Vice President, Sales and Marketing
Steven Robinson	49	President, Merix San Jose

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

Steven Robinson has served President of Merix San Jose since December 2004 upon its acquisition by Merix. Prior to the acquisition, Mr. Robinson had served as President of Data Circuits since June 2000. From 1996 until June 2000, Mr. Robinson served as Manufacturing Manager of Data Circuits. Data Circuits became a wholly owned subsidiary of Merix upon the closing of Merix’ acquisition of Data Circuits in December 2004. Mr. Robinson has also had responsibility for Merix’ operations in North America since May 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Nasdaq National Market under the symbol “MERX.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal year 2005:
Quarter 4	$11.80	$6.31
Quarter 3	12.85	8.80
Quarter 2	11.12	9.47
Quarter 1	12.00	8.65

Fiscal year 2004:
Quarter 4	$25.15	$9.30
Quarter 3	28.54	16.35
Quarter 2	21.35	12.01
Quarter 1	12.48	5.46

On June 30, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $5.85 per share. As of June 30, 2005, there were approximately 136 shareholders of record and approximately 4,416 beneficial shareholders of our common stock.

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

ITEM 6.	SELECTED FINANCIAL DATA.

	2005		2004	2003		2002	2001
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$186,994	(1)	$156,400	$94,573		$86,500	$183,900
Net income (loss)	$(2,610	)(1)	$28	$(30,083	)(2)	$(9,580)	$26,597
Basic net income (loss) per share	$(0.14)		$—	$(2.07	)(2)	$(0.68)	$1.96	(3)
Diluted net income (loss) per share	$(0.14)		$—	$(2.07	)(2)	$(0.68)	$1.84	(3)

Balance Sheet Data:
Working capital	$99,731	(1)	$139,117	$52,126	(2)	$59,645	$65,970
Total assets	$253,941	(1)	$250,181	$141,560	(2)	$161,202	$175,687
Long-term debt, less current portion	$26,000	(1)	$25,000	$25,000		$16,000	$16,000
Shareholders’ equity	$198,011		$198,415	$104,442	(2)	$132,799	$134,194

(1)	Reflects the $44.0 million acquisition of Merix San Jose. Statement of Operations data reflects consolidation of Merix San Jose results effective December 10, 2004. See Note 2 to the financial statements included in this report.
(2)	Reflects a $16.6 million charge to establish a valuation allowance on deferred tax assets recorded in the fourth quarter of fiscal 2003. See Note 11 to the financial statements included in this report.
(3)	Restated for the three-for-two stock split effected August 25, 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading manufacturer of technologically advanced printed circuit boards for use in sophisticated electronic equipment. Our principal products are complex multi-layer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems.

During the past year, we continued to advance the technology of our printed circuit boards and enhance our quick-turn and premium services capabilities. With the acquisition of Merix San Jose in December 2004, we established ourselves as a top quick-turn producer in North America. We significantly expanded our sales representative network and added a number of new customers and many new programs with existing customers. We focused on reducing our cost structure and improving productivity throughout our operations. In addition, we made significant progress on our strategy to establish Asian manufacturing capabilities as evidenced by the announcement on April 14, 2005 of our intent to acquire Eastern Pacific Circuits in Hong Kong and China. We expect to complete this transaction in the near future.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the financial statements; (iii) and the reported amounts of sales and expenses during the reporting period. On an on-going basis, we evaluate and update our estimates and judgments, including those related to the collectability of accounts receivable, realizability of inventories, estimated costs of warranty obligations, impairment of long-lived assets, estimated obligation associated with the retirement of assets, estimated legal expenses, valuation of goodwill, valuation of identifiable intangible assets and valuation of deferred income tax assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions. We believe the following critical accounting policies, among other policies, affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition and Accounts Receivable

We recognize revenue upon the shipment of our products to the customer provided that we have received a purchase order, the price is fixed, title has transferred, product returns are reasonably estimable, collection of the resulting receivable is reasonably assured, there are no customer acceptance requirements and there are no remaining significant performance obligations. We maintain an allowance for estimated sales adjustments based on historical experience. An estimate of future sales adjustments is recorded as an allowance against accounts receivable at the time of sale. Depending upon the nature of the item as described below, the expense is recorded as either a reduction in net sales or an increase in operating expenses. When a customer receivable requires adjustment, the amount is written-off against the allowance for sales adjustments. Sales adjustments include small pricing discrepancies, which are charged against net sales, disputed freight charges, which are charged against cost of sales, or other customer accommodations, which are typically charged against operating expenses. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These estimates are based on historical experience, current economic and industry conditions and the profile of our customer mix. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. These adjustments are charged against selling, general and administrative expense. Accounts receivable is presented net of these allowances in the consolidated balance sheet.

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

Income Taxes

We account for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. An adjustment to deferred tax assets is charged to income in the period such a determination is made. In fiscal 2003, we initially recorded a full valuation allowance against our deferred tax assets because of operating losses. Our financial results in fiscal 2004 and 2005 supported maintaining a full valuation allowance and we have adjusted the valuation allowance accordingly. If and when we return to profitability, we will reverse the valuation allowance against the deferred tax assets, which will result in a reduction of income tax expense.

Results of Operations

Results of operations information in thousands of dollars and as a percentage of net sales are as follows:

	Years Ended May 31,			Percentage of Net Sales
	2005	2004	2003	2005	2004	2003
Net sales	$186,994	$156,400	$94,573	100.0%	100.0%	100.0%
Cost of sales	163,205	136,425	96,972	87.3	87.2	102.5

Gross profit (loss)	23,789	19,975	(2,399)	12.7	12.8	(2.5)
Operating expenses:
Engineering	6,774	6,047	6,152	3.6	3.9	6.5
Selling, general and administrative	18,278	12,773	11,297	9.8	8.2	12.0
Amortization of identifiable intangibles	1,374	—	—	0.7	—	—
Restructuring and related activities	—	—	2,052	—	—	2.2

Total operating expenses	26,426	18,820	19,501	14.1	12.1	20.7

Operating income (loss)	(2,637)	1,155	(21,900)	(1.4)	0.7	(23.2)
Interest income	2,013	728	1,081	1.1	0.5	1.1
Interest expense	(1,681)	(1,636)	(1,708)	(0.9)	(1.0)	(1.8)
Other expense, net	(297)	(219)	(971)	(0.2)	(0.2)	(0.9)

Income (loss) before taxes	(2,602)	28	(23,498)	(1.4)	—	(24.8)
Income tax expense	(8)	—	(6,585)	—	—	(7.0)

Net income (loss)	$(2,610)	$28	$(30,083)	(1.4)%	—%	(31.8)%

Comparison of Fiscal Years 2005 and 2004

Net Sales

Net sales were $187.0 million in fiscal 2005, an increase of 20% over net sales of $156.4 million in fiscal 2004. The increase was due to an increase in unit shipments partially offset by a decrease in average pricing. Fiscal 2005 includes $13.3 million revenue generated by Merix San Jose since the date of acquisition. Unit shipments were 25% higher in fiscal 2005 than in fiscal 2004. The increase in unit shipments is due to the addition of new customers, increased business from existing customers and the acquisition of Merix San Jose. Average pricing decreased by approximately 4% in fiscal 2005 compared to fiscal 2004. The decrease in average pricing in fiscal 2005 compared to fiscal 2004 was due to pricing pressures within the industry as well as a reduction in quick-turn and premium services revenue as a percent of net sales. Net sales of quick-turn and premium services (products that typically command a higher average sales price than standard volume orders as a result of rapid prototype manufacturing or compressed lead-time volume orders), comprised approximately 34% of net sales in fiscal 2005 compared to approximately 40% in fiscal 2004. While net sales of quick-turn and premium services consisted principally of compressed lead-time volume orders in fiscal 2004, net sales of these services in fiscal 2005 consisted of a relatively higher mix of quick-turn prototype orders. The increase in the level of quick-turn prototype orders is primarily the result of our focus to grow this business and the acquisition of Merix San Jose.

Sales attributed to our five largest original equipment manufacturer (“OEM”) customers comprised 59% and 68% of net sales in fiscal 2005 and 2004, respectively. Two OEM customers each accounted for more than 10% of our net sales in fiscal 2005 and 2004. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could materially reduce our sales.

Sales attributed to OEMs include sales made through their electronic manufacturing service providers. The percentage of our net sales made through electronic manufacturing service providers was approximately 65% and 68% in fiscal 2005 and 2004, respectively, and we expect these sales to continue to represent a significant portion of our net sales. Although our contractual relationship is with the electronic manufacturing service provider, most of our shipments to electronic manufacturing service providers are directed by OEMs who negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several electronic manufacturing service providers and are awarded discretionary orders directly from some of them.

At the request of a number of significant customers, we have implemented vendor managed inventory programs. We expect to receive similar requests from additional customers in 2006. In these programs, we produce and ship products to the customer, but retain ownership until the customer elects to take delivery. The customer commits to accept delivery within a specified period of time, typically 8 to 13 weeks, but is not committed to take delivery at any particular time. We record a sale only after the customer accepts delivery. These programs have reduced our ability to accurately forecast sales on a period to period basis and have also had a negative impact on our compressed lead time volume sales. Additionally, the programs have increased our levels of finished goods inventory.

Gross Margin

Gross margin as a percentage of net sales was 13% in both fiscal 2005 and fiscal 2004. In 2005, a decrease in gross margin from lower capacity utilization as a result of capacity expansion activities was primarily offset by a higher margin sales mix from sales by Merix San Jose. Cost of goods sold in fiscal 2005 reflects a full year of incremental direct and indirect cost of expanded capacity, due largely to the commencement of production at our Wood Village facility in the fourth quarter of fiscal 2004, and the additional fixed overhead resulting from the Merix San Jose acquisition. While capacity expansion is critical for future growth and has facilitated our increase in unit production, it has increased our cost structure and caused a decline in the overall utilization of our installed capacity in fiscal 2005 compared to fiscal 2004. Lower capacity utilization reduces gross margin because it results in a higher cost per unit produced. In addition, we have experienced increases in supplier pricing on certain materials that we have not been able to pass through to customers. Merit increases were reinstated in the fourth quarter of fiscal 2004, which increased salary expense. The negative effects on gross margin from lower capacity utilization, increased materials pricing and merit increases were largely offset by higher margins in the sales mix provided by Merix San Jose.

Engineering

Engineering expenses were $6.8 million, or 4% of net sales, in fiscal 2005 compared to $6.0 million, or 4% of net sales, in fiscal 2004. The increase in engineering expense in absolute dollars is primarily due to the capitalization of $336,000 of qualified internal engineering costs related to our capacity expansion project in fiscal 2004 that did not occur in fiscal 2005, as well as the addition of $203,000 of expenses from Merix San Jose.

Selling, General and Administrative

Selling, general and administrative expenses were $18.3 million, or 10% of net sales, and $12.8 million, or 8% of net sales, in fiscal 2005 and fiscal 2004, respectively. The increase in the amount of expense is largely attributed to the addition of $2.3 million of expenses from Merix San Jose, as well as $768,000 of expenses related to the abandonment of a business opportunity in Asia. Fiscal 2005 also included incremental legal fees of $375,000 from the prior year related to the defense of securities litigation and increased expenses of $980,000 for audit and consulting fees related to compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act. In addition, merit increases were reinstated in the fourth quarter of fiscal 2004 which increased salary expense.

Interest Income

Interest income increased to $2.0 million in fiscal 2005 from $728,000 in fiscal 2004 due to higher yield on investment balances as a result of higher interest rates in fiscal 2005.

Interest Expense

Interest expense increased slightly to $1.7 million in fiscal 2005 from $1.6 million in fiscal 2004. Interest primarily consists of interest on the $25.0 million convertible debenture.

Other Expense, Net

Other expense, net, increased slightly to $297,000 in fiscal 2005, compared to $219,000 in fiscal 2004.

Income Taxes

The provision for income taxes for fiscal 2005 and 2004 represent our minimum state income tax and foreign tax obligations. Our effective income tax rate was approximately zero for fiscal 2005 and fiscal 2004 due to adjustments to a valuation allowance against deferred tax assets that was established as a result of an accumulation of net operating loss carryforwards. We incurred additional net operating tax losses in fiscal 2005 and fiscal 2004 and, accordingly, we increased our gross deferred tax asset and the corresponding valuation allowance, which resulted in no income tax benefit for these periods.

The internal revenue code limits the amount of otherwise taxable income that may be offset by net operating loss carryforwards if certain changes in stock ownership occur, including certain changes in ownership of stock by passive institutional investors. If those changes in ownership of our stock occur, we may be limited in the amount of net operating loss carryforwards that we can use in any given year to reduce our income subject to tax. The Company underwent such a change in fiscal 2005. The company does not believe that the limitation will significantly impact its ability to utilize its net operating loss carryforwards.

Comparison of Fiscal Years 2004 and 2003

Net sales

Our net sales in fiscal 2004 were $156.4 million, an increase of 65% from net sales of $94.6 million in fiscal 2003. This increase was primarily due to an increase in unit shipments and an increase in average pricing.

Unit shipments were 60% higher in fiscal 2004 than in fiscal 2003. The increase in volume was the result of increased end market demand as well as new program gains from existing customers and the addition of new customers. Average pricing decreased throughout fiscal 2003 as a result of changes in our product mix and competitive pricing pressures in our industry. Average pricing increased throughout fiscal 2004 primarily as a result of mix changes, including increased demand for premium services and for products incorporating high-speed laminate materials, and overall price increases as manufacturing capacity utilization in the printed circuit board industry improved. Net sales of quick-turn and premium services increased to 40% of net sales in fiscal 2004 compared to 27% in fiscal 2003. Net sales of quick-turn and premium services in fiscal 2004 included higher levels of both prototype and compressed lead-time volume orders, while net sales of quick-turn and premium services in fiscal 2003 consisted principally of prototype and pre-production orders. We believe the level of prototype orders increased due to our focus on growing this business. In the first three quarters of fiscal 2004, compressed lead-time volume orders increased rapidly as a result of higher customer demand combined with longer standard lead times. In the fourth quarter of fiscal 2004, compressed lead-time volume sales declined as a percentage of net sales relative to the prior three quarters due to a shortening of standard lead times and a decline in demand for these services.

Sales in the communications end market represented 82% and 76% of our net sales in fiscal 2004 and 2003, respectively. The increase in net sales in the communications end marked was due largely to a strengthening of that industry, which we believe grew faster than the other end markets we serve. Sales attributed to our five largest OEM customers comprised 68% and 60% of our net sales in fiscal 2004 and 2003, respectively. Approximately 67% and 61% of our net sales were made to our OEM customers’ electronic manufacturing service providers in fiscal 2004 and 2003, respectively. Two OEM customers accounted for more than 10% of our net sales in fiscal 2004 and 2003.

Gross margin

Gross margin as a percentage of net sales was positive 12.8% in fiscal 2004 and negative 2.5% in fiscal 2003. The increase in gross margin was primarily due to an increase in manufacturing capacity utilization, a lower variable cost structure, increased productivity and a higher margin sales mix, partially offset by increased fixed costs. Manufacturing capacity utilization improved due to increased demand, which enhances gross margin because fixed costs are spread over a higher number of units produced, decreasing the cost per unit. The lower variable cost structure primarily resulted from reductions in supplier pricing for materials and other cost reduction actions. Restructuring and related activities, which were primarily completed in the third quarter of fiscal 2003, generated cost savings compared to the prior year, but were offset by the increased costs associated with resuming the expansion of the Wood Village manufacturing facility beginning the second quarter of fiscal 2004 and the ramping of production in that facility in the fourth quarter of fiscal 2004. Increased productivity reflects a higher lever of output per headcount. A shift to a higher margin sales mix was the result of changes in customer demand, including higher levels of quick-turn and premium services revenue.

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

Interest Expense

Interest expense declined slightly to $1.6 million in fiscal 2004 from $1.7 million in fiscal 2003 and primarily consists of to interest on the $25.0 million convertible debenture.

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

Liquidity and Capital Resources

At the end of fiscal 2005, we had $9.1 million in cash and cash equivalents and $68.6 million in short term investments. The principal source of liquidity in fiscal 2005 was the maturity of short term investments and cash provided by operating activities. In fiscal 2005, we used cash principally to finance capital expenditures and the Merix San Jose acquisition. In addition, cash was used to fund the increase in net working capital.

Cash provided by operating activities for fiscal 2005 was $9.8 million, compared to cash provided by operations of $1.9 million in fiscal 2004. Our operating cash flow of $9.8 million for fiscal 2005 primarily reflects a net loss of $2.6 million, adjusted for $15.3 million of depreciation and amortization, offset by a net increase in working capital accounts of $4.8 million, excluding cash and cash equivalents and short-term investments. The increase in working capital, excluding cash and investments, is primarily the result of an increase in accounts receivable and other assets. The increase in these accounts was primarily caused by increased sales and production activity from fiscal 2004 to fiscal 2005.

Cash used in investing activities in fiscal 2005 was $8.5 million compared to $90.9 million in fiscal 2004. Cash used in investing activities in fiscal 2005 primarily consisted of $41.3 million for the investment in Merix San Jose and $15.8 million used for capital expenditures for manufacturing equipment. These investments were primarily funded through $48.6 million from the maturity of short-term investments net of purchases. At the end of fiscal 2005, we had firm capital commitments of approximately $2.6 million relating to the purchase of manufacturing equipment. In fiscal 2004, the $90.9 million used in investment activities resulted from the investment of proceeds obtained in the public offering of our common stock.

Cash provided by financing activities in fiscal 2005 was $513,000 compared to $92.3 million in the prior year. Net cash flow from financing activities in fiscal 2005 consisted of proceeds from the exercise of employee stock options, whereas fiscal 2004 primarily reflects net proceeds of $87.7 million from a public offering our common stock.

The following summarizes significant contractual obligations for Merix at the end of fiscal 2005 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Convertible debenture	$25,000	$—	$25,000	$—	$—
Note payable	2,000	1,000	1,000	—	—
Expected interest on debt	3,643	1,713	1,930	—	—
Operating leases	4,838	942	1,751	1,460	685
Capital purchase obligations	2,599	2,599	—	—	—
Expected cash payments, adjusted for inflation, for asset retirement obligation	3,579	—	—	—	3,579
EPC purchase agreement	120,000	120,000	—	—	—

Total	$161,659	$126,254	$29,681	$1,460	$4,264

On April 14, 2005, we entered into a Master Sale and Purchase Agreement (the “Agreement”) with Eastern Pacific Circuits Holdings Limited (“EPC”). Pursuant to the Agreement, the Company is to acquire the operations of EPC, a Hong Kong based supplier of printed circuit boards, for a total purchase price of $120.0 million, subject to adjustment based on changes in working capital and subject to an additional earn-out payment of up to $8.0 million if the business meets certain adjusted EBITDA targets in calendar 2005. Our obligation to close is not subject to the availability of financing. We expect to pay the purchase price using a combination of cash on hand and debt financing, which has not yet been arranged.

The convertible debenture is unsecured, is convertible into shares of our common stock at a fixed conversion price of $19.41, and is callable after August 2004 if certain conditions are met. Interest is payable quarterly, and the debenture contains a put option that entitles the holder to require us to redeem the debenture at a price equal to 110% of the principal balance upon a change in control of Merix.

We believe that our existing capital resources, cash generated from operations and cash anticipated to be obtained through debt financing should be sufficient to meet our working capital and capital expenditure requirements through at least the next 12 months.

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

As part of our business strategy, we have made and may make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or production capacity or that may otherwise offer growth opportunities. In connection with any acquisitions or investments, we could:

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

Any of these factors could prevent us from realizing anticipated benefits of an acquisition or investment, including operational synergies, economies of scale and increased profit margins and revenue. Acquisitions of high-technology companies are inherently risky, and any future acquisition may not be successful. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after the acquisition.

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

Where we can make a reasonable estimate of any probable liability relating to pending litigation, we record a liability. Although we have created a reserve for some of the potential legal fees associated with litigation currently pending against us, we have not created any reserve for potential liability for settlements or judgments because the potential liability is neither probable nor estimable. Even when we record a liability, the amount of our estimates of costs or liabilities could be wrong. Accordingly, our operating results and financial condition could be adversely affected. In addition to the direct costs of litigation, pending or future litigation could divert management’s attention and resources from the operation of our business. Accordingly, our operating results and financial condition could be adversely affected.

As production capabilities increase in Asia, where production costs are lower, we may lose market share and our gross margins may be adversely affected by increased pricing pressure.

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

Historically, we have derived a significant portion of our net sales from a limited number of customers. Our top five OEM customers, which vary from year to year, represented 60%, 68% and 59% of our net sales in fiscal 2003, 2004 and 2005, respectively. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce our net sales.

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

While approximately 16% and 11% of our net sales in fiscal 2004 and 2005, respectively, were attributed to OEM customers domiciled outside of the United States, 35% and 33%, respectively, related to products shipped outside of the United States, primarily to the foreign facilities of electronic manufacturing service providers, as directed by our OEM customers. We expect sales in, and product shipments to, non-U.S. markets to continue to represent a significant portion of our total sales in the future. In addition, upon completion of the pending EPC acquisition we will be producing printed circuit boards in Hong Kong and China. Our exposure to the business risks presented by foreign economies will increase to the extent we continue to expand our global operations. Global operations subject us to a number of risks, including:

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

Additionally, fluctuations in the strength of the U.S. dollar relative to foreign currencies may provide a price advantage to foreign competitors.

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

Five companies represented approximately 67% of our net trade accounts receivable at May 28, 2005, with individual percentages for those companies ranging from 5% to 39%. Our OEM customers direct our sales to a relatively limited number of electronic manufacturing service providers. Our contractual relationship is typically with the electronic manufacturing service providers, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to electronic manufacturing service providers, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our results of operations would be harmed.

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

We do not have interest rate risk in our long-term debt and do not enter into interest rate swap agreements. A change in interest rates would not affect interest expense on the $25.0 million, 6.5% convertible debenture or the $2.0 million, 5% note payable because each of those instruments bear a fixed rate of interest.

We do not have exposure to foreign exchange risk as all sales are currently denominated in US dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Merix is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Merix’ internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Merix’ management assessed the effectiveness of the Company’s internal control over financial reporting as of May 28, 2005. Management based its assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Merix’ internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on this assessment, management has determined that as of May 28, 2005, Merix maintained effective internal control over financial reporting.

On December 9, 2004, Merix acquired Data Circuit Holdings, Inc. and its wholly-owned subsidiary Data Circuit Systems, Inc. (renamed Merix San Jose, Inc. and collectively referred to as “Merix San Jose”) in a purchase business combination. Management has excluded Merix San Jose from its assessment of internal control over financial reporting as of May 28, 2005 because Merix San Jose is a wholly-owned subsidiary whose assets and total revenues represents 18% and 7%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended May 28, 2005.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of Merix’ internal control over financial reporting as of May 28, 2005 as stated in their report included in Item 8 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Merix Corporation

We have completed an integrated audit of Merix Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of May 28, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Merix Corporation and its subsidiaries at May 28, 2005 and May 29, 2004 and the results of their operations and their cash flows for each of the three years in the period ended May 28, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s report on internal control over financial reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of May 28, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 28, 2005 based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s report on internal control over financial reporting, management has excluded Data Circuit Holdings, Inc. and its wholly-owned subsidiary Data Circuit Systems, Inc. (renamed Merix San Jose, Inc. and collectively referred to as “Merix San Jose”) from its assessment of internal control over financial reporting as of May 28, 2005 because they were acquired by the Company in a purchase business combination during fiscal 2005. We have also excluded Merix San Jose from our audit of internal control over financial reporting. Merix San Jose has total assets and total revenues representing 18% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended May 28, 2005.

/s/ PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

August 10, 2005

MERIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,130	$7,355
Short-term investments	68,555	117,175
Accounts receivable, net of allowance of $932 and $926, respectively	37,338	30,051
Inventories	11,227	9,622
Other current assets	2,451	1,312

Total current assets	128,701	165,515
Property, plant and equipment, net	88,132	84,021
Goodwill	25,551	—
Identifiable intangible assets, net	9,754	—
Other assets	1,803	645

Total assets	$253,941	$250,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,957	$19,255
Accrued compensation	4,721	3,997
Accrued warranty	1,519	1,061
Other accrued liabilities	4,773	2,085
Current portion of long-term debt	1,000	—

Total current liabilities	28,970	26,398
Long-term debt	26,000	25,000
Other long-term liability	960	368

Total liabilities	55,930	51,766

Commitments and contingencies (Note 16)	—	—
Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding 2005: 19,341 shares, 2004: 19,068 shares	201,458	198,979
Unearned compensation	(392)	(119)
Accumulated deficit	(3,055)	(445)

Total shareholders’ equity	198,011	198,415

Total liabilities and shareholders’ equity	$253,941	$250,181

See the accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended May 31,
	2005	2004	2003
Net sales	$186,994	$156,400	$94,573
Cost of sales	163,205	136,425	96,972

Gross profit (loss)	23,789	19,975	(2,399)
Operating expenses:
Engineering	6,774	6,047	6,152
Selling, general and administrative	18,266	12,773	11,297
Amortizaton of identifiable intangible assets	1,386	—	—
Restructuring and related activities	—	—	2,052

Total operating expenses	26,426	18,820	19,501
Operating (loss) income	(2,637)	1,155	(21,900)
Interest income	2,013	728	1,081
Interest expense	(1,681)	(1,636)	(1,708)
Other expense, net	(297)	(219)	(971)

(Loss) income before taxes	(2,602)	28	(23,498)
Income tax expense	(8)	—	(6,585)

Net (loss) income	$(2,610)	$28	$(30,083)

Net (loss) income per share:
Basic	$(0.14)	$0.00	$(2.07)
Diluted	$(0.14)	$0.00	$(2.07)
Shares used in per share calculations:
Basic	19,224	16,194	14,519
Diluted	19,224	16,830	14,519

See the accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Unearned Compensation	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at May 31, 2002	14,411	$103,189	$—	$29,610	$132,799
Net loss	—	—	—	(30,083)	(30,083)
Exercise of stock options	60	311	—	—	311
Tax benefit related to exercise of stock options	—	102	—	—	102
Issuance of stock under defined contribution plan	179	1,240	—	—	1,240
Issuance of stock options to non-employees	—	7	(7)	—	—
Amortization of unearned compensation	—	—	5	—	5
Shares surrendered or canceled	—	(2)	—	—	(2)
Compensation expense for modification of stock options	—	70	—	—	70

Balance at May 31, 2003	14,650	104,917	(2)	(473)	104,442
Net income	—	—	—	28	28
Exercise of stock options	593	4,627	—	—	4,627
Issuance of stock under defined contribution plan	97	1,426	—		1,426
Issuance of stock options to non-employees	—	7	(7)	—	—
Issuance of restricted stock to employees	29	305	(305)	—	—
Amortization of unearned compensation	—	—	195	—	195
Shares surrendered or canceled	(1)	(35)	—	—	(35)
Sale of common stock, net	3,700	87,732	—	—	87,732

Balance at May 29, 2004	19,068	198,979	(119)	(445)	198,415
Net loss	—	—	—	(2,610)	(2,610)
Exercise of stock options	71	513	—	—	513
Issuance of stock under defined contribution plan	162	1,577	—	—	1,577
Issuance of restricted stock to employees	46	439	(439)	—	—
Amortization of unearned compensation	—	—	116	—	116
Shares surrendered or canceled	(6)	(50)	50	—	—

Balance at May 28, 2005	19,341	$201,458	$(392)	$(3,055)	$198,011

See the accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended May 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(2,610)	$28	$(30,083)
Adjustments to reconcile net (loss) income to net cash provided by (used in) by operating activities:
Depreciation and amortization	15,300	10,598	10,679
Tax benefit related to exercise of stock options	—	—	102
Deferred income taxes	—	—	6,966
Contribution of common stock to defined contribution plan	1,577	1,426	1,240
Loss on impairment and disposal of assets	131	472	1,969
Expense for stock based compensation	116	195	75
Other	20	41	(28)
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable	(4,417)	(16,798)	(2,445)
Inventories	(578)	(3,395)	(1,220)
Income tax refund receivable	—	—	1,693
Other assets	(2,075)	(518)	449
Accounts payable	(345)	7,503	996
Accrued compensation	565	1,119	450
Accrued warranty	458	169	(418)
Other accrued liabilities	1,638	1,085	(1,137)

Net cash provided by (used in) operating activities	9,780	1,925	(10,712)

Cash flows from investing activities:
Capital expenditures	(15,813)	(13,684)	(5,194)
Acquisition of business, net of cash acquired	(41,325)	—	—
Investment
Purchases	(100,830)	(168,575)	(63,814)
Maturities	149,450	91,364	33,144
Proceeds from sale of assets	—	—	8

Net cash used in investing activities	(8,518)	(90,895)	(35,856)

Cash flows from financing activities:
Proceeds from issuance of convertible debenture	—	—	25,000
Principal payments on long-term debt	—	—	(16,000)
Exercise of stock options	513	4,627	311
Proceeds from sale of common stock, net	—	87,732	—
Deferred financing costs	—	—	(1,376)
Reacquisition of common stock	—	(35)	(2)

Net cash provided by financing activities	513	92,324	7,933

Increase (decrease) in cash and cash equivalents	1,775	3,354	(38,635)
Cash and cash equivalents at beginning of year	7,355	4,001	42,636

Cash and cash equivalents at end of year	$9,130	$7,355	$4,001

Supplemental non-cash activity:
Issuance of promissory note in Merix San Jose acquisition	$2,000	$—	$—
Issuance of restricted stock to employees	439	305	—
Increase to the asset retirement obligation	366	303	—
Supplemental Disclosures:
Cash paid for interest	$1,650	$1,629	$1,625
Cash paid for taxes	2	—	—

See the accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1.    Summary of Significant Accounting Policies

Business

Merix Corporation, an Oregon corporation, was formed in March 1994. In December 2004, , Merix Corporation purchased all of the outstanding capital stock of Data Circuit Holdings, Inc., the parent of Data Circuit Systems, Inc., renamed Merix San Jose, Inc. (collectively referred to as “Merix San Jose”), was acquired and became a wholly-owned subsidiary of Merix Corporation. Merix Corporation and its wholly-owned subsidiaries are collectively referred to as “the Company” or “Merix”. The Company is a leading manufacturer of technologically advanced electronic interconnect solutions for use in sophisticated electronic equipment. The Company’s principal products are complex multilayer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The Company provides its products to original equipment manufacturers (“OEM”s) and their electronic manufacturing service providers that use the Company’s products primarily in high-end commercial equipment in the communications, computing, and test and measurement markets. The Company provides its customers with a broad range of products and services including design and engineering assistance, quick-turn and premium services, volume production, RF/Microwave application products, thermal management solutions and backplanes.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending the last Saturday in May. Fiscal years 2005 and 2004 were 52-week years ended May 28, 2005 and May 29, 2004, respectively. Fiscal year 2003 was a 53-week year ended May 31, 2003. For convenience, all of the Company’s fiscal years are presented as ended on May 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventories, estimated costs of warranty obligations, impairment of long-lived assets, estimated obligation associated with the retirement of assets, estimated legal expenses, valuation of goodwill, valuation of identifiable intangible assets and valuation of deferred tax assets.

Principles of Consolidation

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Financial Instruments: Fair Values

The carrying amounts reported in the balance sheet for short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these financial instruments. The carrying amount for long-term debt approximates its fair value because the related interest rates are comparable to rates currently available to the Company for debt with similar terms and maturities.

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and highly liquid investments with maturities of three months or less when purchased.

Short-term Investments

Investments in auction rate securities are classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses, if any, are recorded, net of tax, as a separate component of accumulated other comprehensive income (loss). Investments classified as held-to-maturity with original maturities of more than three months but less than a year are classified as short-term investments.

As of May 31, 2005 and 2004, the Company held $68,555 and $117,175, respectively, of short-term investments, which consisted of auction rate securities. There were no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these short-term investments. All income generated from these short-term investments was recorded as interest income. Although the underlying instruments have maturities of up to 40 years, the Company believes it has the ability to readily liquidate these securities.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period presentation. At February 26, 2005, the Company reclassified its investments in auction rate securities from cash and cash equivalents to short-term investments for the current and all prior periods. Corresponding adjustments to the Consolidated Statement of Cash Flows for the year ended May 31, 2005, 2004 and 2003 have also been made to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The change in classification does not affect cash flows from operations or from financing activities for any period previously reported in the Consolidated Statements of Cash Flows, nor does it affect net income or loss for any period previously reported in the Consolidated Statements of Operations.

	As Reported			As Reclassified
Year Ended May 31,	Cash and Cash Equivalents	Short-term Investments	Total	Cash and Cash Equivalents	Short-term Investments	Total
2004	$124,530	$0	$124,530	$7,355	$117,175	$124,530
2003	42,451	1,514	43,965	4,001	39,964	43,965
2002	42,636	9,294	51,930	42,636	9,294	51,930

	As Reported			As Reclassified
	Investment		Net cash provided by (used in) investing activities	Investment		Net cash provided by (used in) investing activities

Year Ended May 31,	Purchases	Maturities		Purchases	Maturities
2004	$—	$1,514	$(12,170)	$168,575	$91,364	$(90,895)
2003	(1,544)	9,324	2,594	(63,814)	33,144	(35,856)

Inventories

Inventories are valued at the lower of cost or market and include materials, labor and manufacturing overhead. Cost is determined by standard cost, which approximates the first-in, first-out (FIFO) basis.

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon the shipment of its products to the customer provided that the Company has received a purchase order, the price is fixed, title has transferred, collection of the resulting receivable is reasonably assured, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. The Company maintains an allowance for estimated sales adjustments based on historical experience. An estimate of future sales adjustments is recorded as an allowance against accounts receivable at the time of sale. Depending upon the nature of the item as described below, the expense is recorded as either a reduction in net sales or an increase in operating expenses. When a customer receivable requires adjustment, the amount is written-off against the allowance for sales adjustments. Sales adjustments include small pricing discrepancies, which are charged against net sales, disputed freight charges, which are charged against cost of sales, or other customer accommodations, which are typically charged against operating expenses. The Company also maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments, which is based on historical experience, current economic and industry conditions and the profile of our customer mix. Adjustments to this allowance are charged to selling, general and administrative expense. Accounts receivable is presented net of these allowances in the consolidated balance sheet.

Warranty

The Company generally warrants its products for a period of up to twelve months from the manufacture date. A provision for the estimated cost of the warranty is recorded upon shipment based primarily on historical experience.

Legal Fees

The Company records a provision for estimated legal fees when it is probable that it will be required to defend itself against claims.

Engineering Expense

Expenditures for engineering of products and manufacturing processes are expensed as incurred.

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and potentially dilutive shares related to stock options outstanding during the period. Incremental shares of 636,698 for fiscal year 2004, related to outstanding stock options, were included in the calculation of diluted net income per share. No incremental shares were included in the calculations of net loss per share in fiscal 2005 and 2003. The following incremental shares were excluded from the calculation of diluted net income (loss) because including these shares would have been antidilutive:

	May 31,
	2005	2004	2003
Incremental shares related to:
Outstanding stock options	1,702,278	751,833	2,259,967
Convertible debenture	1,287,996	1,287,996	1,287,996

Total	2,990,274	2,039,829	3,547,963

Of the stock options outstanding at May 31, 2005, 2004 and 2003, 1,524,450, 692,469, and 2,280,286, respectively, had exercise prices above the average market price of the underlying common stock for the respective fiscal years.

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

Segment Reporting

The Company operates within one business segment as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s production facilities produce similar, customized products for its customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team. Additionally, the Company has no long-lived assets outside the United States. See Note 14 for revenues from customers domiciled outside the United States and information regarding significant customers.

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, because the exercise price of stock options granted to date equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Income tax benefits, if any, related to stock option exercises are added to the recorded value of common stock. See Note 9.

If the Company had used the fair value based method of accounting for its plans, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Years ended May 31,
	2005	2004	2003
Net income (loss) as reported	$(2,610)	$28	$(30,083)
Add: Stock-based employee compensation expense included in reported net income, net of tax	116	188	42
Deduct: Total stock based compensation expense determined under the fair value method for all awards, net of tax	(8,436)	(6,040)	(4,837)

Net loss pro forma	(10,930)	(5,824)	(34,878)
Net loss per share, as reported
Basic	$(0.14)	$—	$(2.07)
Diluted	$(0.14)	$—	$(2.07)
Net loss per share, pro forma
Basic	$(0.57)	$(0.36)	$(2.40)
Diluted	$(0.57)	$(0.36)	$(2.40)

The following weighted average assumptions were used in the Black-Scholes option pricing model for valuing all stock options granted during fiscal years 2005, 2004 and 2003:

	Years ended May 31,
	2005	2004	2003
Risk-free interest rate	3.08%	2.09%	2.89%
Expected dividend yield	0%	0%	0%
Expected lives	3.28 years	3.59 years	3.83 years
Expected volatility	79%	98%	110%

Using the Black-Scholes methodology, the total value of stock options granted during 2005, 2004 and 2003 was $4,324, $3,127 and $8,122, respectively. If the fair value based methodology of accounting were in use, the Company would expense this value over the vesting period of the options (typically four years). The weighted average fair value of options granted during 2005, 2004 and 2003 was $5.38, $10.04 and $6.13 per share, respectively.

Recent Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was enacted in the United States. In December 2004, the FASB issued FASB Staff Position FAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 provides that the tax deduction for income with respect to qualified domestic production activities will be treated as a special deduction as described in SFAS No. 109. As a result, this deduction has no effect on the Company’s deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction, if any, which was effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company’s income tax returns.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by Merix in the first quarter of fiscal 2007, beginning May 28, 2006. Merix is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition and does not expect the adoption to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The effective date for the Company is fiscal 2007, beginning May 28, 2006. On March 29, 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. SAB 107 covers key topics related to the implementation of SFAS 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of these pronouncements will have a material impact on its consolidated results of operations and earnings per share. Merix has not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154), a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flow.

Note 2.    Business Acquisition

On December 9, 2004, Merix Corporation purchased all of the outstanding capital stock of Merix San Jose. Located in San Jose, California, Merix San Jose is a quick-turn manufacturer of complex, multilayer printed circuit boards. The results of Merix San Jose have been included in the consolidated financial statements since

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

the date of acquisition. The acquisition is expected to enhance the Company’s presence in the marketplace by adding scale to its quick-turn manufacturing capacity, diversifying its end markets, and enabling the Company to gain incremental quick-turn process capabilities. These factors contributed to establishing the purchase price, which resulted in the recognition of a significant amount of goodwill. The aggregate purchase price of $44,012 includes cash of $41,646 (including cash acquired of $339), a $2,000 promissory note, and $366 of direct acquisition costs. Interest of 5% on the promissory note is payable quarterly and principal payments of $1,000 are due annually.

In accordance with SFAS No. 141 “Business Combinations,” the Company recorded the acquisition under the purchase method of accounting. The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. The excess purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

December 9, 2004
Current assets	$4,757
Property and equipment	4,397
Identifiable intangible assets	11,140
Goodwill	25,551
Liabilities assumed	(1,833)

Net assets acquired	$44,012

Goodwill resulting from the acquisition of Merix San Jose is accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Accordingly, goodwill is not amortized. Instead, goodwill is reviewed and tested for impairment on an annual basis, or more frequently, if impairment indicators arise. As of May 31, 2005, goodwill was reviewed and no impairment was deemed to exist. None of the goodwill is deductible for tax purposes.

The following presents the details of identifiable intangible assets acquired and the unamortized value as of May 28, 2005:

	Lives	Cost	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	6.5 years	$9,900	$(1,106)	$8,794
Non-compete agreement	2 years	1,200	(277)	923
Manufacturing sales representatives network	5.5 years	40	(3)	37

Total intangibles purchased		$11,140	$(1,386)	$9,754

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

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Amortization expense for intangible assets acquired was $1,386 for the year ended May 28, 2005 and has been disclosed as a separate line item in the Consolidated Statements of Operations.

The amortization expense of acquired intangible assets for the current fiscal year to date and as estimated for the remainder of fiscal 2005 and in future years is as follows:

Year	Amortization Expense
2005	$1,386
2006	2,687
2007	2,018
2008	1,550
2009	1,255
Thereafter	2,244

$11,140

The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition had occurred at the beginning of the respective years ended May 31, 2005 and 2004:

	Years ended May 31,
	2005	2004
Net sales	$202,234	$181,398
Net loss	$(1,225)	$(504)
Loss per share
Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)

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

Note 3.    Inventories

	May 31,
	2005	2004
Raw materials	$2,768	$1,248
Work in process	4,260	6,826
Finished goods	4,199	1,548

Total	$11,227	$9,622

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 4.    Property, Plant and Equipment

	May 31,
	2005	2004
Land	$2,190	$2,190
Buildings and grounds	34,404	33,071
Leasehold improvements	17,985	16,117
Machinery and equipment	115,195	102,857
Construction in progress	5,948	7,309

Total	175,722	161,544
Accumulated depreciation	(87,590)	(77,523)

Property, plant and equipment, net	$88,132	$84,021

The Company recognized depreciation expense of $13,738, $10,298 and $10,340 in fiscal 2005, 2004 and 2003, respectively.

Note 5.    Convertible Debenture

In the first quarter of fiscal 2003, the Company privately sold a $25,000 6.5% convertible debenture due May 2007. The debenture is unsecured, is convertible into shares of our common stock at a fixed conversion price of $19.41, and is callable after August 2004 if certain conditions are met. There is no principal amortization and the debenture is classified as long-term debt. Interest is payable quarterly, and the debenture contains a put option that entitles the holder to require the Company to redeem the debenture at a price equal to 110% of the principal balance upon a change in control of the Company. This put option will be marked-to-market quarterly and any effect will be shown in the Consolidated Statement of Operations. There was no effect on the Consolidated Statement of Operations in fiscal 2003, 2004 or fiscal 2005 related to the put option. The debenture contains a debt ratio incurrence covenant and the Company was in compliance with this covenant during fiscal 2005.

Note 6.    Lease Agreements

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

In connection with the purchase of Merix San Jose (as discussed in Note 2), the Company acquired certain lease obligations. Merix San Jose leases office space and production facilities under noncancelable operating lease agreements with various expiration dates through fiscal year 2010 and options to extend through fiscal year 2019. Lease payments escalate at specific points over the minimum five year lease terms, and rent expense is

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

recognized on the straight line basis. These leases are classified as operating leases. Rental expense under significant operating leases was $886, $614 and $1,557 in fiscal years 2005, 2004 and 2003, respectively.

Minimum lease payments related to operating leases which have lease terms in excess of 12 months, are as follows:

Minimum Payments Under
Years Ended May 31,	Operating Leases
2006	$942
2007	958
2008	793
2009	739
2010	721
Thereafter	685

Total minimum lease payments	$4,838

Note 7.    Accrued Warranty

Warranty activity for the years ended May 31, 2004 and 2005 consisted of the following:

	Year Ended May 31,
	2005	2004
Balance at the beginning of the period	$1,061	$892
Accruals for warranties issued during the period	2,879	1,895
Accruals or changes in estimates related to pre-existing warranties	175	(262)
Settlements made during the period	(2,596)	(1,464)

Balance at the end of the period	$1,519	$1,061

Note 8.    Asset Retirement Obligations

The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) during fiscal 2004. SFAS 143 requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. Upon adoption of SFAS 143 the company recorded an asset retirement obligation of $343 and a related asset of $294. The Company has asset retirement obligations related to restoring the Wood Village and Merix San Jose facilities to shell condition upon termination of these leases. Activity related to asset retirement obligations for the years ended May 31, 2004 and 2005 consisted of the following:

	Year Ended May 31,
	2005	2004
Asset retirement obligations at the beginning of the period	$368	$—
Liabilities incurred in the period	29	343
Liabilities assumed upon acquisition of Merix San Jose	179	—
Liabilities settled in the period	—	—
Revisions in estimated cash flows	337	—
Accretion expense	47	25

Asset retirement obligations at the end of the period	$960	$368

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 9.    Stock-Based Compensation Plans

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

In anticipation of the implementation of SFAS 123R, the Company accelerated the vesting of “underwater” employee stock options outstanding as of May 25, 2005 that had an exercise price greater than $8.00 per share. Such acceleration of vesting was done for the purpose of avoiding future expense associated with any unvested stock options granted prior to the effective date of SFAS 123R.

A summary of stock option activity for both plans is as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 31, 2002	2,159,345	$14.82
Granted	1,328,529	8.48
Canceled	(112,851)	13.54
Exercised	(59,691)	5.19

Outstanding at May 31, 2003	3,315,322	12.49
Granted	311,525	15.30
Canceled	(112,774)	14.53
Exercised	(592,869)	7.80

Outstanding at May 31, 2004	2,921,204	13.67
Granted	803,687	9.86
Canceled	(282,290)	12.94
Exercised	(71,063)	7.22

Outstanding at May 31, 2005	3,371,538	$12.96

Options Exercisable
May 31, 2003	1,259,750	$12.90
May 31, 2004	1,302,025	$15.05
May 31, 2005	3,253,336	$12.99

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes information about stock options outstanding for both plans at May 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ 2.04 – $ 8.34	758,381	4.33	$7.47	722,679	$7.48
8.40 – 9.22	962,876	5.10	8.87	955,376	8.87
9.25 – 13.88	619,147	4.69	11.39	581,647	11.42
14.05 – 19.17	649,302	3.50	16.71	620,552	16.70
19.30 – 67.06	381,832	2.65	30.30	373,082	30.50

$ 2.04 – $67.06	3,371,538	4.27	$12.96	3,253,336	$12.99

Restricted stock awards are subject to vesting and other terms as specified at the time of issuance by a committee of the Board of Directors. Generally, restricted stock awards vest ratably over a four-year period beginning on the first anniversary of their issuance and may contain accelerated vesting provisions. Unearned compensation expense is recognized ratably over the vesting period. The Company awarded 46,000 and 30,500 restricted shares and rights in fiscal 2005 and 2004, respectively, of which none vested in fiscal 2005 and 15,250 vested during fiscal 2004. Compensation expense of $116 and $188 related to the vesting of these shares was recorded in fiscal 2005 and 2004, respectively. There were no restricted stock awards in fiscal 2003.

Note 10.    Equity

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

Note 11.    Income Taxes

Income tax expense (benefit) consists of federal and state income taxes. Deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities, using currently enacted tax rates. The provision for (benefit from) income taxes consisted of the following:

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

	Years ended May 31,
	2005	2004	2003
Current:
Federal	$—	$—	$(7,261)
State	2	—	(1,403)
Foreign	6	—	—

Total current	8	—	(8,664)
Deferred:
Federal	(487)	(46)	(1,130)
State	(117)	96	(195)
Foreign	—	—	—

Total deferred	(604)	50	(1,325)
Valuation allowance	604	(50)	16,574

Income tax expense	$8	$—	$6,585

State and foreign income taxes were not significant for fiscal year ended May 31, 2004. The Company currently has no plan to repatriate foreign earnings.

The principal differences between taxes on income computed at the federal statutory rate of 34% in fiscal years 2005, 2004, and 2003 and recorded income tax expense (benefit) were as follows:

	Years ended May 31,
	2005	2004	2003
Tax computed at statutory rate	$(885)	$9	$(7,989)
State income taxes, net of federal benefit	(115)	1	(1,599)
Permanent items and credits	(209)	28	(653)
Valuation allowance	604	(38)	16,574
Change in deferred taxes due to rate changes and other	613	—	252

Income tax expense	$8	$—	$6,585

Significant components of the Company’s deferred tax asset and liability were as follows:

	May 31,
	2005	2004
Deferred tax asset—current:
Inventories	$1,135	$864
Vacation accrual	377	146
Sales allowances	344	359
Contribution carryforward	38	40
Other	683	367

Deferred tax asset—current	$2,577	$1,776

Deferred tax asset—long-term:
Intangible basis difference	$(2,708)	$127
Fixed asset basis difference	(6,671)	(6,300)
Alternative minimum tax credit	549	549
Net operating loss carryforward	19,333	21,088
Qualified research expenditures credit	2,887	2,353
Other	(363)	(109)

Deferred tax asset—long-term	$13,027	$17,708

Total deferred tax asset	15,604	19,484
Valuation allowance	(15,604)	(19,484)

Net deferred tax asset	$—	$—

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

In fiscal 2003, the Company recorded a full valuation allowance against its deferred tax assets and has made adjustments to the valuation allowance in fiscal 2004 and 2005. At May 31, 2005, the Company had net operating loss carryforwards of approximately $52,094 and $54,800 for US federal and state income tax purposes, respectively. As of May 31, 2005, the Company has generated federal and state credits of approximately $2,198 and $730, respectively, which will expire between fiscal 2006 and 2025. In addition, the Company has alternative minimum tax credit carryforwards of approximately $549, which are available to reduce future federal regular income taxes, if any, over an indefinite period. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income before these carryforwards expire, beginning in fiscal 2022 for federal income tax purposes and beginning in 2006 for state income tax purposes. Although the Company anticipates future sustained profitability, SFAS No. 109 requires that historical operating losses must weigh heavily in assessing the realizability of deferred tax assets. Thus, a valuation allowance against the deferred tax asset was recorded because of losses generated in the current year and during the two prior years. The net change in the total valuation allowance for the years ended May 31, 2005 and 2004 was a decrease of approximately $3,880 and an increase of approximately $2,910 respectively. The cumulative decrease in the valuation allowance in fiscal 2005 is a result of a decrease of approximately $4,484 due to a purchase accounting adjustment for the purchase of Merix San Jose during the year, and an increase due to ordinary operations of approximately $604.

Utilization of federal and state net operating loss and tax credit carryforwards may be subject to certain annual limitations due to the ownership change rules provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company underwent such a change in fiscal 2005.

Deferred tax assets and related valuation allowances of approximately $2,901 relate to certain US federal and state NOL carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision.

Note 12.    Benefit Plans

The Company has two defined contribution plans, which meet the requirements of Section 401(k) of the Internal Revenue Code, for all regular employees and executive officers. Under one plan, the Company matches employee contributions for 100% of the first 3% of an employee’s base pay and Company contributions vest at a rate of 25% a year. The Company’s contributions may be made in cash or in the Company’s stock. During fiscal years 2005, 2004 and 2003, contribution expense related to this plan was $1,577, $1,426 and $1,240, respectively. Under the second plan, the Company matches employee contributions for 20% of the first 5% of an employee’s base pay and Company contributions vest at a rate of 20% a year after the first year. During fiscal year 2005, contribution expense related to this plan was $25.

Note 13.    Concentrations of Risk

The Company does not believe that at May 31, 2005, it had any significant credit risks. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable. The risk in investments is limited due to the creditworthiness of investees comprising the portfolio and the diversity of the portfolio. For the purposes of evaluating risk in receivables, the Company considers the entity from which the receivable is due, which can be either an OEM customer or its electronic manufacturing service provider, depending upon the billing arrangement. In total, five entities represented approximately 67% of the net trade accounts receivable balance at May 31, 2005, individually ranging from 5% to 39%. Approximately, 40% of trade accounts receivable, all of which are

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

denominated in U.S. dollars, are with entities located outside of the United States. The risk in trade accounts receivable is limited due to the creditworthiness of entities that we sell to and the relatively stable geopolitical environment of the countries in which these entities reside. The Company has not had significant losses related to its accounts receivable in the past.

Our five largest OEM customers, which vary from year to year, comprised 59%, 68% and 60% of our net sales during fiscal 2005, 2004 and 2003, respectively In fiscal year 2005, two OEM customers represented 29% and 16%, respectively, of net sales. In fiscal year 2004, two OEM customers represented 35% and 15%, respectively, of net sales. In fiscal year 2003, two OEM customers represented 33% and 11%, respectively, of net sales.

Note 14.    Sales by Geographic Area

Net sales by geographic area are attributed to the country in which the OEM customer is domiciled, as opposed to the domicile of its electronic manufacturing service provider, if any. Because most sales to electronic manufacturing service provider are directed by the OEM customer, which negotiates product pricing and volumes directly with the Company, the geographic locale of the electronic manufacturing service provider does not materially affect the Company’s sales. During the years ended May 31, 2005, 2004 and 2003 there were no material revenues from any individual foreign country, except for one European OEM customer that accounted for 8% of net sales in fiscal 2004. Net sales by geographic area are as follows:

	May 31,
	2005	2004	2003
Domestic	$166,049	$131,893	$87,839
Europe	15,277	21,862	5,172
Other	5,668	2,645	1,562

Total	$186,994	$156,400	$94,573

Note 15.    Restructuring and Related Activities

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

Note 16.    Commitments and Contingencies

Litigation

In the normal course of business, the Company is party to various legal claims, actions and complaints.

On June 17, 2004, the Company and certain of its executive officers and directors were named as defendants in the first of four purported class action lawsuits alleging violations of federal securities laws. These four cases, which were filed in the United States District Court for the District of Oregon, have now been consolidated in a

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

single action entitled In re Merix Securities Litigation, Lead Case No. CV 04-826-MO. A lead plaintiff was appointed, who filed a consolidated and amended class action complaint on November 15, 2004. In the consolidated and amended complaint, lead plaintiff alleges that the defendants violated the federal securities laws by making certain allegedly false and misleading statements. The lead plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Company’s securities during the period from October 14, 2003, through May 13, 2004. On February 25, 2004, the defendants filed a motion to dismiss the amended and consolidated complaint, which is pending. The Company intends to continue to vigorously defend itself and the officer and director defendants.

On July 2, 2004, two derivative lawsuits were filed in the Circuit Court for the State of Oregon, County of Multnomah, against certain of the Company’s officers and directors based on the same allegations made in the securities lawsuits. The Company is named as a nominal defendant in these derivative lawsuits, which have now been consolidated under the common caption In re Merix Corporation Derivative Litigation, Lead Case No. 0407-06807. On April 29, 2005, plaintiffs filed a consolidated shareholder derivative complaint in which they allege breaches of fiduciary duties and mismanagement by the defendants. Plaintiffs seek unspecified damages from the defendants, purportedly on behalf of the Company, as well as the derivative plaintiffs’ attorneys’ fees and costs. The defendants filed a motion in federal court to stay discovery in this state-court derivative action pending resolution of the federal securities lawsuits and, on July 7, 2005, Merix’ officers and directors filed a motion to dismiss the consolidated shareholder derivative complaint.

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

Environmental Matters

The process to manufacture printed circuit boards requires adherence to city, county, state and federal environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standards. Management believes that its facilities comply in all material respects with environmental laws and regulations. The Company has in the past received certain notices of violations and has been required to engage in certain minor corrective activities. There can be no assurance that violations will not occur in the future.

Commitments

The Company had capital commitments of approximately $2,599 as of May 31, 2005, primarily relating to the purchase of manufacturing equipment.

On April 14, 2005, the Company entered into a Master Sale and Purchase Agreement (the “Agreement”) with Eastern Pacific Circuits Holdings Limited (“EPC”). Pursuant to the Agreement, the Company will acquire the operations of EPC, a Hong Kong based supplier of printed circuit boards, for a total purchase price of $120,000, subject to adjustment based on changes in working capital and subject to an additional earnout payment of up to $8,000 if the business meets certain adjusted EBITDA targets in calendar 2005. The Company’s obligation to close is not subject to the availability of financing. The Company expects to pay the purchase price in cash at closing using a combination of cash on hand and debt financing.

The Company renewed a letter of credit for $94 to satisfy requirements of the lease agreement for the Wood Village facility. This letter of credit expires in February 2006, and is collateralized with cash. The Company issued a letter of credit for $692 in relation to the purchase of manufacturing equipment. This letter of credit expired on September 4, 2004.

We also have consignment agreements with certain suppliers for raw material inventory, some of which obligate us to purchase inventory on hand upon termination of the agreement. As of the end of fiscal 2005, potential commitments under these agreements were insignificant.

Note 17.    Subsequent Events

On June 29, 2005, the Company announced restructuring and other related cost reduction actions that included a reduction in headcount across our manufacturing and support organizations, predominantly in Oregon, of approximately 130 positions.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA (Unaudited)

	Fiscal Year 2005
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(In thousands, except per share data)
Net sales	$42,130	$43,244	$50,008	$51,612
Gross profit	4,393	5,685	7,419	6,292
Operating income (loss)	(1,935)	649	414	(1,765)
Net income (loss)	(1,974)	681	393	(1,710)
Basic net income (loss) per share	(0.10)	0.04	0.02	(0.09)
Diluted net income (loss) per share	(0.10)	0.04	0.02	(0.09)

	Fiscal Year 2004
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(In thousands, except per share data)
Net sales	$30,728	$37,003	$44,149	$44,520
Gross profit	2,068	5,512	8,396	3,999
Operating income (loss)	(1,901)	1,019	3,511	(1,474)
Net income (loss)	(2,247)	707	3,183	(1,615)
Basic net income (loss) per share	(0.15)	0.05	0.20	(0.08)
Diluted net income (loss) per share	(0.15)	0.05	0.19	(0.08)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no change of accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this item.

ITEM 9A.    CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. An evaluation was performed under the supervision and with the participation of the our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of May 28, 2005. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.

Our CEO and CFO do not expect that our disclosure controls will prevent all error and all fraud. Although our disclosure controls were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Merix have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Management’s report on internal control over financial reporting.

Management’s report on internal control over financial reporting is included on page 22 of this Annual Report.

(c) Changes in internal controls.

There has been no change in Merix’ internal control over financial reporting since the most recent filed quarter that has materially affected, or is reasonably likely to materially affect, Merix’ internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

Entry into a Definitive Material Agreement.

Merix entered into an Indemnity Agreement as of May 13, 2005 with Steve Robinson, who serves as Vice President, North American Operations for Merix and as President of Merix San Jose, pursuant to which Merix agrees to indemnify Mr. Robinson for any liability he may incur by reason of the fact that he serves as an executive officer of Merix, including liability under the Securities Act of 1933, as amended. A copy of this agreement is filed as an exhibit to this Annual Report and incorporated herein by reference.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item about our executive officers is included in Part I of this report. The remaining information required by this item will be included in our Proxy Statement for our 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after May 28, 2005.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item will be included in our Proxy Statement for our 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after May 28, 2005.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item will be included in our Proxy Statement for our 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after May 28, 2005.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be included in our Proxy Statement for our 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after May 28, 2005.

ITEM 14.    PRINCIPAL ACCOUNTANT FIRM FEES AND SERVICES

The information required by this item will be included in our Proxy Statement for our 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after May 28, 2005.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index to Financial Statements.

Merix Corporation

Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Write- Offs Net of Recoveries	Reserves Acquired through Acquisitions	Balance at End of Period
For the year ended May 31, 2005
Allowance for sales adjustments and doubtful accounts	$926	$545	$(660)	$120	$932
Obsolescence reserve	1,337	3,664	(3,657)	—	1,344
Tax valuation allowance	19,484	604	—	(4,484)	15,604

For the year ended May 31, 2004
Allowance for sales adjustments and doubtful accounts	$945	$615	$(634)	$—	$926
Obsolescence reserve	1,204	2,297	(2,164)	—	1,337
Tax valuation allowance	16,574	2,910	—	—	19,484

For the year ended May 31, 2003
Allowance for sales adjustments and doubtful accounts	$998	$284	$(337)	$—	$945
Obsolescence reserve	886	857	(539)	—	1,204
Tax valuation allowance	—	16,574	—	—	16,574

Index to Exhibits

The following exhibits are filed with, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Form 10K for the fiscal year ended May 26, 2001.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended May 31, 1997.

Exhibit No.	Description

4.1

Form of Amendment No. 1 to Shareholder Rights Agreement, dated as of April 1, 2002, between the Company and Mellon Investor Services LLC (formerly Chase Mellon Investor Services LLC), as Rights Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2002.

4.2

Form of Amendment No. 2 to Shareholder Rights Agreement, dated as of April 1, 2002, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2002.

10.1	Registration Rights Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

10.2†	1994 Stock Incentive Plan of the Company, as amended, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-59672.

10.3†	Executive Severance Agreement between the Company and Steve Robinson as of December 8, 2004, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated May 13, 2005.

10.4†	Indemnity Agreement between the Company and Carlene M. Ellis as of May 24, 1994, incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

10.5†	Indemnity Agreement between the Company and Dr. Koichi Nishimura as of May 24, 1994, incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended May 28, 1994.

10.6†	Indemnity Agreement between the Company and Janie S. Brown as of August 11, 1998, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q for the quarterly period ended August 29, 1998.

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

10.26†

Indemnity Agreement between the Company and Kirby A. Dyess dated as of September 24, 2002, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended November 23, 2002.

10.27	Stock Purchase Agreement dated as of December 9, 2004, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 27, 2004.

10.28	Promissory Note dated December 9, 2004, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 27, 2004.

10.29†	Indemnity Agreement between the Company and Steve Robinson dated as of May 13, 2005.

10.30	Master Sale and Purchase Agreement between the Company and Eastern Pacific Circuits Holdings Limited dated as of April 14, 2005.

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit No.	Description

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

† This Exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2005.

MERIX CORPORATION

By:	/s/ JANIE S. BROWN
Janie S. Brown Sr. Vice President, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 10, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

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