Form 10-Q
period 2005-08-27
MERIX CORP
filed 2005-10-11
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of October 7, 2005 was 19,477,797 shares.

MERIX CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

MERIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	August 27, 2005	May 28, 2005
Assets

Cash and cash equivalents	$34,014	$9,130
Short-term investments	44,575	68,555
Accounts receivable, net of allowance of $883 and $932, respectively	35,529	37,338
Inventories	13,627	11,227
Other current assets	2,871	2,451

Total current assets	130,616	128,701

Property, plant and equipment, net	84,576	88,132
Goodwill	25,551	25,551
Identifiable intangibles, net	9,003	9,754
Other assets	2,402	1,803

Total assets	$252,148	$253,941

Liabilities and Shareholders’ Equity

Accounts payable	$17,311	$16,957
Accrued compensation	2,973	4,721
Accrued warranty	1,543	1,519
Other accrued liabilities	4,561	4,773
Current portion of long-term debt	1,000	1,000

Total current liabilities	27,388	28,970

Long-term debt	26,000	26,000
Other long-term liability	976	960

Total liabilities	54,364	55,930

Commitments and contingencies (Note 12)	—	—

Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding August 27, 2005: 19,448 shares
May 28, 2005: 19,341 shares	202,145	201,458
Unearned stock compensation	(761)	(392)
Accumulated deficit	(3,600)	(3,055)

Total shareholders’ equity	197,784	198,011

Total liabilities and shareholders’ equity	$252,148	$253,941

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended
	August 27, 2005	August 28, 2004
Net sales	$51,787	$42,130
Cost of sales	44,172	37,737

Gross profit	7,615	4,393

Operating expenses:
Engineering	1,492	1,801
Selling, general and administrative	4,875	4,527
Amortization of identifiable intangibles	751	—
Severance and impairment charges	1,135	—

Total operating expenses	8,253	6,328

Operating loss	(638)	(1,935)
Interest and other income (expense), net	97	(38)

Loss before taxes	(541)	(1,973)

Income tax expense	4	1

Net loss	$(545)	$(1,974)

Net loss per share:
Basic	$(0.03)	$(0.10)

Diluted	$(0.03)	$(0.10)

Shares used in per share calculations:
Basic	19,376	19,113

Diluted	19,376	19,113

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, unaudited)

	Common Stock		Unearned Stock Compensation	Accumulated Deficit	Total
	Shares	Amount
Balance at May 28, 2005	19,341	$201,458	$(392)	$(3,055)	$198,011
Net loss	—	—	—	(545)	(545)
Issuance of stock under defined contribution plan	50	319	—	—	319
Issuance of restricted stock to employees	58	374	(374)	—	—
Amortization of unearned stock compensation	—	—	5	—	5
Shares repurchased, surrendered or canceled	(1)	(6)			(6)

Balance at August 27, 2005	19,448	$202,145	$(761)	$(3,600)	$197,784

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	August 27, 2005	August 28, 2004
Cash flows from operating activities:
Net loss	$(545)	$(1,974)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,469	3,293
Contribution of common stock to defined contribution plan	319	434
Loss on impairment and disposal of fixed assets	502	26
Expense for stock based compensation	5	24
Other	—	6
Changes in assets and liabilities:
Accounts receivable	1,809	(925)
Inventories	(2,400)	98
Other assets	(1,093)	(435)
Accounts payable	1,259	(462)
Accrued compensation	(1,748)	(1,252)
Accrued warranty	24	25
Other accrued liabilities	(212)	32

Net cash provided by (used in) operating activities	2,389	(1,110)

Cash flows from investing activities:
Capital expenditures	(1,479)	(6,619)
Investment
Purchases	(6,800)	(54,425)
Sales and maturities	30,780	60,995

Net cash provided by (used in) investing activities	22,501	(49)

Cash flows from financing activities:
Exercise of stock options	—	187
Shares repurchased, surrendered or cancelled	(6)	—

Net cash (used in) provided by financing activities	(6)	187

Increase (decrease) in cash and cash equivalents	24,884	(972)
Cash and cash equivalents at beginning of period	9,130	7,355

Cash and cash equivalents at end of period	$34,014	$6,383

Supplemental non-cash activity:
Issuance of restricted stock to employees	$374	$327
Increase to the asset retirement obligation	$—	$256

Supplemental disclosures:
Cash paid for interest	$430	$405

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Merix Corporation have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Merix Corporation’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005.

Merix Corporation’s fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal years 2005 and 2006 are 52-week years ending May 28, 2005 and May 27, 2006, respectively. The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods. The results of operations for the three months ended August 27, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of consolidation

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Short-term Investments

Investments in auction rate securities are classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses, if any, are recorded, net of tax, as a separate component of accumulated other comprehensive income (loss). Investments classified as held-to-maturity with original maturities of more than three months, but less than a year are classified as short-term investments. The specific identification method is used to determine the cost of securities sold.

As of August 27, 2005 and May 28, 2005, the Company held $44,575 and $68,555 respectively, of short-term investments, which consisted of auction rate securities. There were no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from short-term investments. In accordance with Accounting Research Bulletin No. 43, Chapter 3A. “Working Capital-Current Assets and Current Liabilities,” the Company views its available-for-sale portfolio as available for use in its current operations. All income generated from these short-term investments was recorded as interest income. Although the underlying instruments have maturities of up to 40 years, based on historical experience in the financial markets as well as the Company’s specific experience, the Company believes there is a reasonable expectation of completing a successful auction within the subsequent twelve-month period. During its history in investing in these securities, the Company has been able to sell its holdings of these investments. Accordingly, the Company believes that the risk of non-redemption of these investments within a year to be minimal.

Revision in the Classification of Certain Securities

Certain previously reported amounts have been reclassified to conform to the current period presentation. At February 26, 2005, the Company reclassified its investments in auction rate securities from cash and cash equivalents to short-term investments for the current and all prior periods. Corresponding adjustments to the Consolidated Statement of Cash Flows for the three months ended August 28, 2004 have also been made to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The change in classification does not affect cash flows from operations or from financing activities for any period previously reported in the Consolidated Statements of Cash Flows, nor does it affect net income or loss for any period previously reported in the Consolidated Statements of Operations.

Reclassifications for the quarter ended August 28, 2004 are as follows:

As Reported			As Reclassified
Cash and Cash Equivalents	Short-term Investments	Total	Cash and Cash Equivalents	Short-term Investments	Total
$116,988	$—	$116,988	$6,383	$110,605	$116,988

As Reported			As Reclassified
Investment		Net cash provided by (used in) investing activities	Investment		Net cash provided by (used in) investing activities
Purchases	Maturities		Purchases	Maturities
$—	$—	$(6,619)	$(54,425)	$60,995	$(49)

Recent Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was enacted in the United States. In December 2004, the FASB issued FASB Staff Position FAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 provides that the tax deduction for income with respect to qualified domestic production activities will be treated as a special deduction as described in SFAS No. 109. As a result, this deduction has no effect on the Company’s deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction, if any, which was effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company’s income tax returns.

FASB Staff Position FAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Merix has not yet evaluated the impact, if any, of the repatriation provisions on the Company’s tax accruals or effective tax rate.

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

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154), a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

Note 2. BUSINESS ACQUISITION

On December 9, 2004, Merix Corporation purchased all of the outstanding capital stock of Data Circuit Holdings, Inc., the parent of Merix San Jose, Inc. (“Merix San Jose”). The results of Merix San Jose have been included in the consolidated financial statements since the date of acquisition. The aggregate purchase price of $44,012 included cash of $41,646 (including cash acquired of $339), a $2,000 promissory note, and $366 of direct acquisition costs. Interest of 5% on the promissory note is payable quarterly and principal payments of $1,000 are due annually.

In accordance with SFAS No. 141 “Business Combinations,” the Company recorded the acquisition under the purchase method of accounting. The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. The excess purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed was recorded as goodwill.

Goodwill resulting from the acquisition of Merix San Jose is accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Accordingly, goodwill is not amortized. Instead, goodwill is reviewed and tested for impairment on an annual basis, or more frequently, if impairment indicators arise. The Company completed its most recent annual goodwill impairment analysis as of May 28, 2005 and concluded that as of May 28, 2005, there was no goodwill impairment.

The following presents the details of identifiable intangible assets acquired and the unamortized value as of August 27, 2005:

	August 27, 2005			May 28, 2005
	Cost	Accumulated Amortization	Net, Intangibles	Net, Intangibles
Amortizable intangible assets
Customer relationships	$9,900	$(1,705)	$8,195	$8,794
Non-compete agreement	1,200	(427)	773	923
Manufacturing sales representatives network	40	(5)	35	37

Total intangibles purchased	$11,140	$(2,137)	$9,003	$9,754

The Company’s purchased intangible assets have remaining lives ranging from 1 to 6 years. The Company performs reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of August 27, 2005, management concluded there was no indication of events or changes in circumstances indicating that the carrying amount of purchased intangible assets may not be recoverable. Amortization expense for intangible assets acquired was $751 for the quarter ended August 27, 2005 and has been disclosed as a separate line item in the Consolidated Statements of Operations. The estimated future amortization expense of purchased intangible assets as of August 27, 2005 is as follows:

Fiscal Year	Amortization Expense
2006 (remaining 9 months)	$1,936
2007	2,018
2008	1,550
2009	1,255
Thereafter	2,244

$9,003

The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition had occurred at the beginning of the three month period ended August 28, 2004.

Three months ended August 28, 2004
Net sales	$49,645
Net income (loss)	$(1,948)

Earnings (loss) per share:
Basic	$(0.10)
Diluted	$(0.10)

The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor is it necessarily indicative of future results.

Note 3. INVENTORIES

	August 27, 2005	May 28, 2005
Raw materials	$4,246	$2,768
Work in process	5,660	4,260
Finished goods	3,721	4,199

Total	$13,627	$11,227

Note 4. PROPERTY, PLANT AND EQUIPMENT

	August 27, 2005	May 28, 2005
Land	$2,190	$2,190
Buildings and grounds	34,150	34,404
Leasehold improvements	18,043	17,985
Machinery and equipment	115,098	115,195
Construction in progress	5,230	5,948

Total	174,711	175,722
Accumulated depreciation and amortization	(90,135)	(87,590)

Property, plant and equipment, net	$84,576	$88,132

Note 5. NET LOSS PER SHARE

Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and potentially dilutive common shares related to stock options and the convertible debenture outstanding during the period. No incremental shares were included in the calculations of net loss per share for the quarters ended August 27, 2005 and August 28, 2004.

The following incremental shares were excluded from the calculation of diluted net loss because including these shares would have been antidilutive:

	Three months ended
	August 27, 2005	August 28, 2004
Incremental shares related to:
Outstanding stock options	3,177,955	1,616,484
Convertible debenture	1,287,996	1,287,996

Total	4,465,951	2,904,480

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

	Three months ended
	August 27, 2005	August 28 2004
Net loss, as reported	$(545)	$(1,974)

Add: Stock-based employee compensation expense included in reported net loss	5	24
Deduct: Total stock based compensation expense determined under the fair value method for all awards	(131)	(1,343)

Net loss pro forma	$(671)	$(3,293)
Net loss per share, as reported
Basic	$(0.03)	$(0.10)
Diluted	$(0.03)	$(0.10)
Net loss per share, pro forma
Basic	$(0.03)	$(0.17)
Diluted	$(0.03)	$(0.17)

Weighted average assumptions:
Risk-free interest rate	3.93%	2.28%
Expected dividend yield	0%	0%
Expected lives	1.90	2.77
Expected volatility	55%	72%

Note 7. ACCRUED WARRANTY

Warranty activity for the three months ended August 27, 2005 and August 28, 2004 consisted of the following:

	Three months ended
	August 27, 2005	August 28, 2004
Accrued warranty at the beginning of the period	$1,519	$1,061
Accruals for warranties issued during the period	1,002	574
Accruals or changes in estimates related to pre-existing warranties	(416)	(83)
Settlements made during the period	(562)	(466)

Accrued warranty at the end of the period	$1,543	$1,086

Note 8. ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”) the company has recorded asset retirement obligations related to restoring the Wood Village and Merix San Jose facilities to shell condition upon termination of the leases in place at those facilities. Activity related to asset retirement obligations for the three months ended August 27, 2005 and August 28, 2004 consisted of the following:

	Three months ended
	August 27, 2005	August 27, 2004
Asset retirement obligations at the beginning of the period	$960	$368
Liabilities incurred in the period	—	—
Liabilities settled in the period	—	—
Revisions in estimated cash flows	—	256
Accretion expense	16	6

Asset retirement obligations at the end of the period	$976	$630

Note 9. CONCENTRATIONS OF CREDIT RISK

The Company does not believe that at August 27, 2005, it had any significant credit risks. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable. The risk in investments is limited due to the creditworthiness of investees comprising the portfolio and the diversity of the portfolio. For the purposes of evaluating risk in receivables, the Company considers the entity from which the receivable is due, which can be either an original equipment manufacturer (“OEM”) customer or its electronic manufacturing service provider, depending upon the billing arrangement. In total, five entities represented approximately 65% of the trade accounts receivable balance at August 27, 2005, individually ranging from 6% to 34%. Forty-eight percent of trade accounts receivable, all of which are denominated in U.S. dollars, are with entities located outside of the United States. The Company believes the risk in trade accounts receivable is limited due to the creditworthiness of entities that the Company sells to and the relatively stable geopolitical environment of the countries in which these entities reside. The Company has not had significant losses related to its accounts receivable in the past.

Note 10. NET SALES BY GEOGRAPHIC AREA

Net sales by geographic area are attributed to the country in which the OEM customer is domiciled, as opposed to the domicile of its electronic manufacturing service provider, if any. Because most sales to electronic manufacturing service providers are directed by the OEM customer, which negotiates product pricing and volumes directly with the Company, the geographic locale of the electronic manufacturing service provider does not materially affect the Company’s sales. Based on the domicile of the OEM customer, there were no material revenues from any individual foreign country for the periods ended August 27, 2005 and August 28, 2004.

Net sales by geographic area are as follows:

	Three months ended
	August 27, 2005	August 28, 2004
Domestic	$44,015	$36,595
Europe	4,402	4,695
Other	3,370	840

Total	$51,787	$42,130

The Company’s five largest OEM customers, who vary from quarter to quarter, comprised 55% and 64% of our net sales during the first quarter of fiscal 2006 and fiscal 2005, respectively. One domestic OEM customer accounted for 27% and another for 12% of net sales in the first quarter of fiscal 2006, one domestic OEM customer accounted for 27% and another for 20% of net sales in the first quarter of fiscal 2005.

Note 11. SEVERANCE AND IMPAIRMENT CHARGES

During the first quarter of fiscal 2006, the Company executed cost reduction actions that included a reduction in headcount across our manufacturing and support organizations, predominantly in Oregon, of approximately 130 positions. The Company recorded a charge of $658 related to severance costs and $477 for the impairment of certain fixed assets. As of August 27, 2005, the Company’s accrued liability relating to severance costs was $106.

Note 12. COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company is party to various legal claims, actions and complaints.

On June 17, 2004, the Company and certain of its executive officers and directors were named as defendants in the first of four purported class action lawsuits alleging violations of federal securities laws. These four cases, which were filed in the United States District Court for the District of Oregon, have now been consolidated in a single action entitled In re Merix Securities Litigation, Lead Case No. CV 04-826-MO. A lead plaintiff was appointed, who filed a consolidated and amended class action complaint on November 15, 2004. In the consolidated and amended complaint, lead plaintiff alleges that the defendants violated the federal securities laws by making certain allegedly false and misleading statements. The lead plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Company’s securities during the period from October 14, 2003, through May 13, 2004. On February 25, 2004, the defendants filed a motion to dismiss the amended and consolidated complaint for failure to identify with sufficient specificity the statements that plaintiffs allege to have been false and why the statements were either false when made or material. On September 15, 2005, the court granted that motion without prejudice and gave plaintiffs leave to amend their complaint. The Company intends to continue to vigorously defend itself and the officer and director defendants.

On July 2, 2004, two derivative lawsuits were filed in the Circuit Court for the State of Oregon, County of Multnomah, against certain of the Company’s officers and directors based on the same allegations made in the class action lawsuit. The Company is named as a nominal defendant in these derivative lawsuits, which have now been consolidated under the common caption In re Merix Corporation Derivative Litigation, Lead Case No. 0407-06807. On April 29, 2005, plaintiffs filed a consolidated shareholder derivative complaint in which they allege breaches of fiduciary duties and mismanagement by the defendants. Plaintiffs seek unspecified damages from the defendants, purportedly on behalf of the Company, as well as the derivative plaintiffs’ attorneys’ fees and costs. On August 31, 2005, the federal court hearing the class action lawsuit described above granted a motion to stay discovery in this state-court derivative action. On September 13, 2005, the state court stayed all proceedings in the derivative lawsuit pending further developments in the federal class action lawsuit, including all proceedings on a motion that the defendants filed on July 7, 2005 to dismiss the consolidated shareholder derivative complaint.

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

Commitments

As of August 27, 2005, the Company had capital commitments of approximately $2,018, primarily relating to the purchase of manufacturing equipment.

For the remainder of fiscal 2006 and in years following, consolidated future minimum lease payments under noncancelable operating leases in effect August 27, 2005 for Wood Village and San Jose facilities are as follows:

Years Ending May 31,	Minimum Payments under Operating Leases
2006 (9 months remaining)	$875
2007	1,015
2008	852
2009	799
Thereafter	1,436

$4,977

The Company has consignment agreements with certain suppliers for raw material inventory, some of which obligate the Company to purchase inventory on hand upon termination of the agreement. As of the end of the first quarter of fiscal 2006, potential commitments under these agreements were insignificant.

Note 13. SUBSEQUENT EVENTS

On September 29, 2005, the Company acquired the business operations of Eastern Pacific Circuits Limited (“EPC”), a Hong Kong based supplier of printed circuit boards. The purchase consideration was $115.0 million, subject to post-closing adjustment based on the working capital of the acquired business on September 29, 2005. Additional cash consideration of up to $13.0 million may be payable by the Company under an earn-out provision based on calendar 2005 adjusted EBITDA of the acquired business. The purchase price allocation will be determined by independent appraisal of the assets and liabilities of the business. The appraisal is expected to be finalized in the second quarter and will result in the write-up of inventories, equipment and real estate, and in the recording of intangible assets, some of which will be amortized to expense. The Company financed the acquisition with a combination of approximately $32.8 million of available cash, term loans and revolving credit borrowings of approximately $71.2 million under two new credit facilities and the issuance of an $11.0 million subordinated promissory note to the seller. The operations of EPC will be included in the Company’s consolidated results beginning September 29, 2005. As permitted by regulations of the Securities and Exchange Commission, Merix will consolidate EPC’s results on a one-month lag with those of the Company’s U.S. operations. Accordingly, the Company’s second fiscal quarter ending November 26, 2005 will include the operations of EPC for the period September 29 through October 22.

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

On December 9, 2004, we purchased all of the outstanding capital stock of Merix San Jose. Located in San Jose, California, Merix San Jose is a quick-turn manufacturer of complex, multilayer printed circuit boards. The results of Merix San Jose have been included in the consolidated financial statements since the date of acquisition.

On September 29, 2005, we acquired the business operations of Eastern Pacific Circuits Holding Limited (EPC), a Hong Kong based supplier of printed circuit boards, for a total purchase price of $115.0 million, subject to adjustment based on changes in working capital and subject to an additional earn-out payment of up to $13.0 million if the business meets certain adjusted EBITDA targets in calendar 2005. We purchased EPC to create a platform in Asia to further support our existing customer base, introduce our technology to new customers in the region, and reduce our overall cost structure. The operations of EPC will be included in our consolidated results beginning September 29, 2005.

Results of Operations

Net Sales

Net sales were $51.8 million in the first quarter of fiscal 2006, an increase of 23% over net sales of $42.1 million in the first quarter of fiscal 2005. This increase includes $7.5 million revenue generated by Merix San Jose in the first quarter of fiscal 2006. Unit shipments were approximately 34% higher in the first quarter of fiscal 2006 compared to the same period in the prior year. The increase in unit shipments is due to the addition of new customers, increased business from existing customers and the acquisition of Merix San Jose. Average pricing decreased by approximately 8% in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The decrease in average pricing in the first quarter of fiscal 2006 compared to fiscal 2005 was primarily due to pricing pressures within the industry. However, there was an increase in quick-turn prototype services revenue as a percent of net sales. Net sales of quick-turn and premium services (products that typically command a higher average sales price than standard volume orders as a result of rapid prototype manufacturing or compressed lead-time volume orders), comprised approximately 34% of net sales in the first quarter of fiscal 2006 compared to approximately 27% in the first quarter of fiscal 2005. While net sales of quick-turn and premium services consisted of compressed lead-time volume orders in the first quarter of fiscal 2005, net sales of quick-turn and premium services in the first quarter of fiscal 2006 consisted of a relatively higher mix of quick-turn prototype orders. The increase in the level of quick-turn prototype orders is primarily the result of our focus to grow this business and the acquisition of Merix San Jose.

Sales attributed to our five largest original equipment manufacturer (“OEM”) customers comprised 55% and 64% of our net sales in the first quarter of fiscal 2006 and 2005, respectively. Two OEM customers each accounted for more than 10% of our net sales in the first quarters of fiscal 2006 and 2005. Although the acquisition of EPC will further diversify our customer base, we expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could materially reduce our sales.

Sales attributed to OEMs include sales made through the OEM’s electronic manufacturing service providers. The percentage of our net sales made through electronic manufacturing service providers was approximately 61% and 67% in the first quarters of fiscal 2006 and 2005, respectively. We expect sales to OEMs through their electronic manufacturing service providers to continue to represent a significant portion of our net sales. Although our contractual relationship is with the electronic manufacturing service provider, most of our shipments to electronic manufacturing service providers are directed by OEMs who negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several electronic manufacturing service providers and are awarded discretionary orders directly from some of them.

The following table shows, for the periods indicated, the percentage of our net sales to the principal end markets we serve ($ in thousands):

	Three Months Ended
	August 27, 2005		August 28, 2004
End Markets
Communications	73%	$37,856	82%	$34,522
High-end Computing & Storage	6%	3,290	6%	2,569
Test and Measurement	5%	2,505	7%	2,750
Aviation and Aerospace	4%	1,872	1%	577
EMSI & Other	12%	6,264	4%	1,712

Total	100%	$51,787	100%	$42,130

Sales in the communications end market, as a percentage of total sales, declined due to the diversification of our end markets resulting from the Merix San Jose acquisition. Although the communications end market continues to be targeted as an area for growth and we continue to add new customers in this end market, we expect that Merix San Jose and the EPC acquisition will result in further diversification, resulting in lower concentrations in the communications end market.

At the request of a number of significant customers, we have implemented vendor managed inventory programs. We expect to receive similar requests from additional customers in the future. In these programs, we produce and ship products to the customer, but retain ownership until the customer elects to take delivery. The customer commits to accept delivery within a specified period of time, typically 8 to 13 weeks, but is not committed to take delivery at any particular time. We record a sale only when the customer accepts delivery. These programs have reduced our ability to accurately forecast sales on a period to period basis and have also had a negative impact on our compressed lead time volume sales. Additionally, the programs have increased our levels of finished goods inventory.

Future demand and product pricing depend on many factors including capacity utilization in the industry, product mix, competitive pressure in the printed circuit board industry, levels of advanced technology, and economic conditions affecting the markets we serve and the electronics industry in general.

Gross Margin

Gross margin as a percentage of net sales was 15% in the first quarter of fiscal 2006 compared to 10% in the first quarter of fiscal 2005. The increase in gross margin primarily reflects the higher margin sales mix and more efficient asset utilization of Merix San Jose, partially offset by lower average pricing discussed above. Overall improvements in asset utilization since the prior year quarter and cost reduction activities in the first quarter of fiscal 2006 have also contributed to higher gross margins. Lower capacity utilization in the first quarter of fiscal 2005 reduced gross margin because it resulted in a higher cost per unit produced. However, capacity expansions that increased our cost structure and caused a decline in the overall utilization of our installed capacity in fiscal 2005 have facilitated our increase in unit production in fiscal 2006.

Engineering

Engineering expenses were $1.5 million, or 3% of net sales, in the first quarter of fiscal 2006 compared to $1.8 million, or 4% of net sales, in the first quarter of fiscal 2005. The decrease in engineering expense in fiscal 2006 primarily resulted from a reduction in average headcount from the prior year.

Selling, General and Administrative

Selling, general and administrative expenses were $4.9 million, or 9% of net sales in the first quarter of fiscal 2006 and $4.5 million, or 11% of net sales, in the first quarter of fiscal 2005. The increase in the amount of expense is largely attributed to the addition of $1.3 million of expense from Merix San Jose. The company has also increased commission expenses due to the increasing use of manufacturing representative firms; however, these increases in expenses were partially offset by a reduction in average headcount. In addition, the first quarter of fiscal 2005 included expenses of $768 thousand related to the abandonment of a business opportunity in Asia.

Severance and Impairment Charges

During the first quarter of fiscal 2006, we executed cost reduction actions that included a reduction in headcount across our manufacturing and support organizations and the impairment of certain assets. The reduction in headcount was approximately 130 positions, predominantly in Oregon, and we recorded a charge of $658 thousand related to severance costs. In addition we recorded $477 thousand for the impairment of certain assets.

Interest and Other Income (Expense), net

Interest and other income (expense), was a net income of $97 thousand in the first quarter of fiscal 2006 and a net expense of $(38) thousand in the first quarter of fiscal 2005. Interest income increased in the first quarter of fiscal 2006 compared to the same period in the prior year due to increased yields on cash and cash equivalents and short-term investments. As a result of the EPC acquisition finalized September 29, 2005, interest expense is expected to increase by approximately $800 thousand and interest income is expected to decrease by approximately $300 thousand in the next fiscal quarter.

Income Taxes

Our effective income tax rate was approximately zero for the first quarter of fiscal 2006 and fiscal 2005 due to adjustments to a valuation allowance against deferred tax assets that was established primarily as a result of an accumulation of net operating loss carryforwards. We incurred additional net operating tax losses in the first quarters of fiscal 2006 and fiscal 2005 and, accordingly, we increased our gross deferred tax asset and the corresponding valuation allowance, which resulted in no income tax benefit for these periods. The provision for income taxes for the first quarters of fiscal 2005 and 2006 represents our minimum foreign and state income tax obligations.

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

Liquidity and Capital Resources

At the end of the first quarter of fiscal 2006, we had $34.0 million in cash and cash equivalents and $44.6 million in short term investments. The principal source of liquidity in the first quarter of fiscal 2006 was the sale and maturity of short term investments and cash provided by operating activities. In the first quarter of fiscal 2006, we used cash principally to finance capital expenditures. In addition, cash was used to fund the increase in net working capital.

Cash provided by operating activities for the first quarter of fiscal 2006 was $2.4 million, compared to cash used in operating activities of $1.1 million in fiscal 2005. Our operating cash flow of $2.4 million for the first quarter of fiscal 2006 primarily reflects a net loss of $545 thousand, adjusted for $4.5 million of depreciation and amortization, offset by a net increase in working capital accounts of $2.1 million, excluding cash and cash equivalents and short-term investments. The increase in net working capital, excluding cash and cash equivalents and short-term investments, is primarily the result of increases in inventory and other assets and a decrease in accrued compensation partially offset by reductions in accounts receivable and an increase in accounts payable. The increase in these accounts was primarily caused by increased sales and production activity from fiscal 2005 to fiscal 2006.

Cash provided by investing activities in the first quarter of fiscal 2006 was $22.5 million compared to cash used in investing activities of $49 thousand in the first quarter of fiscal 2005. Cash provided by investing activities in the first quarter of fiscal 2006 primarily consisted of $24.0 million from the sale of short-term investments net of purchases in anticipation of cash required for the EPC Acquisition.

Cash used in financing activities in the first quarter of fiscal 2006 was $6 thousand compared to cash provided by financing activities of $187 thousand in the first quarter of the prior fiscal year. Net cash flow from financing activities in the first quarter of fiscal 2006 consisted of the repurchase of company common stock related to employee stock option programs, whereas fiscal 2005 consisted of proceeds from the exercise of employee stock options.

Acquisition

We financed the acquisition of EPC with a combination of approximately $32.8 million of available cash, term loans and revolving credit borrowings of approximately $71.2 million under two new credit facilities and the issuance of an $11.0 million subordinated promissory note to EPC.

Domestic Loan and Security Agreement

On September 28, 2005, we entered into a Loan and Security Agreement (the “Loan Agreement”). Under the Loan Agreement, the lenders provided a term loan of $16.5 million and a revolving line of credit of up to $38.5 million based on a borrowing base consisting primarily of our accounts receivable. Unless earlier terminated in accordance with the Loan Agreement, the maturity date of the Loan Agreement is September 28, 2010, with the principal of the term loan to be repaid in 19 equal quarterly payments of $687,500 each and a final payment on the maturity date of $3,437,500. In addition certain prepayments are required upon the sale or other disposition of certain assets. All revolving loans must be repaid in full on the maturity date. The initial loan proceeds were used to fund the acquisition of the business of EPC, and thereafter proceeds are to be used for general operating, working capital and other corporate purposes. The obligations under the Loan Agreement are secured by substantially all of the domestic assets of the Credit Parties. The loans bear interest at (a) either the prime rate or LIBOR for a borrowing period of one, two, three or six months, in each instance, as selected by us, plus (b) an additional margin (which is 50 basis points higher for the term loan than for the revolving loan) based on our available cash and cash equivalents. The Loan Agreement contains a number of restrictive covenants typical for such financings, including restrictions on our ability to incur additional indebtedness, grant additional liens, pay dividends or make other distributions.

Under the Loan Agreement it is an event of default if any Credit Party fails to make a payment required of it under the Loan Agreement or otherwise fails to fulfill the covenants applicable to it. In addition, the failure of the Company to have repaid its indebtedness under its $25.0 million, 6.5% convertible debenture before March 1, 2007 is an event of default unless (a) the holders of the debenture have agreed to extend the maturity date thereof to at least December 28, 2010 or (b) the Company at all times after February 28, 2007 maintains at least $45.0 million of excess cash and cash equivalents. In the case of an event of default that is unremedied within the allowable grace period (if any), the lenders may terminate their loan commitments and require immediate repayment of all outstanding loans

Asian Credit Agreement

On September 29, 2005, Merix Caymans Trading Company Limited (“Merix Trading”), a wholly-owned indirect subsidiary of us, as the borrower, and its following affiliates as guarantors: its direct parent company, Merix Caymans Holding Company Limited (“Merix Caymans Holding”) and its following subsidiaries, Merix Singapore Sales Pte. Ltd., Merix Manufacturing (Hong Kong) Limited and Merix UK Limited, entered into a Credit Agreement (the “Credit Agreement”). Under the Credit Agreement, the lenders provided an initial term loan of $21.3 million, a commitment for a second term loan of $3.7 million and a revolving line of credit of $5.0 million. Unless earlier terminated in accordance with the Credit Agreement, the maturity date of the Credit Agreement is March 15, 2009, with the principal of the term loans to be repaid in equal payments of $7.5 million on each of December 1, 2006, 2007 and 2008 and the balance payable, along with the outstanding balance of the revolving loan, on March 15, 2009. In addition certain prepayments are required upon sale or other disposition of certain assets and upon the generation by Merix Caymans Holding and its subsidiaries of excess cash flow. The initial loan proceeds were used to fund the acquisition of the business of EPC, and thereafter proceeds are to be used for general operating, working capital and other corporate purposes. The obligations under the Credit Agreement are secured by substantially all the assets of Merix Caymans Holding and its subsidiaries (other than the assets of its four subsidiary companies located in the People’s Republic of China). The loans bear interest at (a) LIBOR for a borrowing period of one, two, three or six months, in each instance, as selected by the Company, plus (b) an additional margin of 250 basis points for the first year and thereafter an additional margin determined by a pricing grid based on the ratio of total borrowings to EBITDA for Merix Caymans Holding and its subsidiaries.

In addition to the loans advanced under the Credit Agreement, Eastern Pacific Circuits Investments (Singapore) Pte Ltd, a company acquired by Merix Trading in the EPC acquisition transaction, remains obligated under an existing term loan to the lenders in the amount of $3.7 million, which obligations are guaranteed by Merix Caymans Holding and its subsidiaries party to the Credit Agreement and secured by the collateral provided under the Credit Agreement and its related loan documentation. This existing loan is intended to be refinanced by the proceeds of the second term loan available under the Credit Agreement. The Credit Agreement contains a number of restrictive covenants typical for such financings, including restrictions on the ability of Merix Caymans Holding and its subsidiaries to incur additional indebtedness, grant additional liens, pay dividends or make other distributions. Under the Credit Agreement it is an event of default if Merix Caymans Holding or any of its subsidiaries party to the Credit Agreement fails to make a payment required of it under the Credit Agreement or otherwise fails to fulfill the covenants applicable to it. In the case of an event of default that is unremedied within the allowable grace period (if any), the lenders may terminate their loan commitments and require immediate repayment of all outstanding loans.

Promissory Note

On September 29, 2005, Merix Trading delivered its subordinated Promissory Note to Eastern Pacific Circuits Holdings Limited for a total of (a) $11.0 million plus (b) the amount of the earnout consideration determined under the previously announced Master Sale and Purchase Agreement. The principal is to be paid in four equal installments on March 1, 2007, December 1, 2007, December 1, 2008 and March 15, 2009. The outstanding principal balance earns interest at 7% per annum through December 1, 2006, 8% per annum thereafter through December 1, 2007 and 9% per annum thereafter. Accrued and unpaid interest is payable quarterly, provided that the portion of interest accruing at a rate in excess of the prevailing rate of interest charged Merix Trading under its senior, secured credit facility shall only be paid upon maturity. Merix Trading may offset its payment obligations under the Note by the amount of warranty claims arising under the Master Sale and Purchase Agreement. The holder of the Note has a limited right to accelerate payment upon Merix Trading’s failure to make payments due under the Note, Merix Trading, Merix Caymans Holding Company Limited or their subsidiaries raising debt and/or equity financing proceeds in excess of $50.0 million or certain insolvency or bankruptcy events. The Note is unsecured and subordinated to Merix Trading’s obligations to its senior secured lender.

We believe that our existing capital resources, cash generated from operations and cash obtained through debt financing should be sufficient to meet our working capital and contractual obligations requirements through at least the next twelve months.

Risk Factors Affecting Business and Results of Operations

Certain statements in this report contain forward-looking information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements. These statements relate to future events or our future financial performance. These statements constitute forward-looking statements and are only predictions. Actual events or results may differ materially. The differences could be caused by a number of factors or combination of factors, including the factors listed below and the risks detailed in our Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended May 28, 2005.

Forward-looking statements contained in this report relate to our plans and expectations as to future financial results, end-market demand, our customer base, the need for, use of and availability of capital resources and cash, and the effects of changes in interest rates and foreign currency exchange rates.

Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: the ability to realize the anticipated benefits and synergies of the EPC acquisition in a timely manner or at all; fluctuations in demand for products and services of the combined company, including quick-turn and premium services; the introduction of new products or technologies by competitors; the ability to successfully and timely integrate the operations of EPC with Merix; the ability to achieve expected operating and financial results and avoid unanticipated costs; pricing and other competitive pressures in the industry from domestic and global competitors; foreign currency risk; risks inherent in foreign operations, such as increased regulatory complexity and compliance costs and greater political and economic instability; our ability to fully utilize our assets and control costs; our ability to control or pass through the cost of raw materials and supplies; our ability to retain or attract employees with sufficient know-how to conduct our manufacturing processes and maintain or increase our production output and quality. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Prior to the September 27, 2005 acquisition of EPC, our exposure to market risk for changes in interest rates related primarily to the increase or decrease in the amount of interest income we can earn on our funds available for investment. We ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high-credit quality securities.

In addition, concurrent with the EPC acquisition, we entered into variable rate debt, which exposes us to market risk from changes in interest rates on our variable rate debt. Our Loan Agreement dated September 28, 2005, consists of a term loan of $16.5 million and a revolving line of credit of up to $38.5 million. Our Credit Agreement dated September 27, 2005, provides an initial term loan of $21.3 million, a commitment for a second term loan of $3.7 million and a revolving line of credit of $5.0 million. These loans bear interest that is variable based on changes in either the prime rate or LIBOR. The impact on our results of operations for the next twelve months of a one-point rate change on the balance outstanding of our variable rate debt of approximately $71.2 million subsequent to the EPC acquisition would be approximately $712 thousand. We may enter into interest rate swap agreements to limit this risk.

We do not have interest rate risk in our convertible debenture and notes payable. A change in interest rates would not affect interest expense on the $25.0 million, 6.5% convertible debenture, the $2.0 million, 5% promissory note issued in connection with the acquisition of Merix San Jose or the $11.0 million promissory note issued in connection with the EPC acquisition because these instruments bear fixed rates of interest.

Concurrent with the EPC acquisition, we are subject to risk from fluctuations in foreign currency exchange rates related to our Asian subsidiaries. Some revenue and expense transactions in our Asian subsidiaries are denominated in foreign currencies. Gains and losses, which result from foreign currency transactions, will be included in the Consolidated Statements of Income.

This market risk discussion contains forward-looking statements. We do not believe that changes in interest rates will have a material effect on our liquidity, financial condition or results of operations. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

ITEM 4. CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of August 27, 2005. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.

There has been no change in Merix’ internal control over financial reporting during the fiscal quarter ended August 27, 2005 that has materially affected, or is reasonably likely to materially affect, Merix’ internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in our periodic reports filed with the Securities and Exchange Commission, four proposed class action complaints were filed against us and certain of our executive officers and directors in the first quarter of fiscal 2005. The complaints were consolidated in the second quarter of fiscal 2005. On March 3, 2005, we filed a motion to dismiss the amended and consolidated complaint for failure to identify with sufficient specificity the statements that plaintiffs allege to have been false and why the statements were either false when made or material. On September 15, 2005, the court granted that motion without prejudice and gave plaintiffs leave to amend their complaint.

As previously reported in our periodic reports filed with the Securities and Exchange Commission, in the first quarter of fiscal 2005, two derivative lawsuits were filed against certain of our directors and officers based on the same allegations made in the class action lawsuit. Merix is named as a nominal defendant in these derivative lawsuits, which have now been consolidated. On August 31, 2005, the federal court hearing the class action lawsuit described above granted a motion to stay discovery in this state-court derivative action. On September 13, 2005, the state court stayed all proceedings in the derivative lawsuit pending further developments in the federal class action lawsuit, including all proceedings on a motion that defendants filed on July 7, 2005 to dismiss the consolidated shareholder derivative complaint.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 29-June 25, 2005	—	$—	—	—
June 26-July 23, 2005	925	$6.50	925	—
July 24-August 27, 2005	—	$—	—	—

Total	925	$6.50	925

The issuer purchases during the period covered by this report represent shares purchased by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our equity-based compensation plans. The shares are purchased from employees and the proceeds are remitted to pay the withholding taxes due upon vesting of their restricted stock awards.

ITEM 5. OTHER INFORMATION

Entry Into Material Definitive Agreements

The following events occurred subsequent to the quarterly period covered by this Form 10-Q, and are reportable under Item 1.01 of Form 8-K.

Appointment of New Executive Officer

On September 21, 2005, we entered into an Executive Severance and Noncompetition Agreement and an Indemnity Agreement, each dated as of September 21, 2005, with Stephen Going, our new Vice President and General Counsel.

Under the Executive Severance Agreement, Mr. Going is eligible to receive a cash payment equal to one year of his annual base salary and certain other severance benefits upon his termination of employment with Merix for a reason other than cause, death or disability. Mr. Going is entitled to additional benefits upon a termination of his employment following a change of control of Merix. The agreement also includes noncompetition, nonsolicitation and confidentiality covenants by Mr. Going in favor of Merix. A copy of this agreement is filed as an exhibit to this report on Form 10-Q.

Under the Indemnity Agreement, Merix agrees to indemnify Mr. Going for any liability he may incur by reason of his serving as an executive officer of Merix, including liability under the Securities Act of 1933, as amended. A copy of this agreement is filed as an exhibit to this report on Form 10-Q.

On September 21, 2005, we also entered into a compensation arrangement with Mr. Going pursuant to which he will receive an annual salary of $180,000 and will be eligible to receive a bonus in an amount equal to 40% of his base salary pursuant to our Executive Incentive Plan. Upon commencement of his employment, Mr. Going received an option to purchase up to 40,000 shares of our common stock under our 1994 Stock Incentive Plan and is eligible to receive future annual equity grants.

Director Compensation

On October 6, 2005, our Board of Directors approved a fee payment of $60,000 cash to each of Donald D. Jobe and George H. Kerckhove, directors of Merix, for their services on the Ad Hoc China Acquisition Committee. The aggregate fee amount is payable in four equal installments, one in respect of each quarter of fiscal year 2006.

ITEM 6. EXHIBITS

See the Exhibit Index for the exhibits filed as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of October, 2005.

MERIX CORPORATION

By:	/s/ Janie S. Brown
Janie S. Brown
Sr. Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2001.

3.2	Bylaws of the Company, as amended.

10.1	Supplemental Agreement dated September 29, 2005, relating to the Master Sale and Purchase Agreement dated as of April 14, 2005.

10.2	Loan and Security Agreement dated September 28, 2005.

10.3	Credit Agreement dated September 29, 2005.

10.4	Promissory Note dated September 29, 2005.

10.5	Executive Severance and Noncompetition Agreement between the Company and Stephen Going dated September 21, 2005.

10.6	Indemnity Agreement between the Company and Stephen Going dated September 21, 2005.

10.7	Executive Severance Agreement between the Company and Thomas R. Ingham dated August 22, 2005 (incorporated by reference to the Company’s current report on Form 8-K filed on August 30, 2005).

10.8	Indemnity Agreement between the Company and Thomas R. Ingham dated August 22, 2005 (incorporated by reference to the Company’s current report on Form 8-K filed on August 30, 2005).

10.9	Employee Stock Bonus Agreement

10.10	Summary of Executive Compensation

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.