Form 10-Q
period 2005-11-26
MERIX CORP
filed 2006-01-05
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock outstanding as of December 30, 2005 was 19,518,625 shares.

MERIX CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	November 26, 2005	May 28, 2005
Assets

Cash and cash equivalents	$18,630	$9,130
Short-term investments	20,525	68,555
Accounts receivable, net of allowance of $2,812 and $932, respectively	67,485	37,338
Inventories	25,455	11,227
Other current assets	14,303	2,451

Total current assets	146,398	128,701

Property, plant and equipment, net	130,265	88,132
Goodwill	82,330	25,551
Identifiable intangibles, net	18,012	9,754
Leasehold land use rights	6,535	—
Other assets	2,174	1,803

Total assets	$385,714	$253,941

Liabilities and Shareholders’ Equity

Accounts payable	$49,999	$16,957
Accrued compensation	4,030	4,721
Accrued warranty	4,408	1,519
Other accrued liabilities	14,294	4,773
Current portion of long-term debt	4,976	1,000

Total current liabilities	77,707	28,970

Long-term debt	107,655	26,000
Other long-term liability	992	960

Total liabilities	186,354	55,930

Minority interests	3,542	—

Commitments and contingencies (Note 14)	—	—
Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding November 26, 2005: 19,500 shares May 28, 2005: 19,341 shares	202,430	201,458
Unearned stock compensation	(666)	(392)
Accumulated deficit	(5,946)	(3,055)

Total shareholders’ equity	195,818	198,011

Total liabilities and shareholders’ equity	$385,714	$253,941

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Net sales	$61,672	$43,244	$113,459	$85,374
Cost of sales	54,256	37,559	98,429	75,296

Gross profit	7,416	5,685	15,030	10,078

Operating expenses:
Engineering	1,399	1,536	2,891	3,337
Selling, general and administrative	6,723	3,500	11,597	8,027
Amortization of identifiable intangible assets	827	—	1,577	—
Severance and impairment charges	—	—	1,135	—

Total operating expenses	8,949	5,036	17,200	11,364

Operating income (loss)	(1,533)	649	(2,170)	(1,286)
Interest expense	(1,108)	(413)	(1,544)	(832)
Interest income and other, net	362	445	895	826

Income (loss) before taxes and minority interests	(2,279)	681	(2,819)	(1,292)
Income tax expense	54	—	59	1

Income (loss) before minority interests	(2,333)	681	(2,878)	(1,293)

Minority interests	13	—	13	—

Net income (loss)	$(2,346)	$681	$(2,891)	$(1,293)

Net income (loss) per share:
Basic	$(0.12)	$0.04	$(0.15)	$(0.07)

Diluted	$(0.12)	$0.04	$(0.15)	$(0.07)

Shares used in per share calculations:
Basic	19,475	19,203	19,425	19,158

Diluted	19,475	19,430	19,425	19,158

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, unaudited)

	Common Stock		Unearned Stock Compensation	Accumulated Deficit
	Shares	Amount			Total
Balance at May 28, 2005	19,341	$201,458	$(392)	$(3,055)	$198,011
Net loss	—	—	—	(2,891)	(2,891)
Exercise of stock options	1	1	—	—	1
Issuance of stock under defined contribution plan	90	552	—	—	552
Issuance of stock to employees	71	425	(425)	—	—
Amortization of unearned stock compensation	—	—	151	—	151
Shares repurchased, surrendered or canceled	(3)	(6)	—	—	(6)

Balance at November 26, 2005	19,500	$202,430	$(666)	$(5,946)	$195,818

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	November 26, 2005	November 27, 2004
Cash flows from operating activities:
Net loss	$(2,891)	$(1,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,487	6,610
Contribution of common stock to defined contribution plan	552	789
Expense for stock based compensation	151	54
Minority interests	13	—
Loss on impairment and disposal of fixed assets	527	81
Inventory purchase adjustments	1,727	—
Other	437	18
Changes in assets and liabilities, excluding effects of business combinations:
Accounts receivable	(568)	1,159
Inventories	(2,013)	(931)
Other assets	(843)	(992)
Accounts payable	1,545	(1,454)
Accrued compensation	(691)	(478)
Accrued warranty	(117)	123
Other accrued liabilities	(981)	154

Net cash provided by operating activities	6,335	3,840

Cash flows from investing activities:
Capital expenditures	(2,587)	(12,509)
Acquisition of business, net of cash acquired and debt assumed	(103,059)	—
Investments
Purchases	(21,400)	(89,850)
Sales and maturities	69,430	139,350

Net cash provided by (used in) investing activities	(57,616)	36,991

Cash flows from financing activities:
Proceeds from long-term borrowings	67,533	—
Deferred financing costs	(1,901)	—
Payments on lease obligation	(85)	—
Due from affiliate	(4,761)	—
Shares cancelled or repurchased, net of stock option exercises	(5)	341

Net cash provided by financing activities	60,781	341

Increase in cash and cash equivalents	9,500	41,172
Cash and cash equivalents at beginning of period	9,130	7,355

Cash and cash equivalents at end of period	$18,630	$48,527

Supplemental non-cash activity:
Issuance of promissory note in Merix Asia acquisition	$11,000	$—
Assumption of debt in acquisition	3,667
Issuance of stock to employees	425	327
Increase to the asset retirement obligation	—	283

Supplemental disclosures:
Cash paid for interest	$865	$815

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements of Merix Corporation (the “Company”) have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Merix Corporation’s Annual Report on Form 10-K for the fiscal year ended May 28, 2005.

Merix Corporation’s fiscal year is the 52 or 53-week period ending the last Saturday in May. Fiscal years 2005 and 2006 are 52-week years ending May 28, 2005 and May 27, 2006, respectively. The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods. The results of operations for the three and six months ended November 26, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned and majority owned subsidiaries. To facilitate the consolidation and public reporting process, our recently acquired Asian subsidiaries are included in our consolidated results on a one-month lag. As such, our second fiscal quarter includes results from our Asian subsidiaries for the period September 29, 2005, the date of acquisition, through October 22, 2005. Inter-company balances resulting from transactions with our Asian subsidiaries during the one-month lag period have been netted and presented as an asset on the consolidated balance sheet. All other inter-company accounts, transactions and profits have been eliminated in consolidation. As of November 26, 2005, the net inter-company asset of $4.8 million included in other current assets was primarily the result of cash transfers from the Company’s US operations to our Asian subsidiaries from October 23, 2005 through November 26, 2005.

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

As of November 26, 2005 and May 28, 2005, the Company held $20,525 and $68,555 respectively, of short-term investments, which consisted of auction rate securities. There were no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from short-term investments. In accordance with Accounting Research Bulletin No. 43, Chapter 3A. “Working Capital-Current Assets and Current Liabilities,” the Company views its available-for-sale portfolio as available for use in its current operations. All income generated from these short-term investments was recorded as interest income. Although the underlying instruments have maturities of up to 40 years, based on historical experience in the financial markets as well as the Company’s specific experience, the Company believes there is a reasonable expectation of completing a successful auction within the subsequent twelve-month period. In its history in investing of these securities, the Company has been able to sell its holdings of these investments during the auction process. Accordingly, the Company believes that the risk of non-redemption of these investments within a year to be minimal.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries have been translated in accordance with SFAS No. 52, “Foreign Currency Translation,” which requires that assets, liabilities and operations of a foreign entity be measured using the functional currency of that entity. The functional currency of the foreign subsidiaries is the U.S. dollar with the exception of the foreign sales offices, which use their respective local currencies as the functional currency, and certain subsidiaries in the People’s Republic of China, which use the Hong Kong dollar as the functional currency.

The reporting currency of the Company and its subsidiaries is the U.S. dollar. For those foreign subsidiaries whose books of record are not maintained in their respective functional currency, remeasurement into the functional currency is required before translation into the reporting currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and revenues and expenses are translated into the U.S. dollar at weighted average exchange rates during the period. Translation adjustments arising upon the consolidation of non-U.S. dollar financial statements are accumulated in shareholder’s equity as translation adjustments within accumulated other comprehensive income (loss). Translation adjustments in the current period were immaterial.

Transactions involving a currency other than the functional currency generate a gain or loss from the fluctuation of the currency relative to the functional currency and are recorded in the statement of operations during the respective period. The Company currently does not utilize any derivative instruments to apply a hedging strategy to mitigate these foreign transaction gains and losses. Foreign currency gains and losses were not material during the period.

Leasehold Land Use Rights

Leasehold land use rights represent amounts paid to lease land in Hong Kong and the People’s Republic of China. Amounts are paid at the beginning of the lease term and are amortized on the straight-line method over the remaining period of the initial 50-year lease term.

Revision in the Classification of Certain Securities

Certain previously reported amounts have been reclassified to conform to the current period presentation. At February 26, 2005, the Company reclassified its investments in auction rate securities from cash and cash equivalents to short-term investments for the current and all prior periods. Corresponding adjustments to the Consolidated Statement of Cash Flows for the six months ended November 27, 2004 have also been made to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The change in classification does not affect cash flows from operations or from financing activities for any period previously reported in the Consolidated Statements of Cash Flows, nor does it affect net income or loss for any period previously reported in the Consolidated Statements of Operations.

Reclassifications for the six months ended November 27, 2004 are as follows:

Consolidated Balance Sheets

As Previously Reported			As Reclassified
Cash and Cash Equivalents	Short-term Investments	Total	Cash and Cash Equivalents	Short-term Investments	Total
$116,202	$—	$116,202	$48,527	$67,675	$116,202

Consolidated Statements of Cash Flows

As Previously Reported			As Reclassified
Investment		Net cash provided by (used in) investing activities	Investment		Net cash provided by (used in) investing activities
Purchases	Maturities		Purchases	Maturities
$—	$—	$(12,509)	$(89,850)	$139,350	$36,991

Recent Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was enacted in the United States. In December 2004, the FASB issued FASB Staff Position FAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 provides that the tax deduction for income with respect to qualified domestic production activities will be treated as a special deduction as described in SFAS No. 109. As a result, this deduction has no effect on the Company’s deferred tax assets and liabilities existing at the date of enactment. The impact of this deduction, if any, will be reported in the period in which the deduction is claimed on the Company’s income tax returns.

FASB Staff Position FAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company currently plans to reinvest all its foreign earnings in foreign jurisdictions, and as a result, FSP 109-2 would have no significant impact on the Company’s tax accruals or effective tax rate.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by Merix in its first fiscal quarter of 2007, beginning May 28, 2006. Merix is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition.

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

Note 2. BUSINESS ACQUISITIONS

Data Circuit Holdings, Inc.

On December 9, 2004, Merix Corporation purchased all of the outstanding capital stock of Data Circuit Holdings, Inc., the parent of Data Circuit Systems, Inc., renamed Merix San Jose, Inc. (collectively referred to as “Merix San Jose”). Located in San Jose, California, Merix San Jose is a quick-turn manufacturer of complex, multilayer printed circuit boards. The results of Merix San Jose have been included in the consolidated financial statements since the date of acquisition. The aggregate purchase price of $44,012 was settled with available cash of $41,646 (including cash acquired of $339), a $2,000 promissory note, and $366 of direct acquisition costs. Interest of 5% on the promissory note is payable quarterly and principal payments of $1,000 are due annually.

Eastern Pacific Circuits Limited

On September 29, 2005, Merix Corporation completed the acquisition of the business operations of Eastern Pacific Circuits Limited and certain of its subsidiaries (collectively referred to as “EPC” or “Merix Asia”), a Hong Kong based supplier of printed circuit boards, from Eastern Pacific Circuits Holdings Limited (“EPCH”). Existing minority interest owners retained, subsequent to completion of the acquisition, their ownership percentage in the four entities that hold facilities and conduct business operations in the People’s Republic of China. The acquisition of the business operations of EPC was completed for an estimated purchase price of $119,392, including acquisition related costs of approximately $4,392. The acquisition was financed with a combination of approximately $32,800 of available cash, term loans, including the assumption of certain EPC debt, and revolving credit borrowings under two new credit facilities totaling approximately $71,200, and the issuance of an $11,000 subordinated promissory note to EPCH. The estimated purchase price does not reflect potential additional consideration based on changes in working capital, cash and an additional earnout payment of up to $13,000 if the business meets certain adjusted EBITDA targets in calendar 2005. The additional purchase consideration, if paid, will increase recorded goodwill.

Accounting for Acquisitions

In accordance with SFAS No. 141 “Business Combinations,” the Company recorded these acquisitions using the purchase method of accounting. The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. The excess purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed was recorded as goodwill. In relation to Merix Asia, the fair values were based upon a preliminary valuation of tangible and identifiable intangible assets acquired, including useful lives, as estimated by management of the Company with the assistance of an independent appraiser. The fair values assigned to the assets acquired and liabilities assumed are preliminary and subject to change pending management’s final valuation. The final valuation may differ materially from the preliminary estimates.

The following summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition dates.

	Merix San Jose	Merix Asia
Current Assets	$4,757	$49,375
Property and equipment	4,397	48,849
Leasehold land use rights	—	6,547
Identifiable intangible assets	11,140	9,835
Goodwill	25,551	56,779
Liabilities assumed	(1,833)	(51,993)

Net assets acquired	$44,012	$119,392

The acquisition of Merix San Jose enhanced the Company’s presence in the marketplace by adding scale to its quick-turn manufacturing capacity, diversifying its end markets, and enabling the Company to gain incremental quick-turn processing capabilities. These factors contributed to establishing the purchase price, which resulted in the recognition of a significant amount of goodwill.

The acquisition of Merix Asia enabled the Company to better position itself to support its existing customer base, introduce its technology to new customers in Asia, offer a diverse range of products, and reduce its overall cost structure. The acquisition also provided the Company with a strategic combination of well-located manufacturing operations, a seasoned management team, and an expanded customer base which diversifies its end markets, resulting in the recognition of a significant amount of goodwill.

Goodwill resulting from these acquisitions is accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Accordingly, goodwill is not amortized. Instead, goodwill is reviewed and tested for impairment on an annual basis, or more frequently, if impairment indicators arise. None of the goodwill is considered deductible for tax purposes.

The following presents the details of identifiable intangible assets acquired and the unamortized value as of November 26, 2005:

	November 26, 2005			May 28, 2005
	Cost	Accumulated Amortization	Net, Intangibles	Net, Intangibles
Amortizable intangible assets
Merix San Jose:
Customer relationships	$9,900	$(2,303)	$7,597	$8,794
Non-compete agreement	1,200	(577)	623	923
Manufacturing sales representatives network	40	(7)	33	37
Merix Asia
Customer relationships	9,835	(76)	9,759	—

Total intangibles purchased	$20,975	$(2,963)	$18,012	$9,754

The Company’s purchased intangible assets have remaining lives ranging from 1 to 10 years. The Company performs reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of November 26, 2005, management concluded there was no indication of events or changes in circumstances indicating that the carrying amount of purchased intangible assets may not be recoverable. Amortization expense for intangible assets acquired was $827 for the quarter ended November 26, 2005 and has been disclosed as a separate line item in the Consolidated Statements of Operations. The estimated future amortization expense of purchased intangible assets as of November 26, 2005 is as follows:

Fiscal Year	Amortization Expense
2006 (remaining 6 months)	$1,677
2007	3,002
2008	2,533
2009	2,239
Thereafter	8,561

$18,012

The following unaudited pro forma financial information presents the consolidated results of operations as if these acquisitions had occurred at the beginning of the six month period ended November 27, 2004.

	Three months ended		Six months ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004

Net sales	$83,800	$85,161	$170,686	$170,467
Net income (loss)	$(3,585)	$1,828	$(5,778)	$1,653

Earnings (loss) per share:
Basic	$(0.18)	$0.10	$(0.30)	$0.09
Diluted	$(0.18)	$0.09	$(0.30)	$0.09

The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the six month period ended November 27, 2004, nor is it necessarily indicative of future results.

Note 3. INVENTORIES

	November 26, 2005	May 28, 2005
Raw materials	$5,728	$2,768
Work in process	10,367	4,260
Finished goods	9,360	4,199

Total	$25,455	$11,227

Note 4. PROPERTY, PLANT AND EQUIPMENT

	November 26, 2005	May 28, 2005
Land	$2,301	$2,190
Buildings and grounds	60,830	34,404
Leasehold improvements	18,043	17,985
Machinery and equipment	138,751	115,195
Construction in progress	4,488	5,948

Total	224,413	175,722
Accumulated depreciation and amortization	(94,148)	(87,590)

Property, plant and equipment, net	$130,265	$88,132

Note 5. DEBT AND FINANCING ARRANGEMENTS

Debt balances are as follows:

	November 26, 2005	May 28, 2005
Convertible Debenture	$25,000	$25,000
Notes Payable	13,000	2,000
Domestic Revolving Loans	25,847	—
Domestic Term Loan	16,500	—
Asian Revolving Loans	5,000	—
Asian Term Loan	25,000	—
Capital Lease Obligations	2,284	—

Total debt outstanding	$112,631	$27,000

Less current portion:
Notes Payable	(1,000)	(1,000)
Domestic Term Loan	(2,750)	—
Lease Obligations	(1,226)	—

Non-current maturity of long-term debt	$107,655	$26,000

Convertible Debenture

In the first quarter of fiscal 2003, the Company privately sold a $25,000 6.5% convertible debenture due May 2007. The debenture is unsecured, is convertible into shares of our common stock at a fixed conversion price of $19.41, and became callable in August 2004 if certain conditions are met. There is no principal amortization and the debenture is classified as long-term debt. Interest is payable quarterly, and the debenture contains a put option that entitles the holder to require the Company to redeem the debenture at a price equal to 110% of the principal balance upon a change in control of the Company. This put option will be marked-to-market quarterly and any effect will be shown in the Consolidated Statement of Operations. There has been no effect on the Consolidated Statement of Operations related to the put option. The debenture contains a debt ratio incurrence covenant and the Company was in compliance with this covenant as of November 26, 2005.

Domestic Loan and Security Agreement

On September 28, 2005, Merix Corporation entered into a Loan and Security Agreement with a bank group (the “Loan Agreement”). Under the Loan Agreement, the lenders provided a term loan of $16,500 and a revolving line of credit of up to $38,500 based on a borrowing base consisting primarily of the Company’s accounts receivable. As of November 26, 2005, amounts outstanding under the revolving line of credit were $25,847. The maturity date of the Loan Agreement is September 28, 2010, with the principal of the term loan to be repaid in 19 equal quarterly payments of $687 each and a final payment on the maturity date of $3,437. All revolving loans must be repaid in full on the maturity date. The initial loan proceeds were used to fund the acquisition of Merix Asia. The obligations under the Loan Agreement are secured by substantially all of the U.S. assets of the Company. The loans bear interest at (a) either the prime rate or LIBOR, plus (b) an additional margin (which is 50 basis points higher for the term loan than for the revolving loan) based on certain performance criteria. The weighted average borrowing rate at November 26, 2005 on these instruments was 6.41%.

The Loan Agreement contains a number of restrictive covenants typical for such financings with which we are in compliance as of November 26, 2005.

Asian Credit Agreement

On September 29, 2005 a subsidiary of the Company entered into a Credit Agreement (the “Credit Agreement”) with a bank group. Under the Credit Agreement, the lenders provided an initial term loan of $21,300, a second term loan of $3,700 and a revolving line of credit of $5,000 all of which was outstanding as of November 26, 2005. The maturity date of the Credit Agreement is March 15, 2009, with the principal of the term loans to be repaid in equal payments of $7,500 on each of December 1, 2006, 2007 and 2008 and the balance payable, along with the outstanding balance of the revolving loan, on March 15, 2009. The initial loan proceeds were used to fund the acquisition of Merix Asia. The obligations under the Credit Agreement are secured by substantially all the assets of Merix Asia. The loans bear interest at (a) LIBOR, plus (b) an additional margin of 250 basis points for the first year and thereafter the additional margin will be determined by certain performance criteria. The weighted average borrowing rate at November 26, 2005 on these instruments was 6.45%.

The Credit Agreement contains a number of restrictive covenants typical for such financings with which we are in compliance as of November 26, 2005.

Notes Payable

On December 9, 2004, Merix Corporation issued a $2,000, 5% promissory note in connection with the acquisition of Data Circuits Holdings, Inc. Interest is payable quarterly and principal payments of $1,000 are due annually.

On September 29, 2005, a subsidiary of the Company issued a subordinated Promissory Note (“the Note”) to EPCH for a total of $11,000. The principal is to be paid in four equal installments on March 1, 2007, December 1, 2007, December 1, 2008 and March 15, 2009. The outstanding principal balance earns interest at 7% through December 1, 2006, 8% through December 1, 2007 and 9% thereafter, payable quarterly. The Note is unsecured and subordinated to the Company’s obligations to its senior secured lender.

Capital Lease Obligations

Capital lease obligations represent machinery and equipment financing obligations at our Asian facilities, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

Principal Payments on Debt

As of November 26, 2005, principal payments on debt are due as follows (in thousands):

Fiscal Year
2006	$2,375
2007	39,000
2008	13,000
2009	23,250
2010	2,750
2011	28,825

Total Principal Payments	109,200
Add:
Interest and fees	1,147
Capital Lease Obligations	2,284

Total Debt	$112,631

Note 6. Lease Agreements

Capital Leases

In connection with the acquisition of Merix Asia (as discussed in Note 2), the Company assumed obligations for existing leases classified as capital under the requirements of SFAS 13, “Accounting for Leases.” All of the acquired leases are for machinery and equipment for use in the manufacturing facilities located in Asia with original lease terms ranging from 8 to 48 months.

The following is an analysis of the leased property under capital leases:

Class of Property	Included in Assets at November 26, 2005
Machinery & Equipment	$2,149
Less: Accumulated Amortization	(90)

$2,059

For the remainder of fiscal 2006 and in years following, consolidated future minimum lease payments under noncancelable capital leases in effect November 26, 2005 are as follows:

Years Ending May 31,	Minimum Payments under Capital Leases
2006 (6 months remaining)	$818
2007	1,343
2008	515
2009	13
2010	—
Thereafter	—

Total Minimum Lease Payments	2,689
Less: Amount representing interest	(405)

Present value of net minimum lease payments	$2,284

Operating Leases

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

In connection with the purchase of Merix San Jose (as discussed in Note 2), the Company acquired certain lease obligations. Merix San Jose leases office space and production facilities under noncancelable operating lease agreements with various expiration dates through fiscal year 2010 and options to extend through fiscal year 2019. Lease payments escalate at specific points over the minimum five year lease terms, and rent expense is recognized on the straight line basis.

In connection with the purchase of Merix Asia (as discussed in Note 2), the Company acquired certain lease obligations. Merix Asia leases office and apartment space and production facilities under noncancelable operating lease agreements with various expiration dates through fiscal year 2008.

For the remainder of fiscal 2006 and in years following, consolidated future minimum lease payments under noncancelable operating leases in effect November 26, 2005 are as follows:

Years Ending May 31,	Minimum Payments under Operating Leases
2006 (6 months remaining)	$730
2007	1,319
2008	971
2009	799
2010	750
Thereafter	685

$5,254

Note 7. NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and potentially dilutive common shares related to stock options and the convertible debenture outstanding during the period. Dilutive potential common shares related to outstanding stock options of 227,165 were included in the calculation of diluted net income per share for the quarter ended November 27, 2004. No incremental shares were included in the calculations of net loss per share for the three and six months ended November 26, 2005.

The following incremental shares were excluded from the calculation of diluted net loss because including these shares would have been antidilutive:

	Three months ended		Six months ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Incremental shares related to:
Outstanding stock options	3,332,605	1,351,750	3,287,346	1,597,700
Convertible debenture	1,287,996	1,287,996	1,287,996	1,287,996

Total	4,620,601	2,639,746	4,575,342	2,885,696

Note 8. STOCK BASED COMPENSATION PLAN

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

	Three months ended		Six months ended
	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004
Net income (loss), as reported	$(2,346)	$681	$(2,891)	$(1,293)
Add: Stock-based employee compensation expense included in reported net income (loss)	146	30	151	54
Deduct: Total stock based compensation expense determined under the fair value method for all awards, net of tax	(468)	(1,217)	(599)	(2,560)

Net loss pro forma	$(2,668)	$(506)	$(3,339)	$(3,799)
Net income (loss) per share, as reported
Basic	$(0.12)	$0.04	$(0.15)	$(0.07)
Diluted	$(0.12)	$0.04	$(0.15)	$(0.07)
Net loss per share, pro forma
Basic	$(0.14)	$(0.03)	$(0.17)	$(0.20)
Diluted	$(0.14)	$(0.03)	$(0.17)	$(0.20)
Weighted average assumptions:
Risk-free interest rate	4.15%	3.09%	4.01%	2.83%
Expected dividend yield	0%	0%	0%	0%
Expected lives	4.10	4.11	2.68	2.86
Expected volatility	78%	93%	63%	74%

Note 9. ACCRUED WARRANTY

Warranty activity for the three and six months ended November 26, 2005 and November 27, 2004 consisted of the following:

	Three months ended		Six months ended
	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004
Balance at the beginning of the period	$1,543	$1,086	$1,519	$1,061
Warranty provision acquired	3,006	—	3,006	—
Accruals for warranties issued during the period	871	702	1,873	1,276
Accruals or changes in estimates related to pre-existing warranties	(660)	(1)	(1,076)	(84)
Settlements made during the period	(352)	(603)	(914)	(1,069)

Balance at the end of the period	$4,408	$1,184	$4,408	$1,184

Note 10. ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”) the company has recorded asset retirement obligations related to restoring the Wood Village and Merix San Jose facilities to shell condition upon termination of the leases in place at those facilities. Activity related to asset retirement obligations for the three and six months ended November 26, 2005 and November 27, 2004 consisted of the following:

	Three months ended		Six months ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Asset retirement obligations at the beginning of the period	$976	$630	$960	$368
Liabilities incurred in the period	—	—	—	—
Liabilities settled in the period	—	—	—	—
Revisions in estimated cash flows	—	28	—	283
Accretion expense	16	11	32	18

Asset retirement obligations at the end of the period	$992	$669	$992	$669

Note 11. CONCENTRATIONS OF CREDIT RISK

The Company does not believe that at November 26, 2005, it had any significant credit risks. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable. The risk in investments is limited due to the creditworthiness of investees comprising the portfolio and the diversity of the portfolio. For the purposes of evaluating risk in receivables, the Company considers the entity from which the receivable is due, which can be either an original equipment manufacturer (“OEM”) customer or its electronic manufacturing service provider, depending upon the billing arrangement. In total, five entities represented approximately 38% of the trade accounts receivable balance at November 26, 2005, individually ranging from 18% to 5% percent of trade accounts receivable, all of which are denominated in U.S. dollars, are with entities located outside of the United States. The Company believes the risk in trade accounts receivable is limited due to the creditworthiness of entities that the Company sells to and the relatively stable geopolitical environment of the countries in which these entities reside. The Company has not had significant losses related to its accounts receivable in the past.

Note 12. GEOGRAPHIC INFORMATION

Net sales by geographic area are as follows:

	Three months ended		Six months ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
United States	$53,562	$43,244	$105,349	$85,374
Asia	8,110	—	8,110	—

Total	$61,672	$43,244	$113,459	$85,374

Net sales by geographic area are attributed to the region in which the sale originated. We define sales origination to be the region in which the product is manufactured. Prior to the acquisition of Merix Asia on September 28, 2005, the Company reported geographic sales based on the domicile of the OEM customer. The Company changed to reporting geographic sales by site originated subsequent to the acquisition of Merix Asia.

The Company’s five largest OEM customers, who vary from quarter to quarter, comprised 45% and 64% of our net sales during the second quarters of fiscal 2006 and fiscal 2005, respectively. One domestic OEM customer accounted for 26% of net sales in the second quarter of fiscal 2006, and one domestic OEM customer accounted for 26% and another for 10% of net sales in the first half of fiscal 2006. One domestic OEM customer accounted for 29% and another for 17% of net sales in the second quarter of fiscal 2005, and one domestic OEM customer accounted for 29% and another for 19% of net sales in the first half of fiscal 2005.

The following table summarizes long-lived assets by geographic location:

	As of
	November 26, 2005	May 28, 2005
Long-lived assets
United States	83,170	89,935
Asia	55,804	—

Total	$138,974	$89,935

Long-lived assets represent long-term assets exclusive of goodwill and net identifiable intangible assets.

Note 13. SEVERANCE AND IMPAIRMENT CHARGES

During the first quarter of fiscal 2006, the Company executed cost reduction actions that included a reduction in headcount across our manufacturing and support organizations, predominantly in Oregon, of approximately 130 positions. The Company recorded a charge of $658 related to severance costs and $477 for the impairment of certain fixed assets. As of November 26, 2005, the Company had no accrued liability remaining.

Note 14. COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company is party to various legal claims, actions and complaints.

On June 17, 2004, the Company and certain of its executive officers and directors were named as defendants in the first of four purported class action lawsuits alleging violations of federal securities laws. These four cases, which were filed in the United States District Court for the District of Oregon, have now been consolidated in a single action entitled In re Merix Securities Litigation, Lead Case No. CV 04-826-MO. A lead plaintiff was appointed, who filed a consolidated and amended class action complaint on November 15, 2004. In the consolidated and amended complaint, lead plaintiff alleges that the defendants violated the federal securities laws by making certain allegedly false and misleading statements. The lead plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Company’s securities during the period from October 14, 2003, through May 13, 2004. On February 25, 2004, the defendants filed a motion to dismiss the amended and consolidated complaint for failure to identify with sufficient specificity the statements that plaintiffs allege to have been false and why the statements were either false when made or material. On September 15, 2005, the court granted that motion without prejudice and gave plaintiffs leave to amend their complaint. On November 18, 2005, the lead plaintiff filed an amended complaint. The complaint, as amended, alleges that the defendants violated the federal securities laws by making certain alleged inaccurate and misleading statements in the Prospectus used in connection with the January 2004 public offering. The Company intends to continue to vigorously defend itself and the officer and director defendants.

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

Environmental Matters

The process to manufacture printed circuit boards requires adherence to city, county, state and federal environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standards. In addition, with the Company’s acquisition of manufacturing facilities in Hong Kong and the People’s Republic of China, we must also ensure compliance with applicable environmental regulations in those locations. Management believes that its facilities comply in all material respects with applicable environmental laws and regulations. The Company has in the past received certain notices of violations and has been required to engage in certain minor corrective activities. There can be no assurance that violations will not occur in the future.

Commitments

As of November 26, 2005, the Company had capital commitments of approximately $4.3 million primarily relating to the purchase of manufacturing equipment.

The Company has consignment agreements with certain suppliers for raw material inventory, some of which obligate the Company to purchase inventory on hand upon termination of the agreement. As of the end of the second quarter of fiscal 2006, potential commitments under these agreements were insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects, the Company’s business plans or prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. We use words such as “anticipates,” “plans,” “believes,” “expects,” “future,” “intends” and other similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans, projections and assumptions are inherently uncertain. Actual results could differ materially from the information included in the forward-looking statements. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors Affecting Business and Results of Operations.” This section, along with other sections of this Quarterly Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. Readers are urged to review the discussions of risks and uncertainties included in reports that we file from time to time with the Securities and Exchange Commission, including our most recent Report on From 10-K for the fiscal year ended May 28, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend to revise these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

On September 29, 2005, we acquired the business operations of Eastern Pacific Circuits Holding Limited (“EPC” or “Merix Asia”), a Hong Kong based supplier of printed circuit boards. The results of Merix Asia have been included in the consolidated financial statements since the date of acquisition.

Changes in Critical Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned and majority owned subsidiaries. To facilitate the consolidation and public reporting process, our recently acquired Asian subsidiaries are included in our consolidated results on a one-month lag. As such, our second fiscal quarter includes results from our Asian subsidiaries for the period September 29, 2005, the date of acquisition, through October 22, 2005. Inter-company balances resulting from transactions with our Asian subsidiaries during the one-month lag period have been netted and presented as an asset on the consolidated balance sheet. All other inter-company accounts, transactions and profits have been eliminated in consolidation. As of November 26, 2005, the net inter-company asset of $4.8 million included in other current assets was primarily the result of cash transfers from the Company’s US operations to our Asian subsidiaries from October 23, 2005 through November 26, 2005.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries have been translated in accordance with SFAS No. 52, “Foreign Currency Translation,” which requires that assets, liabilities and operations of a foreign entity be measured using the functional currency of that entity. The functional currency of the foreign subsidiaries is the U.S. dollar with the exception of the foreign sales offices, which use their respective local currencies as the functional currency, and certain subsidiaries in the People’s Republic of China, which use the Hong Kong dollar as the functional currency.

The reporting currency of the Company and its subsidiaries is the U.S. dollar. For those foreign subsidiaries whose books of record are not maintained in their respective functional currency, re-measurement into the functional currency is required before translation into the reporting currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and revenues and expenses are translated into the U.S. dollar at weighted average exchange rates during the period. Translation adjustments arising upon the consolidation of non-U.S. dollar financial statements are accumulated in shareholder’s equity as translation adjustments within accumulated other comprehensive income (loss). Translation adjustments in the current period were immaterial.

Transactions involving a currency other than the functional currency generate a gain or loss from the fluctuation of the currency relative to the functional currency and are recorded in the statement of operations during the respective period. The Company currently does not utilize any derivative instruments to apply a hedging strategy to mitigate these foreign transaction gains and losses. Foreign currency gains and losses were not material during the period.

Results of Operations

Net Sales

Net sales were $61.7 million in the second quarter of fiscal 2006, an increase of 43% over net sales of $43.2 million in the second quarter of fiscal 2005. This increase was primarily due to sales generated by Merix San Jose and Merix Asia. Net sales were $113.5 million in the first half of fiscal 2006, an increase of 33% over net sales of $85.4 million in the first half of fiscal 2005. This increase was primarily due to sales generated by Merix San Jose and Merix Asia.

On a consolidated basis, unit shipments were higher in the both the second quarter and the first half of fiscal 2006 compared to the same periods in the prior year. These year over year unit shipment increases are primarily due to the addition of Merix San Jose and Merix Asia which were not part of Merix operations a year ago. For Oregon operations, unit shipments were approximately 28% higher in the second quarter and approximately 25% higher in the first half of fiscal 2006 compared to the same periods in the prior year. The increase in unit shipments for Oregon operations is due to the addition of new customers and increased business from existing customers.

Average pricing for Oregon operations decreased by approximately 17% in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. Average pricing for Oregon operations decreased by approximately 15% in the first half of fiscal 2006 compared to the first half of fiscal 2005. Fluctuations in average pricing are primarily a result of product mix changes due to shifts in customer demand. Product mix changes affect average pricing as pricing on circuit boards varies significantly based on board complexity, materials used, assembly requirements and speed of delivery. In general, average pricing is higher for boards that utilize high-speed laminate materials or thermal management solutions because these boards require higher cost materials. The decrease in average pricing for Oregon operations reflects a mix shift away from compressed lead time volume orders which command higher prices than full lead time orders.

Net sales of quick-turn and premium services (products that we sell at a premium over our standard base price as a result of rapid prototype manufacturing or compressed lead-time volume orders), comprised approximately 29% of consolidated net sales in the second quarter of fiscal 2006 compared to approximately 33% in the second quarter of fiscal 2005. Net sales of quick-turn and premium services represented approximately 31% of consolidated net sales for the first half of fiscal 2006 compared to approximately 30% in the first half of fiscal 2005. While net sales of quick-turn and premium services consisted principally of compressed lead-time volume orders in the first half of fiscal 2005, net sales of quick-turn and premium services in the first half of fiscal 2006 consisted of a relatively higher mix of quick-turn prototype orders. With the addition of volume production operations in Asia, we expect that the relative percentage of quick-turn and premium services sales to total sales will decrease in the next quarter.

For US operations, sales attributed to our five largest original equipment manufacturer (“OEM”) customers comprised 45% and 64% of our net sales in the second quarter of fiscal 2006 and 2005, respectively, and 49% and 64% of our net sales in the first half of fiscal 2006 and 2005, respectively. One OEM customer accounted for more than 10% of our net sales in the second quarter of fiscal 2006, while two OEM customers each accounted for more than 10% of our net sales in the second quarter of fiscal 2005. Two OEM customers each accounted for more than 10% of our net sales in the first half of both 2006 and 2005. The reduced concentration of major customers is largely the result of a more diverse customer base resulting from the acquisitions of Merix San Jose and Merix Asia. We expect that this reduction will continue into the next quarter as we realize a full quarter of sales from Merix Asia. However, we expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could materially reduce our sales and have a material adverse impact on our results of operations and financial condition.

Sales attributed to OEMs include sales made through the OEM’s electronic manufacturing service providers (“EMSI”). We expect sales to OEMs through their electronic manufacturing service providers to continue to represent a significant portion of our net sales. The percentage of our consolidated net sales made through electronic manufacturing service providers was approximately 55% and 70% in the second quarters of fiscal 2006 and 2005, respectively, and 58% and 69% of our consolidated net sales in the first halves of fiscal 2006 and 2005, respectively. Although our contractual relationship is with the electronic manufacturing service provider, most of our shipments to electronic manufacturing service providers are directed by OEMs who negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several electronic manufacturing service providers and are awarded discretionary orders directly from some of them.

The following table shows, for the periods indicated, the percentage of our net sales to the principal end markets we serve ($ in thousands):

	Three Months Ended				Six Months Ended
	November 26, 2005		November 27, 2004		November 26, 2005		November 27, 2004
End Markets
Communications	62%	$38,304	82%	$35,336	67%	$76,160	82%	$69,858
High-end Computing & Storage	7%	4,498	8%	3,474	7%	7,788	7%	6,043
Test and Measurement	7%	4,264	4%	1,542	6%	6,769	5%	4,292
Automotive	6%	3,958	—	—	3%	3,958	—	—
Aviation & Aerospace	3%	1,587	1%	474	3%	3,459	1%	1,051
EMSI & Other	15%	9,061	6%	2,418	14%	15,325	5%	4,130

Total	100%	$61,672	100%	$43,244	100%	$113,459	100%	$85,374

Sales in the communications end market reflect our focus on this end market. We expect that the acquisitions of Merix San Jose and Merix Asia. will result in diversification of our end markets and a lower concentration in the communications end market.

Future demand and product pricing depend on many factors including capacity utilization in the industry, product mix, competitive pressure in the printed circuit board industry, levels of advanced technology, and economic conditions affecting the markets we serve and the electronics industry in general.

Gross Margin

Gross margin as a percentage of net sales was 12.0% and 13.1% in the second quarter of fiscal 2006 and fiscal 2005, respectively. Gross margin was adversely impacted in the second quarter of 2006 by a charge of $1.7 million associated with inventory purchase accounting adjustments related to the Merix Asia acquisition. The decrease in gross margin in the second quarter of fiscal 2006 compared to the same quarter in the prior year was also attributable to a less profitable sales mix, increased costs associated with global expansion activities, and higher costs for certain raw materials. Gross margin as a percentage of net sales was 13.2% and 11.8% in the first halves of fiscal 2006 and fiscal 2005, respectively. This increase in gross margin primarily reflects a more profitable sales mix, partially offset by the increased costs discussed above.

Engineering

Engineering expenses were $1.4 million and $1.5 million in the second quarter of fiscal 2006 and fiscal 2005, respectively, representing 2.3% and 3.6% of net sales for those periods, respectively. Engineering expenses were $2.9 million, or 2.6% of net sales, in the first half of fiscal 2006 compared to $3.3 million, or 3.9% of net sales, in the first half of fiscal 2005.

Selling, General and Administrative

Selling, general and administrative expenses were $7.6 million, or 12.3% of net sales, and $3.5 million, or 8.1% of net sales, in the second quarter of fiscal 2006 and fiscal 2005, respectively. Selling, general and administrative expenses were $14.3 million, or 12.6% of net sales, and $8.0 million, or 9.4% of net sales, in the first halves of fiscal 2006 and fiscal 2005, respectively. These increases are largely attributed to selling, general & administrative expenses of Merix San Jose and Merix Asia that were not a part of prior year expenses, as well as incremental corporate costs in Oregon required to support the expanding global operations, and increased legal expenses related to pending litigation.

Interest Expense and Interest Income and Other, net

Interest expense was $1.1 million and $413 thousand in the second quarter of fiscal 2006 and fiscal 2005, respectively. Interest expense was $1.5 million and $832 thousand for the six months ended November 2005 and 2004, respectively. The increase in interest expense is the result of new debt incurred related to the acquisition of Merix Asia.

Interest income and other, net was net income of $362 thousand in the second quarter of fiscal 2006 and net income of $445 thousand in the second quarter of fiscal 2005. Interest income and other, net was net income of $895 thousand and in the first half of fiscal 2006 and $826 thousand in the first half of fiscal 2005. While we realized higher yields on cash and cash equivalents in fiscal 2006, compared to fiscal 2005, interest income decreased due to cash used for the acquisitions of Merix San Jose and Merix Asia.

Income Taxes

Our effective income tax rate was approximately 2% for the first half of fiscal 2006 and approximately zero for fiscal 2005 due to adjustments to a valuation allowance against deferred tax assets that was established primarily as a result of an accumulation of net operating loss carryforwards. We incurred additional net operating tax losses in the first half of fiscal 2006 and fiscal 2005 and, accordingly, we increased our gross deferred tax asset and the corresponding valuation allowance, which resulted in no income tax benefit for these periods. The provision for income taxes for the first half of fiscal 2005 and 2006 represents our minimum foreign and state income tax obligations.

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

Liquidity and Capital Resources

At the end of the second quarter of fiscal 2006, we had $18.6 million in cash and cash equivalents and $20.5 million in short term investments. The principal sources of liquidity in the first half of fiscal 2006 were the sale and maturity of short term investments, the issuance of debt related to the Merix Asia acquisition, and cash provided by operating activities. In the first half of fiscal 2006, we used cash principally to finance the Merix Asia acquisition. In addition, cash was used to fund the increase in net working capital.

Cash provided by operating activities for the first half of fiscal 2006 was $6.3 million, compared to cash provided by operating activities of $3.8 million in fiscal 2005. Our operating cash flow of $6.3 million for the first half of fiscal 2006 primarily reflects a net loss of $2.9 million, adjusted for $10.2 million of depreciation and amortization, and a net increase in working capital accounts of $3.7 million, excluding cash and cash equivalents, short-term investments, and the effect of the Merix Asia acquisition. The increase in net working capital, excluding cash and cash equivalents, short-term investments, and the effect of the Merix Asia acquisition, is primarily the result of increases in inventory, accounts receivable, and other assets and a decrease in accrued compensation and other current liabilities, partially offset by an increase in accounts payable. The increase in these accounts was primarily caused by increased sales and production activity from fiscal 2005 to fiscal 2006.

Cash used in investing activities in the first half of fiscal 2006 was $57.6 million compared to cash provided by investing activities of $37.0 million in the first half of fiscal 2005. The increase in cash used by investing activities in the first half of fiscal 2006 primarily consisted of $103.1 million for the acquisition of Merix Asia partially offset by the sale of short-term investments net of purchases used to fund the acquisition.

Cash provided by financing activities in the first half of fiscal 2006 was $60.7 million compared to $341 thousand in the first half of the prior fiscal year. Net cash flow from financing activities in the first half of fiscal 2006 consisted primarily of proceeds from the issuance of debt to fund the Merix Asia acquisition which was partially offset by deferred financing charges paid relating to the acquisition and the net balance of inter-company cash transactions occurring as a result of the one-month lag in the consolidation of Merix Asia.

The following summarizes significant contractual obligations for Merix at the end of the second quarter of fiscal 2006 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Long Term Debt	$109,200	$3,750	$52,000	$53,450	$—
Expected interest on debt (1)	25,212	4,619	5,197	15,396	—
Capital leases	2,689	1,535	1,154	—	—
Operating leases	5,254	1,403	2,016	1,466	369
Capital purchase obligations	4,274	4,274	—	—	—
Expected cash payments, adjusted for inflation, for asset retirement obligation	4,129	—	—	—	4,129

Total	$150,758	$15,581	$60,367	$70,312	$4,498

1)	Interest due on adjustable rate debt is an estimate based on an average of current borrowing rates.

Acquisition

We financed the acquisition of Merix Asia with a combination of approximately $32.8 million of available cash, term loans and revolving credit borrowings of approximately $71.2 million under two new credit facilities, the issuance of an $11.0 million subordinated promissory note to Eastern Pacific Circuits Holding Limited and the assumption of $3.7 million in EPC debt.

Convertible Debenture

The Company’s $25 million 6.5% convertible debenture is unsecured, is convertible into shares of our common stock at a fixed conversion price of $19.41, and became callable after August 2004 under certain conditions are met. Interest is payable quarterly, and the debenture contains a put option that entitles the holder to require us to redeem the debenture at a price equal to 110% of the principal balance upon a change in control of Merix.

Domestic Loan and Security Agreement

On September 28, 2005, Merix Corporation entered into a Loan and Security Agreement with a bank group (the “Loan Agreement”). Under the Loan Agreement, the lenders provided a term loan of $16,500 and a revolving line of credit of up to $38,500 based on a borrowing base consisting primarily of the Company’s accounts receivable. As of November 26, 2005, amounts outstanding under the revolving line of credit were $25,847. The maturity date of the Loan Agreement is September 28, 2010, with the principal of the term loan to be repaid in 19 equal quarterly payments of $687 each and a final payment on the maturity date of $3,437. All revolving loans must be repaid in full on the maturity date. The initial loan proceeds were used to fund the acquisition of Merix Asia. The obligations under the Loan Agreement are secured by substantially all of the U.S. assets of the Company. The loans bear interest at (a) either the prime rate or LIBOR, plus (b) an additional margin (which is 50 basis points higher for the term loan than for the revolving loan) based on certain performance criteria. The weighted average borrowing rate at November 26, 2005 on these instruments was 6.41%.

The Loan Agreement contains a number of restrictive covenants typical for such financings with which we are in compliance as of November 26, 2005.

Asian Credit Agreement

On September 29, 2005 a subsidiary of the Company entered into a Credit Agreement (the “Credit Agreement”) with a bank group. Under the Credit Agreement, the lenders provided an initial term loan of

$21,300, a second term loan of $3,700 and a revolving line of credit of $5,000 all of which was outstanding as of November 26, 2005. The maturity date of the Credit Agreement is March 15, 2009, with the principal of the term loans to be repaid in equal payments of $7,500 on each of December 1, 2006, 2007 and 2008 and the balance payable, along with the outstanding balance of the revolving loan, on March 15, 2009. The initial loan proceeds were used to fund the acquisition of Merix Asia. The obligations under the Credit Agreement are secured by substantially all the assets of Merix Asia. The loans bear interest at (a) LIBOR, plus (b) an additional margin of 250 basis points for the first year and thereafter the additional margin will be determined by certain performance criteria. The weighted average borrowing rate at November 26, 2005 on these instruments was 6.45%.

The Credit Agreement contains a number of restrictive covenants typical for such financings with which we are in compliance as of November 26, 2005.

Notes Payable

On December 9, 2004, Merix Corporation issued a $2,000, 5% promissory note in connection with the acquisition of Data Circuits Holdings, Inc. Interest is payable quarterly and principal payments of $1,000 are due annually.

On September 29, 2005, a subsidiary of the Company issued a subordinated Promissory Note (“the Note”) to EPCH for a total of $11,000. The principal is to be paid in four equal installments on March 1, 2007, December 1, 2007, December 1, 2008 and March 15, 2009. The outstanding principal balance earns interest at 7% through December 1, 2006, 8% through December 1, 2007 and 9% thereafter, payable quarterly. The Note is unsecured and subordinated to the Company’s obligations to its senior secured lender.

Dividend payable

A $1.6 million dividend payable is due to the minority shareholder of a certain subsidiary in the People’s Republic of China related to prior earnings of that subsidiary. This dividend will be paid with cash acquired in the acquisition of Merix Asia. We will continue to be obligated to pay dividends to our minority shareholders’ based on the profits of our subsidiaries located in the People’s Republic of China.

We believe that our existing capital resources, cash generated from operations and cash obtained through debt financing should be sufficient to meet our working capital and contractual obligations requirements through at least the next twelve months.

Risk Factors Affecting Our Business, Financial Condition and Results of Operations

Certain statements in this report contain forward-looking information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties. Words such as “anticipates,” “believes,” “expects,” “future”, “intends” and other similar expressions identify forward-looking statements. These statements relate to future conditions, events or our future financial performance and actual conditions, events or results may differ materially from the forward looking statements. The differences could be caused by a number of factors or combination of factors, including the factors listed below and the risks detailed in our Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended May 28, 2005.

Forward-looking statements contained in this report relate to our plans and expectations as to future financial results, end-market demand, our customer base, the need for, use of and availability of capital resources and cash and the effects of changes in interest rates and foreign currency exchange rates.

Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: the ability to successfully and timely integrate the operations of EPC with Merix; the ability to realize the anticipated benefits and synergies of the EPC acquisition in a timely manner or at all; fluctuations in demand for products and services of the combined company, including quick-turn and premium services; the introduction of new products or technologies by competitors; the ability to achieve expected operating and financial results and avoid unanticipated costs; our ability to avoid product quality and customer warranty claims; pricing and other competitive pressures in the industry from domestic and global competitors; interest rate risks; foreign currency risk; risks inherent in foreign operations, such as increased regulatory complexity and compliance costs and greater political and economic instability; our ability to fully utilize our assets and control costs; our ability to control or pass through the cost of raw materials and supplies; our ability to retain or attract employees with sufficient know-how to conduct our manufacturing processes and maintain or increase our production output and quality. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

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

Prior to the September 29, 2005 acquisition of Merix Asia, our exposure to market risk for changes in interest rates related primarily to the increase or decrease in the amount of interest income we can earn on our funds available for investment. We ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high-credit quality securities.

Concurrent with the Merix Asia acquisition, we entered into variable rate debt, which exposes us to market risk from changes in interest rates on our variable rate debt. Our Loan Agreement dated September 28, 2005, consists of a term loan of $16.5 million and a revolving line of credit of up to $38.5 million. Our Credit Agreement dated September 27, 2005, provides an initial term loan of $21.3 million, a commitment for a second term loan of $3.7 million and a revolving line of credit of $5.0 million. These loans bear interest that is variable based on changes in either the prime rate or LIBOR. The impact on our results of operations for the next twelve months of a one-point rate change on the balance outstanding of our variable rate debt of approximately $71.2 million would be approximately $712 thousand. We may enter into interest rate derivative contracts to limit this risk.

We do not have interest rate risk in our convertible debenture and notes payable. A change in interest rates would not affect interest expense on the $25.0 million, 6.5% convertible debenture, the $2.0 million, 5% promissory note issued in connection with the acquisition of Merix San Jose or the $11.0 million promissory note issued in connection with the Merix Asia acquisition because these instruments bear fixed rates of interest.

Concurrent with the Merix Asia acquisition, we are subject to risk from fluctuations in foreign currency exchange rates related to our Asian subsidiaries. Some revenue and expense transactions in our Asian subsidiaries are denominated in foreign currencies. Gains and losses, which result from foreign currency transactions, are included in the Consolidated Statements of Income, but were not material.

This market risk discussion contains forward-looking statements. We do not believe that changes in interest rates will have a material effect on our liquidity, financial condition or results of operations. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

ITEM 4.	CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of November 26, 2005. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.

As a result of our acquisition of Merix Asia on September 29, 2005, we implemented internal controls over financial reporting to include consolidation of Merix Asia, as well as acquisition related accounting and disclosures. The acquisition of Merix Asia represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of May 28, 2005. Merix Asia utilizes separate information and accounting systems and processes. The Company intends to extend its Sarbanes-Oxley Section 404 compliance program to include Merix Asia. However, the Company does not anticipate that it will be possible to complete an evaluation and review of Merix Asia’s internal controls over financial reporting as of May 27,2006, the date of management’s next assessment of the Company’s internal control over financial reporting (the “2006 Assessment”) and, accordingly, anticipates excluding Merix Asia from the 2006 Assessment in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Securities and Exchange Commission contained in the release captioned Frequently Asked Questions (revised October 6, 2004). Management intends to complete its assessment of the effectiveness of internal control over financial reporting for Merix Asia as of May 26, 2007.

There were no other changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported in our periodic reports filed with the Securities and Exchange Commission, four proposed class action complaints were filed against us and certain of our executive officers and directors in the first quarter of fiscal 2005. The complaints were consolidated in the second quarter of fiscal 2005. On March 3, 2005, we filed a motion to dismiss the amended and consolidated complaint for failure to identify with sufficient specificity the statements that plaintiffs allege to have been false and why the statements were either false when made or material. On September 15, 2005, the court granted that motion without prejudice and gave plaintiffs leave to amend their complaint. On November 18, 2005, the lead plaintiff filed an amended complaint. The complaint, as amended, alleges that the defendants violated the federal securities laws by making certain alleged inaccurate and misleading statements in the Prospectus used in connection with the January 2004 public offering. The Company intends to continue to vigorously defend itself and the officer and director defendants.

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

Our annual meeting of shareholders was called to order on October 6, 2005 in Forest Grove, Oregon pursuant to due notice. Items considered at the meeting were the election of directors, ratification of the Company’s Independent Registered Public Accounting Firm, and approval of the 2005 Equity Incentive Plan. Prior to the tabulation of votes relating to these three matters, the Chairman of the Board of Directors adjourned the meeting until October 13, 2005. On October 13, 2005, the meeting of shareholders was reconvened and the votes on the three matters considered were tabulated and the results were as follows:

Election of Directors

All of the nominees were elected and the shareholders voted as follows:

Directors	Votes For	Votes Withheld
Kirby A. Dyess	15,141,388	2,936,354
Carlene M. Ellis	16,565,577	1,512,165
Mark R. Hollinger	16,567,891	1,509,851
Donald D. Jobe	15,095,040	2,982,702
George H. Kerckhove	16,702,732	1,375,010
Dr. William Lattin	15,018,094	3,059,648
William C. McCormick	16,679,114	1,398,628
Robert C. Strandberg	15,196,334	2,881,408

Ratification of the Company’s Independent Registered Public Accounting Firm

The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending May 27, 2006 was ratified and the shareholders voted as follows:

For	Against	Abstain
17,801,509	221,642	54,590

Approval of the Company’s 2005 Equity Incentive Plan

The shareholders voted against approval of the Company’s 2005 Equity Incentive Plan as follows:

For	Against	Abstain
5,906,947	6,055,339	49,473

ITEM 6.	EXHIBITS

See the Exhibit Index for the exhibits filed as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 5th day of January, 2006.

MERIX CORPORATION

By:	/s/ Janie S. Brown
Janie S. Brown
Sr. Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2001.

3.2	Bylaws of the Company, as amended, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 2005.

10.10	Summary of Executive Compensation Arrangements

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.