Form 10-Q
period 2006-02-25
MERIX CORP
filed 2006-04-06
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2006

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

(503) 359-9300

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2006 was 19,604,257 shares.

MERIX CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	February 25, 2006	May 28, 2005
Assets
Cash and cash equivalents	$9,612	$9,130
Short-term investments	22,725	68,555
Accounts receivable, net of allowance of $3,523 and $932, respectively	73,060	37,338
Inventories	22,621	11,227
Other current assets	8,726	2,451

Total current assets	136,744	128,701
Property, plant and equipment, net	128,830	88,132
Goodwill	82,725	25,551
Definite-lived intangibles, net	17,223	9,754
Leasehold land use rights, net	6,483	—
Other assets	2,236	1,803

Total assets	$374,241	$253,941

Liabilities and Shareholders’ Equity
Accounts payable	$47,696	$16,957
Accrued compensation	8,042	4,721
Accrued warranty	3,120	1,519
Other accrued liabilities	10,902	4,773
Current portion of long-term debt	17,473	1,000

Total current liabilities	87,233	28,970
Long-term debt	85,517	26,000
Other long-term liability	980	960

Total liabilities	173,730	55,930

Minority interests	3,560	—
Commitments and contingencies (Note 14)	—	—
Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding February 25, 2006: 19,581 shares May 28, 2005: 19,341 shares	203,277	201,458
Unearned stock compensation	(1,195)	(392)
Accumulated deficit	(5,137)	(3,055)
Accumulated other comprehensive income
Accumulated foreign currency translation	6	—

Total shareholders’ equity	196,951	198,011

Total liabilities and shareholders’ equity	$374,241	$253,941

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net sales	$95,130	$50,008	$208,589	$135,382
Cost of sales	78,559	42,589	176,987	117,885

Gross profit	16,571	7,419	31,602	17,497
Operating expenses:
Engineering	1,756	1,656	4,647	4,993
Selling, general and administrative	10,909	4,714	22,507	12,741
Amortization of definite-lived intangible assets	854	635	2,432	635
Severance and impairment charges (Note 13)	—	—	1,135	—

Total operating expenses	13,519	7,005	30,721	18,369
Operating income (loss)	3,052	414	881	(872)
Interest expense	(2,232)	(428)	(3,777)	(1,260)
Interest income and other, net	398	407	1,294	1,233

Income (loss) before taxes and minority interests	1,218	393	(1,602)	(899)
Income tax expense	391	—	449	1

Income (loss) before minority interests	827	393	(2,051)	(900)
Minority interests	18	—	31	—

Net income (loss)	$809	$393	$(2,082)	$(900)

Net income (loss) per share:
Basic	$0.04	$0.02	$(0.11)	$(0.05)

Diluted	$0.04	$0.02	$(0.11)	$(0.05)

Shares used in per share calculations:
Basic	19,526	19,264	19,459	19,193

Diluted	19,766	19,476	19,459	19,193

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE INCOME

(in thousands, unaudited)

	Common Stock		Unearned Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at May 28, 2005	19,341	$201,458	$(392)	$(3,055)	$—	$198,011
Net loss	—	—	—	(2,082)		(2,082)
Foreign currency translation adjustment					6	6
Exercise of stock options	18	27	—	—	—	27
Issuance of stock under defined contribution plan	126	787	—	—	—	787
Issuance of stock to employees	111	780	(780)	—	—	—
Performance stock option grants	—	231	(231)			—
Amortization of unearned stock compensation	—	—	208	—	—	208
Shares repurchased, surrendered or canceled	(15)	(6)	—	—	—	(6)

Balance at February 25, 2006	19,581	$203,277	$(1,195)	$(5,137)	$6	$196,951

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	February 25, 2006	February 26, 2005
Cash flows from operating activities:
Net loss	$(2,082)	$(900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,841	10,801
Contribution of common stock to defined contribution plan	787	1,203
Expense for stock based compensation	208	89
Minority interests	31	—
Loss on impairment and disposal of fixed assets	560	106
Inventory purchase adjustments	3,885	—
Interest added to long-term borrowings	1,076	—
Other	—	18
Changes in assets and liabilities, excluding effects of business combinations:
Accounts receivable	(6,603)	(3,109)
Inventories	(1,337)	(2,413)
Other assets	(283)	(860)
Accounts payable	(1,415)	(249)
Accrued compensation	3,321	(1,046)
Accrued warranty	(1,328)	367
Other accrued liabilities	(4,583)	1,019

Net cash provided by operating activities	8,078	5,026

Cash flows from investing activities:
Capital expenditures	(5,708)	(14,020)
Acquisition of business, net of cash acquired and debt assumed	(103,059)	(41,325)
Investments
Purchases	(26,200)	(94,230)
Sales and maturities	72,030	143,450

Net cash used in investing activities	(62,937)	(6,125)

Cash flows from financing activities:
Proceeds from long-term borrowings	67,533	—
Payments on long-term borrowings	(10,080)	—
Deferred financing costs	(1,907)	—
Due from affiliate	1,659	—
Distribution to minority shareholders	(1,607)	—
Other	(257)	437

Net cash provided by financing activities	55,341	437

Increase (decrease) in cash and cash equivalents	482	(662)
Cash and cash equivalents at beginning of period	9,130	7,355

Cash and cash equivalents at end of period	$9,612	$6,693

Supplemental non-cash activity:
Issuance of promissory notes in acquisitions	$11,000	$2,000
Assumption of debt in acquisition	3,667	—
Issuance of stock to employees	780	438
Increase to the asset retirement obligation	—	313
Supplemental disclosures:
Cash paid for interest	$1,652	$1,225
Cash paid for taxes	137	—

The accompanying notes are an integral part of the financial statements.

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts, unaudited)

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

Merix Corporation’s fiscal year is the 52- or 53-week period ending the last Saturday in May. Fiscal years 2005 and 2006 are 52-week years ending May 28, 2005 and May 27, 2006, respectively. The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods. The results of operations for the three and nine months ended February 25, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned and majority owned subsidiaries. To facilitate the consolidation and public reporting process, our recently acquired Asian subsidiaries are included in our consolidated results on a one-month lag. As such, our fiscal year to date 2006 includes results from our Asian subsidiaries for the period September 29, 2005, the date of acquisition, through January 21, 2006. Inter-company balances resulting from transactions with our Asian subsidiaries during the one-month lag period have been netted and presented as a current liability on the consolidated balance sheet. All other inter-company accounts, transactions and profits have been eliminated in consolidation. As of February 25, 2006, the net inter-company liability of $1,659 included in other accrued liabilities was the result of inter-company transactions between our Asian subsidiaries and our U.S. operations from January 22, 2006 through February 25, 2006.

Segment Reporting

The Company has one reportable business segment as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s production facilities produce similar, customized products for its customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team.

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

As of February 25, 2006 and May 28, 2005, the Company held $22,725 and $68,555 respectively, of short-term investments, which consisted of auction rate securities. There were no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from short-term investments. The available-for-sale portfolio is available for use in the Company’s current operations. All income generated from these short-term investments was recorded as interest income. Although the underlying instruments have maturities of up to 40 years, based on historical experience in the financial markets as well as the Company’s specific experience, the Company believes there is a reasonable expectation of completing a successful auction within the subsequent twelve-month period. In its history of investing in these securities, the Company has been able to sell its holdings of these investments during the auction process. Accordingly, the Company believes that the risk of non-redemption of these investments within a year to be minimal.

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

Transactions involving a currency other than the functional currency generate a gain or loss from the fluctuation of the currency relative to the functional currency and are recorded in the statement of operations during the respective period incurred. The Company currently does not utilize any derivative instruments to mitigate these foreign transaction gains and losses. Foreign currency gains and losses were immaterial during the periods presented.

Leasehold Land Use Rights, Net

Leasehold land use rights, net represent amounts paid to lease land in Hong Kong and the People’s Republic of China. Amounts are paid at the beginning of the lease term and are amortized on the straight-line method over the remaining period of the initial 50-year lease term.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in its first quarter of fiscal 2007, beginning May 28, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in its first quarter of fiscal 2007, beginning May 28, 2006. On March 29, 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. SAB 107 covers key topics related to the implementation of SFAS

123R, which include the valuation models, expected volatility, expected option term, income tax effects of SFAS 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of these pronouncements will have a material impact on its consolidated results of operations and earnings per share. Merix has not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Note 2. BUSINESS ACQUISITION

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

Eastern Pacific Circuits Limited

On September 29, 2005, Merix Corporation completed the acquisition of the business operations of Eastern Pacific Circuits Limited and certain of its subsidiaries (collectively referred to as “EPC” or “Merix Asia”), a Hong Kong based supplier of printed circuit boards, from Eastern Pacific Circuits Holdings Limited (“EPCH”). Existing minority interest owners retained, subsequent to completion of the acquisition, their ownership percentage in the four entities that hold facilities and conduct business operations in the People’s Republic of China. The individual ownership percentages of these minority interest owners range from 5% to 15%. The acquisition of the business operations of EPC was completed for an estimated purchase price of $119,392, including acquisition related costs of approximately $4,392. The acquisition was financed with a combination of approximately $32,800 of available cash, term loans, including the assumption of certain EPC debt, revolving credit borrowings under two new credit facilities totaling approximately $71,200, and the issuance of an $11,000 subordinated promissory note to EPCH. The estimated purchase price does not reflect potential additional consideration based on changes in working capital, cash and an additional earnout payment of up to $13,000 if the business meets certain adjusted EBITDA targets in calendar 2005. The Company is currently working with EPCH to determine the amount, if any, of this additional consideration. The additional purchase consideration, if paid, will increase recorded goodwill.

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

The following summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition dates.

	Merix San Jose	Merix Asia
Current Assets	$4,757	$48,892
Property and equipment	4,397	48,849
Leasehold land use rights	—	6,547
Definite-lived intangible assets	11,140	9,900
Goodwill	25,551	57,174
Liabilities assumed	(1,833)	(51,970)

Net assets acquired	$44,012	$119,392

The acquisition of Merix San Jose enhanced the Company’s presence in the marketplace by adding scale to its quick-turn manufacturing capacity, diversifying its end markets, and enabling the Company to gain incremental quick-turn processing capabilities. These factors contributed to establishing the purchase price, which resulted in the recognition of a significant amount of goodwill.

The acquisition of Merix Asia enabled the Company to better position itself to support its existing customer base, introduce its technology to new customers in Asia, offer a diverse range of products, and reduce its overall cost structure. The acquisition also provided the Company with a strategic combination of well-located manufacturing operations, a seasoned management team, and an expanded customer base that diversifies its end markets, resulting in the recognition of a significant amount of goodwill.

Goodwill is accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Accordingly, goodwill is not amortized. Instead, goodwill is reviewed and tested for impairment on an annual basis, or more frequently, if impairment indicators arise. None of the goodwill is considered deductible for tax purposes.

The following presents the details of definite-lived intangible assets acquired and the unamortized value as of February 25, 2006:

	February 25, 2006			May 28, 2005
	Cost	Accumulated Amortization	Net, Intangibles	Net, Intangibles
Amortizable intangible assets
Merix San Jose:
Customer relationships	$9,900	$(2,757)	$7,143	$8,794
Non-compete agreement	1,200	(727)	473	923
Manufacturing sales representatives network	40	(9)	31	37
Merix Asia:
Customer relationships	9,900	(324)	9,576	—

Total intangibles purchased	$21,040	$(3,817)	$17,223	$9,754

The Company’s purchased intangible assets have remaining lives ranging from 1 to 10 years. The Company performs reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of February 25, 2006, management concluded there was no indication of events or changes in circumstances indicating that the carrying amount of purchased intangible assets may not be recoverable. Amortization expense for intangible assets acquired was $854 for the quarter ended February 25, 2006 and has been disclosed as a separate line item in the Consolidated Statements of Operations. The estimated future amortization expense of purchased intangible assets as of February 25, 2006 is as follows:

Fiscal Year	Amortization Expense
2006 (remaining 3 months)	$827
2007	3,008
2008	2,540
2009	2,246
Thereafter	8,602

$17,223

The following unaudited pro forma financial information presents the consolidated results of operations as if these acquisitions had occurred at the beginning of the nine-month period ended February 26, 2005.

	Three months ended		Nine months ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net sales	$95,130	$81,796	$265,816	$252,753
Net income (loss)	809	(5,063)	(4,972)	(7,715)
Earnings (loss) per share:
Basic	$0.04	$(0.26)	$(0.26)	$(0.40)
Diluted	$0.04	$(0.26)	$(0.26)	$(0.40)

The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the nine month period ended February 26, 2005, nor is it necessarily indicative of future results.

Note 3. INVENTORIES

	February 25, 2006	May 28, 2005
Raw materials	$4,821	$2,768
Work in process	9,063	4,260
Finished goods	8,737	4,199

Total	$22,621	$11,227

Note 4. PROPERTY, PLANT AND EQUIPMENT

	February 25, 2006	May 28, 2005
Land	$2,301	$2,190
Buildings and grounds	60,939	34,404
Leasehold improvements	18,087	17,985
Machinery and equipment	141,405	115,195
Construction in progress	5,474	5,948

Total	228,206	175,722
Accumulated depreciation and amortization	(99,376)	(87,590)

Property, plant and equipment, net	$128,830	$88,132

Note 5. DEBT AND FINANCING ARRANGEMENTS

Debt balances are as follows:

	February 25, 2006	May 28, 2005
Convertible Debenture	$25,000	$25,000
Notes Payable	12,000	2,000
Domestic Revolving Loans	18,095	—
Domestic Term Loan	15,813	—
Asian Revolving Loans	5,000	—
Asian Term Loan	25,000	—
Capital Lease Obligations	2,082	—

Total debt outstanding	$102,990	$27,000
Less current portion:
Notes Payable	(1,000)	(1,000)
Domestic Term Loan	(2,750)	—
Asian Revolving Loans	(5,000)	—
Asia Term Loan	(7,500)	—
Capital Lease Obligations	(1,223)	—

Non-current maturity of long-term debt	$85,517	$26,000

Convertible Debenture

In the first quarter of fiscal 2003, the Company privately sold a $25,000 6.5% convertible debenture due May 2007. The debenture is unsecured, is convertible into shares of our common stock at a fixed conversion price of $19.41, and became callable in August 2004. There is no principal amortization and the debenture is classified as long-term debt. Interest is payable quarterly, and the debenture contains a put option that entitles the holder to require the Company to redeem the debenture at a price equal to 110% of the principal balance upon a change in control of the Company. This put option will be marked-to-market quarterly and any effect will be shown in the Consolidated Statement of Operations. There has been no effect on the Consolidated Statement of Operations related to the put option. The debenture contains a debt ratio incurrence covenant and the Company was in compliance with this covenant as of February 25, 2006.

U.S. Loan and Security Agreement

On September 28, 2005, Merix Corporation entered into a Loan and Security Agreement with a bank group (the “Loan Agreement”). Under the Loan Agreement, the lenders provided a term loan of $16,500 and a revolving line of credit of up to $38,500 based on a borrowing base consisting primarily of the Company’s accounts receivable. As of February 25, 2006, amounts outstanding under the revolving line of credit were $18,095. The maturity date of the Loan Agreement is September 28, 2010, with the principal of the term loan to be repaid in 19 equal quarterly payments of $687 each and a final payment on the maturity date of $3,437. All revolving loans must be repaid in full on the maturity date. The initial loan proceeds were used to fund the acquisition of Merix Asia. The obligations under the Loan Agreement are secured by substantially all of the U.S. assets of the Company. The loans bear interest at (a) either the prime rate or LIBOR, plus (b) an additional margin (which is 50 basis points higher for the term loan than for the revolving loan) based on certain performance criteria. The weighted average borrowing rate at February 25, 2006 on these instruments was 6.45%.

The Loan Agreement contains a number of restrictive covenants typical for such financings with which we are in compliance as of February 25, 2006.

Asian Credit Agreement

On September 29, 2005 a subsidiary of the Company entered into a Credit Agreement (the “Credit Agreement”) with a bank group. Under the Credit Agreement, the lenders provided an initial term loan of $21,300, a second term loan of $3,700 and a revolving line of credit of $5,000 all of which was outstanding as of February 25, 2006. The maturity date of the Credit Agreement is March 15, 2009, with the principal of the term loans to be repaid in equal payments of $7,500 on each of December 1, 2006, 2007 and 2008 and the balance payable, along with the outstanding balance of the revolving loan, on March 15, 2009. The initial loan proceeds were used to fund the acquisition of Merix Asia. The obligations under the Credit Agreement are secured by substantially all the assets of Merix Asia. The loans bear interest at (a) LIBOR, plus (b) an additional margin of 250 basis points for the first year and thereafter the additional margin will be determined by certain performance criteria. The weighted average borrowing rate at February 25, 2006 on these instruments was 7.04%.

The Credit Agreement contains a number of restrictive covenants typical for such financings with which we are in compliance as of February 25, 2006. For the period from January 12, 2006 through January 20, 2006 and again for the period from February 11, 2006 through February 24, 2006, the Company was in technical default with the lender related to the perfection of a security pledge on collateral located in the People’s Republic of China. We obtained a waiver of each technical default from the lenders on a timely basis.

Notes Payable

On December 9, 2004, Merix Corporation issued a $2,000, 5% promissory note in connection with the acquisition of Data Circuits Holdings, Inc. The outstanding principle balance at February 25, 2006, was $1,000. Interest on the note is payable quarterly, and the remaining principal balance of $1,000 is due in the third quarter of fiscal 2007.

On September 29, 2005, a subsidiary of the Company issued a subordinated Promissory Note (“the Note”) to EPCH for a total of $11,000 in connection with the acquisition of Merix Asia. The principal is to be paid in four equal installments on March 1, 2007, December 1, 2007, December 1, 2008 and March 15, 2009. The outstanding principal balance earns interest at 7% through December 1, 2006, 8% through December 1, 2007 and 9% thereafter, payable quarterly. The Note is unsecured and subordinated to the Company’s obligations to its senior secured lender.

Capital Lease Obligations

Capital lease obligations represent machinery and equipment financing obligations at our Asian facilities, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

Principal Payments on Debt

As of February 25, 2006, principal payments on debt are due as follows:

Fiscal Year
2006	$688
2007	39,000
2008	13,000
2009	23,250
2010	2,750
2011	20,433

Total principal payments	$99,121

Add:
Interest and fees	1,787
Capital lease obligations	2,082

Total debt	$102,990

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

The following is an analysis of the leased property under capital leases:

Class of Property	Included in Assets at February 25, 2006
Machinery & Equipment	$2,149
Less: Accumulated Amortization	(379)

$1,770

For the remainder of fiscal 2006 and in years following, consolidated future minimum lease payments under noncancelable capital leases in effect February 25, 2006 are as follows.

Years Ending May 31,	Minimum Payments under Capital Leases
2006 (3 months remaining)	$527
2007	1,344
2008	515
2009	13
Thereafter	—

Total Minimum Lease Payments	2,399
Less: Amount representing interest	(317)

Present value of net minimum lease payments	$2,082

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

In connection with the purchase of Merix San Jose, the Company acquired certain lease obligations. Merix San Jose leases office space and production facilities under noncancelable operating lease agreements with various expiration dates through fiscal year 2010 and options to extend through fiscal year 2019. Lease payments escalate at specific points over the minimum five year lease terms. Rent expense is recognized on the straight line basis.

In connection with the purchase of Merix Asia (as discussed in Note 2), the Company acquired certain lease obligations. Merix Asia leases office and apartment space and production facilities under noncancelable operating lease agreements with various expiration dates through fiscal year 2008.

For the remainder of fiscal 2006 and in years following, consolidated future minimum lease payments under noncancelable operating leases in effect at February 25, 2006 are as follows:

Years Ending May 31,	Minimum Payments under Operating Leases
2006 (3 months remaining)	$334
2007	1,281
2008	953
2009	807
2010	750
Thereafter	685

$4,810

Note 7. NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and potentially dilutive common shares related to stock options and the convertible debenture outstanding during the period. Dilutive potential common shares related to outstanding stock options of 240,368 and 212,419 were included in the calculation of diluted net income per share for the quarters ended February 25, 2006 and February 26, 2005, respectively. No incremental shares were included in the calculations of net loss per share for the nine months ended February 25, 2006 and February 26, 2005.

The following incremental shares were excluded from the calculation of diluted net income (loss) because including these shares would have been antidilutive:

	Three months ended		Nine months ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Incremental shares related to:
Outstanding stock options	2,658,871	1,439,080	2,973,789	1,605,401
Convertible debenture	1,287,996	1,287,996	1,287,996	1,287,996

Total	3,946,867	2,727,076	4,261,785	2,893,397

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

	Three months ended		Nine months ended
	Feb. 25, 2006	Feb. 26, 2005	Feb. 25, 2006	Feb. 26, 2005
Net income (loss), as reported	$809	$393	$(2,082)	$(900)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	52	35	203	89
Deduct: Total stock based compensation expense determined under the fair value method for all awards, net of tax	(402)	(1,273)	(1,001)	(3,833)

Net loss pro forma	$459	$(845)	$(2,880)	$(4,644)
Net income (loss) per share, as reported
Basic	$0.04	$0.02	$(0.11)	$(0.05)
Diluted	$0.04	$0.02	$(0.11)	$(0.05)
Net loss per share, pro forma
Basic	$0.02	$(0.04)	$(0.15)	$(0.24)
Diluted	$0.02	$(0.04)	$(0.15)	$(0.24)
Weighted average assumptions:
Risk-free interest rate	4.53%	3.35%	4.19%	2.94%
Expected dividend yield	0%	0%	0%	0%
Expected lives	4.00	4.11	3.16	3.12
Expected volatility	73%	89%	67%	77%

On May 25, 2005, the Company’s Board of Directors accelerated vesting of outstanding “underwater” employee stock options with exercise prices greater that $8.00 per share. Approximately 1.3 million options, or approximately 39% of the Company’s total outstanding options, with varying remaining vesting schedules, were subject to this acceleration and became immediately exercisable. As a result of this acceleration, the Company expects to reduce its exposure to the effects of SFAS 123R. The Company currently estimates a reduction in stock-based compensation expense associated with this acceleration of approximately $329 for fiscal year 2007 and an additional $300 in total for subsequent years.

Note 9. ACCRUED WARRANTY

Warranty activity for the three and nine months ended February 25, 2006 and February 26, 2005 consisted of the following:

	Three months ended		Nine months ended
	Feb. 25, 2006	Feb. 26, 2005	Feb. 25, 2006	Feb. 26, 2005
Balance at the beginning of the period	$4,408	$1,184	$1,519	$1,061
Warranty accrual acquired	—	—	3,006	—
Accruals for warranties issued during the period	1,047	792	2,920	2,068
Accruals or changes in estimates related to pre-existing warranties	(538)	391	(1,614)	307
Settlements made during the period	(1,797)	(939)	(2,711)	(2,008)

Balance at the end of the period	$3,120	$1,428	$3,120	$1,428

Note 10. ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”) the company has recorded asset retirement obligations related to restoring the Wood Village and Merix San Jose facilities to shell condition upon termination of the leases in place at those facilities. Activity related to asset retirement obligations for the three and nine months ended February 25, 2006 and February 26, 2005 consisted of the following:

	Three months ended		Nine months ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Asset retirement obligations at the beginning of the period	$992	$669	$960	$368
Liabilities incurred in the period	—	29	—	29
Liabilities assumed upon acquisition of Data Circuits	—	179	—	179
Liabilities settled in the period	—	—	—	—
Revisions in estimated cash flows	(28)	—	(28)	284
Accretion expense	16	15	48	32

Asset retirement obligations at the end of the period	$980	$892	$980	$892

Note 11. CONCENTRATIONS OF CREDIT RISK

The Company does not believe that at February 25, 2006, it had any significant credit risks. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable. The risk in investments is limited due to the creditworthiness of investees comprising the portfolio and the diversity of the portfolio. For the purposes of evaluating risk in receivables, the Company considers the entity from which the receivable is due, which can be either an original equipment manufacturer (“OEM”) customer or its electronic manufacturing service provider, depending upon the billing arrangement. In total, five entities represented approximately 44% of the trade accounts receivable balance at February 25, 2006, individually ranging from 4% to 19% of trade accounts receivable, all of which are denominated in U.S. dollars, are with entities located outside of the United States. The Company believes the risk in trade accounts receivable is limited due to the creditworthiness of entities that the Company sells to and the relatively stable geopolitical environment of the countries in which these entities reside. The Company has not had significant losses related to its accounts receivable in the past.

Note 12. GEOGRAPHIC INFORMATION

Net sales by geographic area are as follows:

	Three months ended		Nine months ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
United States	$57,747	$50,008	$163,096	$135,382
Asia	37,383	—	45,493	—

Total	$95,130	$50,008	$208,589	$135,382

Net sales by geographic area are attributed to the region where the sale originated. We define sales origination to be the region where the product is manufactured. Prior to the acquisition of Merix Asia on September 29, 2005, the Company reported geographic sales based on the domicile of the OEM customer. The Company changed to reporting geographic sales by site originated subsequent to the acquisition of Merix Asia.

The Company’s five largest OEM customers, who vary from quarter to quarter, comprised 41% and 61% of our net sales during the third quarters of fiscal 2006 and fiscal 2005, respectively. One U.S. OEM customer accounted for 18% of net sales in the third quarter of fiscal 2006, and one U.S. OEM customer accounted for 23% of net sales in the first nine months of fiscal 2006. One U.S. OEM customer accounted for 34% and another for 13% of net sales in the third quarter of fiscal 2005, and one U.S. OEM customer accounted for 31% and another for 17% of net sales in the first nine months of fiscal 2005.

Long-lived assets by geographic location are as follows:

	As of
	February 25, 2006	May 28, 2005
Long-lived assets
United States	80,555	89,935
Asia	56,993	—

Total	$137,548	$89,935

Long-lived assets represent long-term assets exclusive of goodwill and net definite-lived intangible assets.

Note 13. SEVERANCE AND IMPAIRMENT CHARGES

During the first quarter of fiscal 2006, the Company executed cost reduction actions that included a reduction in headcount across our manufacturing and support organizations, predominantly in Oregon, of approximately 130 positions. The Company recorded a charge of $658 related to severance costs and $477 for the impairment of certain fixed assets. As of February 25, 2006, the Company had no accrued liability remaining.

Note 14. COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company is party to various legal claims, actions and complaints.

On June 17, 2004, the Company and certain of its executive officers and directors were named as defendants in the first of four purported class action lawsuits alleging violations of federal securities laws. These four cases, which were filed in the United States District Court for the District of Oregon, have now been consolidated in a single action entitled In re Merix Securities Litigation, Lead Case No. CV 04-826-MO. A lead plaintiff was appointed, who filed a consolidated and amended class action complaint on November 15, 2004. On September 15, 2005, the court dismissed the complaint, without prejudice, and gave plaintiffs leave to amend their complaint. On November 18, 2005, the lead plaintiff filed an amended complaint. The complaint, as amended, alleges that the defendants violated the federal securities laws by making certain alleged inaccurate and misleading statements in the Prospectus used in connection with the January 2004 public offering. On January 26, 2006, the defendant’s filed a motion to dismiss the amended complaint. The Company intends to continue to vigorously defend itself and the officer and director defendants.

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

Environmental Matters

The process to manufacture printed circuit boards requires adherence to environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standard applicable in each of the jurisdictions in which the Company operates. The Company’s plants in Huiyung and Huizhou currently are not compliant with all applicable environmental permits and requirements. The Company has worked cooperatively with regulators in the People’s Republic of China and has agreed upon a remediation plan. The Company anticipates that this plan, if executed, would not result in any unplanned fines, penalties or costs. Management believes that its other facilities comply in all material respects with applicable environmental laws and regulations. The Company has in the past received certain notices of violations and has been required to engage in certain minor corrective activities. There can be no assurance that violations will not occur in the future.

Commitments

As of February 25, 2006, the Company had capital commitments of approximately $3.9 million primarily relating to the purchase of manufacturing equipment.

The Company has consignment agreements with certain suppliers for raw material inventory, some of which obligate the Company to purchase inventory on hand upon termination of the agreement. As of the end of the third quarter of fiscal 2006, potential commitments under these agreements were insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects, the Company’s business plans or prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. We use words such as “anticipates,” “plans,” “believes,” “expects,” “future,” “intends” and other similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans, projections and assumptions are inherently uncertain. Actual results could differ materially from the information included in the forward-looking statements. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described below in the section entitled “Risk Factors Affecting Our Business, Financial Condition and Results of Operations.” This section, along with other sections of this Quarterly Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. Readers are urged to review the discussions of risks and uncertainties included in reports that we file from time to time with the Securities and Exchange Commission, including our most recent Annual Report on From 10-K for the fiscal year ended May 28, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not intend to revise these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Changes in Critical Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned and majority owned subsidiaries. To facilitate the consolidation and public reporting process, our recently acquired Asian subsidiaries are included in our consolidated results on a one-month lag. As such, our fiscal year-to-date 2006 includes results from our Asian subsidiaries for the period September 29, 2005, the date of acquisition, through January 21, 2006. Inter-company balances resulting from transactions with our Asian subsidiaries during the one-month lag period have been netted and presented as a current liability on the consolidated balance sheet. All other inter-company accounts, transactions and profits have been eliminated in consolidation. As of February 25, 2006, the net inter-company liability of $1.7 million included in other accrued liabilities was the result of inter-company transactions between our Asian subsidiaries and our U.S. operations from January 22, 2006 through February 25, 2006.

Segment Reporting

The Company has one reportable business segment as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s production facilities produce similar, customized products for its customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team.

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

Transactions involving a currency other than the functional currency generate a gain or loss from the fluctuation of the currency relative to the functional currency and are recorded in the statement of operations during the respective period. The Company currently does not utilize any derivative instruments to apply a hedging strategy to mitigate these foreign transaction gains and losses. Foreign currency gains and losses were immaterial during the period.

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in its first quarter of fiscal 2007, beginning May 28, 2006. On March 29, 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. SAB 107 covers key topics related to the implementation of SFAS 123R, which include the valuation models, expected volatility, expected option term, income tax effects of SFAS 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of these pronouncements will have a material impact on its consolidated results of operations and earnings per share. Merix has not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

On May 25, 2005, the Company’s Board of Directors accelerated vesting of outstanding “underwater” employee stock options with exercise prices greater that $8.00 per share. Approximately 1.3 million options, or approximately 39% of the Company’s total outstanding options, with varying remaining vesting schedules, were subject to this acceleration and became immediately exercisable. As a result of this acceleration, the Company expects to reduce its exposure to the effects of SFAS 123R. The Company currently estimates a reduction in stock-based compensation expense associated with this acceleration of approximately $329 for fiscal year 2007 and an additional $300 in total for subsequent years.

Results of Operations

Net Sales

Consolidated net sales were $95.1 million in the third quarter of fiscal 2006, an increase of 90% over net sales of $50.0 million in the third quarter of fiscal 2005. Consolidated net sales were $208.6 million in the first nine months of fiscal 2006, an increase of 54% over net sales of $135.4 million in the first nine months of fiscal 2005. The increase in consolidated net sales for the third quarter and first nine months of fiscal 2006 was primarily due to sales generated by Merix Asia and increased sales of quick-turn and premium revenues.

On a consolidated basis, unit shipments were higher in both the third quarter and the first nine months of fiscal 2006 compared to the same periods in the prior year. The increases in unit shipments are primarily due to the addition of Merix Asia, which was not part of Merix operations in fiscal 2005. For U.S. operations, unit shipments were approximately 14% higher in the third quarter and approximately 29% higher in the first nine months of fiscal 2006 compared to the same periods in the prior year. The increase in unit shipments for U.S. operations is due to a strong North American printed circuit board market resulting in the addition of new customers and increased business from existing customers.

Average pricing for U.S. operations increased slightly in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. Average pricing for U.S. operations decreased by approximately 6% in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. Fluctuations in average pricing are primarily a result of product mix changes due to shifts in customer demand as well as overall market pricing changes. Product mix changes affect average pricing as pricing on circuit boards varies significantly based on board complexity, materials used, assembly requirements and speed of delivery. In general, average pricing is higher for boards that utilize high-speed laminate materials or thermal management solutions because these boards contain higher cost materials. The decrease in average pricing in the first nine months of fiscal 2006 was primarily the result of a mix shift to high volume lower price orders at Merix Oregon in the first half of fiscal 2006, partially offset by increased pricing on quick-turn and premium sales at both U.S. locations and a mix shift at Merix Oregon from volume to premium revenues in the third quarter of 2006.

Net sales of quick-turn and premium services (products that we sell at a premium over our standard base price as a result of rapid prototype manufacturing or compressed lead-time volume orders), comprised approximately 28% of consolidated net sales in the third quarter of fiscal 2006 compared to approximately 41% in the third quarter of fiscal 2005. Net sales of quick-turn and premium services represented approximately 29% of consolidated net sales for the first nine months of fiscal 2006 compared to approximately 34% in the first nine months of fiscal 2005. The decrease in the percentage of quick-turn and premium services from both the third quarter and first nine months of fiscal 2005 to 2006 was primarily attributable to the addition of Merix Asia sales which consist of mainly lower priced volume revenues. For U.S. operations, net sales of quick-turn and premium services consisted principally of compressed lead-time volume orders in the first nine months of fiscal 2005, net sales of quick-turn and premium services in the first nine months of fiscal 2006 consisted of a relatively higher mix of quick-turn orders.

Sales attributed to our five largest original equipment manufacturer (“OEM”) customers comprised 41% and 61% of our net U.S. sales in the third quarter of fiscal 2006 and 2005, respectively, and 46% and 63% of our net U.S. sales in the first nine months of fiscal 2006 and 2005, respectively. One OEM customer accounted for more than 10% of our consolidated net sales in the third quarter of fiscal 2006, while two OEM customers each accounted for more than 10% of our consolidated net sales in the third quarter of fiscal 2005. One OEM customer accounted for more than 10% of our consolidated net sales in the first nine months of 2006, while two OEM customers each accounted for more than 10% of our consolidated net sales in the first nine months of fiscal 2005. The reduced concentration of major customers is largely the result of a more diverse customer base resulting from the acquisition of Merix Asia; however, we expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could materially reduce our sales and have a material adverse impact on our results of operations and financial condition.

Sales attributed to OEMs include sales made through the OEM’s electronic manufacturing service providers (“EMSI”). We expect sales to OEMs through their EMSI’s to continue to represent a significant portion of our net sales. The percentage of our net sales made through electronic manufacturing service providers was approximately 60% and 62% in the third quarters of fiscal 2006 and 2005, respectively, and 59% and 66% of our net sales in the first nine months of fiscal 2006 and 2005, respectively. Although our contractual relationship is with the electronic manufacturing service provider, most of our shipments to electronic manufacturing service providers are directed by OEMs who negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several electronic manufacturing service providers and are awarded discretionary orders directly from some of them.

The following table shows, for the periods indicated, the percentage of our net sales to the principal end markets we serve ($ in thousands):

	Three Months Ended				Nine Months Ended
	February 25, 2006		February 26, 2005		February 25, 2006		February 26, 2005
End Markets
Communications	44%	$42,221	77%	$38,321	57%	$118,381	80%	$108,179
Automotive	20%	19,020	—	—	11%	22,978	—	—
High-end Computing & Storage	10%	9,271	9%	4,257	8%	17,059	8%	10,300
Test and Measurement	6%	6,107	3%	1,730	6%	12,876	4%	6,022
Aviation & Aerospace	2%	1,616	2%	1,000	2%	5,075	2%	2,053
Other	18%	16,895	9%	4,700	16%	32,220	6%	8,828

Total	100%	$95,130	100%	$50,008	100%	$208,589	100%	$135,382

The decrease in the percentage of sales in the communications end market results principally from the Merix Asia acquisition, which reflects our focus to reduce our market risk with increased diversification. The increase in other end markets is the result of the addition of Merix Asia’s sales which includes additional sales to EMSI’s and other consumer markets.

Future demand and product pricing depend on many factors including capacity utilization in the industry, product mix, competitive pressure in the printed circuit board industry, levels of advanced technology, and economic conditions affecting the markets we serve, and the electronics industry in general.

Gross Margin

Gross margin as a percentage of net sales was 17% and 15% in the third quarter of fiscal 2006 and fiscal 2005, respectively. The increase in gross margin in the third quarter of fiscal 2006 compared to the same quarter in the prior year was attributable to increased volume and more profitable sales mix as previously discussed, decreased manufacturing costs as a result of first quarter cost reduction activities, and improvements to manufacturing processes, partially offset by a charge of $2.2 million associated with inventory purchase accounting adjustments related to the Merix Asia acquisition. Gross margin as a percentage of net sales was 15% and 13% in the first nine months of fiscal 2006 and fiscal 2005, respectively. This increase in gross margin primarily reflects increased pricing and volume in shipments, partially offset by a charge of $3.9 million associated with inventory purchase accounting adjustments related to the Merix Asia acquisition.

Engineering

Engineering expenses were $1.8 million and $1.7 million in the third quarter of fiscal 2006 and fiscal 2005, respectively, representing 2% and 3% of net sales for those periods, respectively. Engineering expenses were $4.6 million, or 2% of net sales, in the first nine months of fiscal 2006 compared to $5.0 million, or 4% of net sales, in the first nine months of fiscal 2005. Engineering expenses decreased as a percentage of net sales over the prior fiscal year due to the addition of sales at Merix Asia.

Selling, General and Administrative

Selling, general and administrative expenses were $10.9 million, or 11% of net sales, and $4.7 million, or 9% of net sales, in the third quarter of fiscal 2006 and fiscal 2005, respectively. Selling, general and administrative expenses were $22.5 million, or 11% of net sales, and $12.7 million, or 9% of net sales, in the first nine months of fiscal 2006 and fiscal 2005, respectively. These increases are largely attributed to selling, general and administrative expenses of Merix Asia that were not part of prior year expenses, as well as incremental corporate costs. In addition, selling costs were higher due to incremental costs required to support the expanding global operations.

Interest Expense and Interest Income and Other, net

Interest expense was $2.2 million and $428 thousand in the third quarter of fiscal 2006 and fiscal 2005, respectively. Interest expense was $3.8 million and $1.3 million for the first nine months of fiscal 2006 and 2005, respectively. The increase in interest expense is the result of new debt incurred related to the acquisition of Merix Asia.

Interest income and other, net was income of $398 thousand in the third quarter of fiscal 2006 and $407 thousand in the third quarter of fiscal 2005. Interest income and other, net was income of $1.3 million in the first nine months of fiscal 2006 and $1.2 million in the first nine months of fiscal 2005. The company experienced higher yields on cash and cash equivalents in fiscal 2006, compared to fiscal 2005, which was partially offset by a decrease in investments as a result of cash used for the acquisition of Merix Asia.

Income Taxes

Our worldwide combined effective income tax rate was approximately a negative 28% for the first nine months of fiscal 2006. Income tax is provided for entities that generated profits that are not offset by losses generated from entities in other tax jurisdictions. In addition, we are subject to alternative minimum tax on taxable income in the U.S. for which we have not recorded a corresponding deferred tax benefit.

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

Liquidity and Capital Resources

At the end of the third quarter of fiscal 2006, we had $9.6 million in cash and cash equivalents and $22.7 million in short term investments. The principal sources of liquidity in the first nine months of fiscal 2006 were the sale and maturity of short term investments, the issuance of debt related to the Merix Asia acquisition, and cash provided by operating activities. In the first nine months of fiscal 2006, we used cash principally to finance the Merix Asia acquisition. In addition, cash was used to fund the increase in working capital.

Cash provided by operating activities for the first nine months of fiscal 2006 was $8.1 million, compared to cash provided by operating activities of $5.0 million in the first nine months of fiscal 2005. Our operating cash flow of $8.1 million for the first nine months of fiscal 2006 primarily reflects a net loss of $2.1 million, adjusted for $15.8 million of depreciation and amortization and $3.9 million in inventory purchase adjustments, and an increase in working capital accounts of $11.9 million, excluding cash and cash equivalents, short-term investments, and the effect of the Merix Asia acquisition. The increase in working capital, excluding cash and cash equivalents, short-term investments, and the effect of the Merix Asia acquisition, is primarily the result of increased sales and production activity from fiscal 2005 to fiscal 2006.

Cash used in investing activities in the first nine months of fiscal 2006 was $62.9 million compared to $6.1 million in the first nine months of fiscal 2005. The increase in cash used by investing activities in the first nine months of fiscal 2006 primarily consisted of $103.1 million for the acquisition of Merix Asia, partially offset by the sale of short-term investments net of purchases used to fund the acquisition.

Cash provided by financing activities in the first nine months of fiscal 2006 was $55.3 million compared to $437 thousand in the first nine months of the prior fiscal year. Net cash flow from financing activities in the first nine months of fiscal 2006 consisted primarily of proceeds from the issuance of debt to fund the Merix Asia acquisition, which was partially offset by deferred financing charges paid relating to the acquisition.

The following summarizes significant contractual obligations for Merix at the end of the second quarter of fiscal 2006 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Long Term Debt	$109,200	$3,750	$52,000	$53,450	$—
Expected interest on debt (1)	25,212	4,619	5,197	15,396	—
Capital leases	2,646	1,521	1,125	—	—
Operating leases	5,254	1,403	2,016	1,466	369
Capital purchase obligations	918	918	—	—	—
Expected cash payments, adjusted for inflation, for asset retirement obligation	4,129	—	—	—	4,129

Total	$147,359	$12,211	$60,338	$70,312	$4,498

1)	Interest due on adjustable rate debt is an estimate based on an average of current borrowing rates.

Acquisition

We financed the acquisition of Merix Asia with a combination of approximately $32.8 million of available cash, term loans and revolving credit borrowings of approximately $71.2 million under two new credit facilities, the issuance of an $11.0 million subordinated promissory note to Eastern Pacific Circuits Holding Limited (“EPCH”) and the assumption of $3.7 million in EPCH debt.

Convertible Debenture

The Company’s $25 million 6.5% convertible debenture is unsecured, is convertible into shares of our common stock at a fixed conversion price of $19.41, and became callable after August 2004 if certain conditions are met. Interest is payable quarterly, and the debenture contains a put option that entitles the holder to require us to redeem the debenture at a price equal to 110% of the principal balance upon a change in control of Merix.

U.S. Loan and Security Agreement

On September 28, 2005, Merix Corporation entered into a Loan and Security Agreement with a bank group (the “Loan Agreement”). Under the Loan Agreement, the lenders provided a term loan of $16.5 million and a revolving line of credit of up to $38.5 million based on a borrowing base consisting primarily of the Company’s accounts receivable. As of February 25, 2006, amounts outstanding under the revolving line of credit were $18.1 million. The maturity date of the Loan Agreement is September 28, 2010, with the principal of the term loan to be repaid in 19 equal quarterly payments of $687 thousand each and a final payment on the maturity date of $3,437 thousand. All revolving loans must be repaid in full on the maturity date. The initial loan proceeds were used to fund the acquisition of Merix Asia. The obligations under the Loan Agreement are secured by substantially all of the U.S. assets of the Company. The loans bear interest at (a) either the prime rate or LIBOR, plus (b) an additional margin (which is 50 basis points higher for the term loan than for the revolving loan) based on certain performance criteria. The weighted average borrowing rate at February 25, 2006 on these instruments was 6.45%.

The Loan Agreement contains a number of restrictive covenants typical for such financings and with which we are in compliance as of February 25, 2006.

Asian Credit Agreement

On September 29, 2005 a subsidiary of the Company entered into a Credit Agreement (the “Credit Agreement”) with a bank group. Under the Credit Agreement, the lenders provided an initial term loan of $21.3 million, a term loan of $3.7 million and a revolving line of credit of $5.0 million all of which were outstanding as of February 25, 2006. The maturity date of the Credit Agreement is March 15, 2009, with the principal of the term loans to be repaid in equal payments of $7.5 million on each of December 1, 2006, 2007 and 2008 and the balance payable, along with the outstanding balance of the revolving loan, on March 15, 2009. The initial loan proceeds were used to fund the acquisition of Merix Asia. The obligations under the Credit Agreement are secured by substantially all the assets of Merix Asia. The loans bear interest at (a) LIBOR, plus (b) an additional margin of 250 basis points for the first year and thereafter the additional margin will be determined by certain performance criteria. The weighted average borrowing rate at February 25, 2006 on these instruments was 7.04%.

The Credit Agreement contains a number of restrictive covenants typical for such financings and with which we are in compliance as of February 25, 2006. For the period from January 12, 2006 through January 20, 2006 and again for the period from February 11, 2006 through February 24, 2006, the Company was in technical default with the lender related to the collateral pledge of equity securities of the minority shareholders of certain subsidiaries located in the People’s Republic of China. We obtained a waiver of each technical default from the lenders on a timely basis.

Notes Payable

On December 9, 2004, Merix Corporation issued a $2.0 million, 5% promissory note in connection with the acquisition of Data Circuits Holdings, Inc. The outstanding principle balance at February 25, 2006, was $1.0 million. Interest on the note is payable quarterly, and the remaining principal balance of $1.0 million is due in the third quarter of fiscal 2007.

On September 29, 2005, a subsidiary of the Company issued a subordinated Promissory Note (“the Note”) to EPCH for a total of $11.0 million in connection with the acquisition of Merix Asia. The principal is to be paid in four equal installments on March 1, 2007, December 1, 2007, December 1, 2008 and March 15, 2009. The outstanding principal balance earns interest at 7% through December 1, 2006, 8% through December 1, 2007 and 9% thereafter, payable quarterly. The Note is unsecured and subordinated to the Company’s obligations to its senior secured lender.

Distribution payable

A $1.6 million distribution was paid to the minority shareholder of a certain subsidiary in the People’s Republic of China related to earnings of that subsidiary generated prior to our acquisition of Merix Asia. We will continue to be obligated to pay our minority shareholders’ based on the profits of our subsidiaries located in the People’s Republic of China.

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

Many factors, including the following, could cause actual results to differ materially from the forward-looking statements: the ability to successfully and timely integrate the operations of EPC with Merix; the ability to realize the anticipated benefits and synergies of the EPC acquisition in a timely manner or at all; fluctuations in demand for products and services of the combined company, including quick-turn and premium services; the introduction of new products or technologies by competitors; the ability to achieve expected operating and financial results and avoid unanticipated costs; our ability to avoid product quality and customer warranty claims; pricing and other competitive pressures in the industry from U.S. and global competitors; interest rate risks; foreign currency risk; risks inherent in foreign operations, such as increased regulatory complexity and compliance costs and greater political and economic instability; our ability to execute environmental remediation plans at our two plants in Asia and the anticipated costs deriving therefrom; our ability to fully utilize our assets and control costs; our ability to control or pass through the cost of raw materials and supplies; our ability to reduce our exposure to the effects of recent accounting pronouncements and the resulting effect on compensation expense; our ability to retain or attract employees with sufficient know-how to conduct our manufacturing processes and maintain or increase our production output and quality. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

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

We entered into variable rate debt, which exposes us to market risk from changes in interest rates on our variable rate debt. Our Loan Agreement dated September 28, 2005, consists of a term loan of $16.5 million and a revolving line of credit of up to $38.5 million. Our Credit Agreement dated September 27, 2005, provides an initial term loan of $21.3 million, a commitment for a second term loan of $3.7 million and a revolving line of credit of $5.0 million. These loans bear interest that is variable based on changes in either the prime rate or LIBOR. The impact on our results of operations for the next twelve months of a one-point rate change on the balance outstanding of our variable rate debt of approximately $63.9 million would be approximately $639 thousand. We may enter into interest rate derivative contracts to manage this risk.

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

Concurrent with the Merix Asia acquisition, we are subject to risk from fluctuations in foreign currency exchange rates related to our Asian subsidiaries. Some revenue and expense transactions in our Asian subsidiaries are denominated in foreign currencies. Gains and losses, which result from foreign currency transactions, are included in the Consolidated Statements of Income, but are not material for all periods presented.

This market risk discussion contains forward-looking statements. We do not believe that changes in interest rates or foreign exchange rates will have a material effect on our liquidity, financial condition or results of operations. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

ITEM 4.	CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 25, 2006. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As a result of our acquisition of Merix Asia on September 29, 2005, we implemented internal control over financial reporting to include consolidation of Merix Asia, as well as acquisition related accounting and disclosures. The acquisition of Merix Asia represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of May 28, 2005. Merix Asia utilizes separate information and accounting systems and processes. The Company is required to extend its Sarbanes-Oxley Section 404 compliance program to include Merix Asia. However, the Company does not anticipate that it will be possible to complete an evaluation and review of Merix Asia’s internal control over financial reporting as of May 27, 2006, the date of management’s next assessment of the Company’s internal control over financial reporting (the “2006 Assessment”) and, accordingly, anticipates excluding Merix Asia from the 2006 Assessment in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Securities and Exchange Commission contained in the release captioned Frequently Asked Questions (revised October 6, 2004). Management intends to complete its assessment of the effectiveness of internal control over financial reporting for Merix Asia as of May 26, 2007.

There was no other change in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our CEO and CFO do not expect that our disclosure controls will prevent all errors and all fraud. Although our disclosure controls were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Merix have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously reported in our periodic reports filed with the Securities and Exchange Commission, four proposed class action complaints were filed against us and certain of our executive officers and directors in the first quarter of fiscal 2005. The complaints were consolidated in the second quarter of fiscal 2005. On March 3, 2005, we filed a motion to dismiss the amended and consolidated complaint for failure to identify with sufficient specificity the statements that plaintiffs allege to have been false and why the statements were either false when made or material. On September 15, 2005, the court dismissed the complaint, without prejudice, and gave plaintiffs leave to amend their complaint. On November 18, 2005, the lead plaintiff filed an amended complaint. The complaint, as amended, alleges that the defendants violated the federal securities laws by making certain alleged inaccurate and misleading statements in the Prospectus used in connection with the January 2004 public offering. On January 26, 2006, the defendant’s filed a motion to dismiss the amended complaint. The Company intends to continue to vigorously defend itself and the officer and director defendants.

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

ITEM 1A.	RISK FACTORS

The risk factors described under the subheading “Risk Factors Affecting Our Business, Financial Condition and Results of Operations” in Part I, Item 7 of this quarterly report on Form 10-Q are incorporated herein by reference.

Risks Related to Our Company

We are dependent upon the electronics industry, which is highly cyclical and suffers significant downturns in demand resulting in excess manufacturing capacity and increased price competition within our industry.

The electronics industry, on which our business depends, has historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. Although conditions in this industry have improved somewhat from the latest significant downturn, the industry may continue to experience relatively low demand and continued price depression and is likely to experience recessionary periods in the future. Economic conditions affecting the electronics industry, in general, or specific customers, in particular, have adversely affected our operating results in the past and may do so in the future.

The electronics industry is characterized by intense competition, rapid technological change, relatively short product life-cycles and pricing and margin pressures. These factors adversely affect our customers and we suffer similar effects. Our customers are primarily high-technology equipment manufacturers in the communications, high-end computing, test and measurement and automotive end markets of the electronics industry. Due to the uncertainty in the markets served by most of our customers, we cannot accurately predict our future financial results or accurately anticipate future orders. At any time, our customers can discontinue or modify products containing components manufactured by us, adjust the timing of orders and shipments or affect our mix of net sales generated from quick-turn and premium services versus standard lead time production, any of which could have a material adverse effect on our results of operations.

Our recent acquisitions may be costly and difficult to integrate, may divert management resources and may dilute shareholder value.

As part of our business strategy, we have made and may continue to make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or production capacity or that may otherwise offer growth opportunities. In connection with our San Jose and Asian acquisitions or any future acquisitions or investments, we could experience:

•	problems integrating the purchased operations, technologies or products;

•	unanticipated expenses and working capital requirements;

•	difficulty achieving sufficient revenues to offset increased expenses associated with acquisitions;

•	diversion of management’s attention from our core business and our expansion efforts;

•	adverse effects on business relationships with our or the acquired company’s suppliers and customers;

•	entering markets in which we have limited or no prior experience; and

•	potential loss of key employees, particularly those of the acquired organization.

In addition, in connection with any future acquisitions or investments, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	incur debt and assume liabilities that could impair our liquidity;

•	incur amortization expenses related to intangible assets; or

•	incur large and immediate write-offs that would reduce net income

Any of these factors could prevent us from realizing anticipated benefits of an acquisition or investment, including operational synergies, economies of scale and increased profit margins and revenue. Acquisitions of high-technology companies are inherently risky, and any acquisition may not be successful. Failure to manage and successfully integrate acquisitions could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after the acquisition.

If we are unable to successfully integrate Merix Asia, our business may be materially adversely affected.

We recently acquired Merix Asia and are attempting to integrate our Asian operations with our domestic operations. We have never acquired foreign operations before and have never had facilities in Asia. We may not be able to successfully integrate Merix Asia. Merix Asia typically produces lower technology printed circuit boards in high volumes. Under prior ownership, Merix Asia experienced difficulty in reaching and maintaining profitability. If we are unable to successfully integrate Merix Asia or if Merix Asia is unable to reach and maintain profitability, our business and results of operations will likely be materially adversely affected.

Minority Investors in China Manufacturing Facilities

We have four printed circuit board manufacturing plants in China. Each plant is owned by a separate Chinese company and there are local investors in each of those companies. The aggregate minority interest in each of those companies ranges from five percent to fifteen percent. The local investors have close ties with local economic development and other government agencies. In some cases the investors lease to the Chinese operating companies the land on which the plants are located. In connection with the negotiation of their investments, the local investors secured certain rights to be consulted and consent to certain operating and investment matters concerning the plants and to board representation. Failure to maintain good relations with these investors could materially adversely affect our ability to manage the operations of one or more of the plants and our ability to realize the anticipated benefits of the Asian acquisition.

Lower sales may cause gross margins and operating results to decrease because many of our operating costs are fixed.

A significant portion of our operating expenses are relatively fixed in nature, and planned expenditures are based in part on anticipated orders. If we do not receive orders as anticipated, our operating results will be adversely affected. Revenue shortfalls resulting from decreased demand for our products have historically resulted in an underutilization of our installed capacity and, together with adverse pricing, have decreased our gross margins. Future decreases in demand or pricing will likely decrease our gross margins.

Competition in the printed circuit board market is intense, and we could lose sales if we are unable to compete effectively.

The market for printed circuit boards is intensely competitive, highly fragmented and rapidly changing. We expect competition to persist, which could result in continued reductions in pricing and gross margins and loss of market share. We believe our major competitors are United States, Asian and other international independent producers that manufacture multi-layer printed circuit boards, provide backplanes and other electronic assemblies, and offer quick-turn services. Those competitors include BoardTek Electronics, CMK Corporation, Daeduck Electronics Co., DDi Corp., Elec & Eltek, LG Electronics, Multek (a division of Flextronics International Ltd.), Sanmina-SCI, Topsearch International, TTM Technologies, Inc., Unimicron Technology Corp., WUS Printed Circuits and ViaSystems, Inc.

Many of our competitors and potential competitors may have a number of significant advantages over us, including:

•	significantly greater financial, technical, marketing and manufacturing resources;

•	preferred vendor status with some of our existing and potential customer; and

•	larger customer bases.

In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than we can. Consolidation in the printed circuit board industry, which we expect to continue, could result in an increasing number of larger printed circuit board companies with greater market power and resources. Such consolidation could in turn increase pricing and competitive pressures for us. We must continually develop improved manufacturing processes to meet our customers’ needs for complex, high technology products, and our basic interconnect technology is generally not subject to significant proprietary protection. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively. During recessionary periods in the electronics industry, our competitive advantages in providing an integrated manufacturing solution and responsive customer service may be less important to our customers than when they are in more favorable economic climates.

If production capabilities increase in Asia, where production costs are lower, we may lose market share and our gross margins may be materially adversely affected by increased pricing pressure.

Price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the printed circuit board markets in which we compete. While printed circuit board manufacturers in these locations have historically competed primarily in markets for less technologically advanced products, they are expanding their manufacturing capabilities to produce higher layer count, higher technology printed circuit boards. As a result of these factors, Asian production facilities may be able to effectively compete in our market segment, which may force us to lower our prices, reduce our gross margins or decrease our net sales.

The cyclical nature of automotive production and sales could adversely affect Merix’ business.

A significant portion of Merix Asia’s products are sold to the automotive industry. As a result, Merix Asia’s business is directly related to automotive sales and automotive vehicle production by its customers. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Any significant economic decline that results in a reduction in automotive production and sales by Merix Asia’s customers could have a material adverse effect on Merix’ business, results of operations and financial condition.

A small number of customers account for a substantial portion of our net sales and our net sales could decline significantly if we lose a major customer or if a major customer orders fewer of our products or cancels or delays orders.

Historically, we have derived a significant portion of our net sales from a limited number of customers. Our top five OEM customers, which vary from year to year, represented 60%, 68% and 59% of our net sales in fiscal 2003, 2004 and 2005, respectively, and 46% of our net sales in the first nine months of fiscal 2006. We expect to continue to depend upon a small number of customers for a significant portion of our net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce our net sales and have a material adverse effect on our results of operations.

Some of our customers are relatively small companies, and our future business with them may be significantly affected by their ability to continue to obtain financing. If they are unable to obtain adequate financing, they will not be able to purchase products, which, in the aggregate, would adversely affect our net sales.

Because we do not generally have long-term contracts with our customers, we are subject to uncertainties and variability in demand by our customers, which could decrease net sales and negatively affect our operating results.

As is common in our industry, we generally do not have long-term purchase commitments from our customers, and, consequently, our net sales are subject to short-term variability in demand by our customers. Customers generally have no obligation to order from us and may cancel, reduce or delay orders for a variety of reasons. The level and timing of orders placed by our customers vary due to:

•	fluctuation in demand for our customers’ products;

•	changes in customers’ manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of printed circuit board manufacturers used;

•	customers’ inventory management; and

•	changes in new product introductions.

We have experienced terminations, reductions and delays in our customers’ orders. Further terminations, reductions or delays in our customers’ orders could lower our production asset utilization, which would lower our gross margins, decrease our net sales and negatively affect our business and results of operations.

If we do not effectively manage the expansion of our operations, our business may be harmed, and the increased costs associated with the expansion may not be offset by increased net sales.

We recently acquired Merix Asia and believe that additional capital investment will be required to more fully exploit the assets we have acquired. Any capacity expansion with respect to our Asian facilities will expose us to significant start-up risks including:

•	delays in receiving and installing required manufacturing equipment;

•	inability to retain management personnel and skilled employees, or labor shortages in general;

•	difficulties scaling up production at our expanded facilities;

•	challenges in coordinating management of operations and order fulfillment between our U.S. and Asian facilities;

•	a need to improve and expand our management information systems and financial controls to accommodate our expanded operations;

•	additional unanticipated costs; and

•	shortfalls in production volumes as a result of unanticipated start-up or expansion delays that could prevent us from meeting our customers’ delivery schedules or production needs.

The success of our integration and anticipated expansion efforts will depend upon our ability to expand, train, retain and manage our employee base. In connection with our expansion efforts in Asia, we expect to require additional talent throughout the company. If we are unable to attract and train and retain new workers, or manage our employee base effectively, our ability to fully exploit our Asian assets will likely be impaired. If we are unable to effectively expand, train and manage our employee base, our business and results of operations could be adversely affected.

In addition, if our net sales do not increase sufficiently to offset the additional fixed operating expenses associated with our anticipated Asian expansion, our results of operations may be adversely affected. If demand for our products does not meet anticipated levels, the value of the expanded operations could be significantly impaired which would adversely affect our results of operation and financial condition.

Success in Asia may adversely affect our U.S. operations.

To the extent Asian printed circuit board manufacturers, including Merix Asia, are able to compete effectively with products historically manufactured in the United States, facilities in the United States may not be able to compete effectively and U.S. operations may not remain viable.

We rely on suppliers for the timely delivery of materials used in manufacturing our printed circuit boards, and an increase in industry demand or a shortage of raw materials may increase the price of these raw materials and limit our ability to manufacture certain products.

To manufacture our printed circuit boards, we use materials such as laminated layers of fiberglass, copper foil and chemical solutions which we order from our suppliers. Suppliers of laminates and other raw materials that we use may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could adversely affect our ability to deliver our products on a timely basis. Some of our products use types of laminates that are only available from a single supplier that holds a patent on the material. Although other manufacturers of advanced printed circuit boards also must use the single supplier and our OEM customers generally determine the type of laminates used, a failure to obtain the material from the single supplier for any reason may cause a disruption, and possible cancellation, of orders for printed circuit boards using that type of laminate, which in turn would cause a decrease in our net sales.

Products we manufacture may contain manufacturing defects, which could result in reduced demand for our services and liability claims against us.

We manufacture highly complex products to our customers’ specifications. These products may contain manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or materials failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction in or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers’ businesses, errors, defects or other performance problems could result in financial or other damages to our customers beyond the cost of the printed circuit board, for which we may be liable. Although we generally attempt to sell our products on terms designed to limit our exposure to warranty, product liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend. Although we maintain a warranty reserve, this reserve may not be sufficient to cover our warranty or other expenses that could arise as a result of defects in our products.

Merix may incur material losses and costs as a result of product liability and warranty claims that may be brought against us.

We face an inherent business risk of exposure to warranty and product liability claims in the event that products supplied by Merix Asia to the automotive industry fail to perform as expected or such failure results, or is alleged to result, in bodily injury and/or property damage. In addition, if any Merix products are or are alleged to be defective, we may be required to participate in a recall of such products. As suppliers become more integral to the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contributions when faced with product liability claims or recalls. In addition, vehicle manufacturers, who have traditionally borne the cost associated with warranty programs offered on their vehicles, are increasingly requiring suppliers to guarantee or warrant their products and may seek to hold us responsible for some or all of the costs related to the repair and replacement of parts supplied by Merix to the vehicle manufacturer. A successful warranty or product liability claim against us in excess of our available insurance coverage or established warranty and legal reserves or a requirement that Merix participate in a product recall may have a material adverse effect on our business.

If we are unable to respond to rapid technological change and process development, we may not be able to compete effectively.

The market for our manufacturing services is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. In addition, the printed circuit board industry could encounter competition from new or revised manufacturing and production technologies that render existing manufacturing and production technology less competitive or obsolete. We may not be able to respond effectively to the technological requirements of the changing market. If we need new technologies and equipment to remain competitive, the development, acquisition and implementation of those technologies and equipment may require us to make significant capital investments. We may not be able to raise the necessary additional funds at all or as rapidly as necessary to respond to technological changes as quickly as our competitors.

If we lose key management, engineering, sales and marketing and professional services personnel, we could experience reduced sales, delayed product development and diversion of management resources.

Our success depends largely on the continued contributions of our key management, engineering, sales and marketing and professional services personnel, many of whom would be difficult to replace. We generally do not have employment or non-compete agreements with our key personnel. If one or more members of our senior management or key professionals were to resign, the loss of personnel could result in loss of sales, delays in new product development and diversion of management resources, which would have a negative effect on our business. We do not maintain “key man” insurance policies on any of our personnel.

Successful execution of our day-to-day business operations, including our manufacturing process, depends on the collective experience of our employees and we have experienced periods of high employee turnover. If high employee turnover persists, our business may suffer and we may not be able to compete effectively.

We rely on the collective experience of our employees, particularly in the manufacturing process, to ensure we continuously evaluate and adopt new technologies and remain competitive. Although we are not generally dependent on any one employee or a small number of employees involved in our manufacturing process, we have experienced periods of high employee turnover and, if we are not able to replace these people with new employees with comparable experience, our operations could suffer as we may be unable to keep up with innovations in the industry or the demands of our customers. As a result, we may not be able to continue to compete effectively.

We are exposed to the credit risk of some of our customers and also as a result of a concentration of our customer base.

Most of our sales are on an “open credit” basis, with standard industry payment terms. We monitor individual customer payment capability in granting open credit arrangements, seek to limit open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. During periods of economic downturn in the global economy and the electronics and automotive industries, our exposure to credit risks from our customers increases. Although we have programs in place to monitor and mitigate the associated risk, those programs may not be effective in reducing our credit risks.

Ten companies represented approximately 58% of our net trade accounts receivable at February 25, 2006 with individual percentages for those companies ranging from 3% to 19%. Our OEM customers direct our sales to a relatively limited number of electronic manufacturing service providers. Our contractual relationship is typically with the electronic manufacturing service providers, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to electronic manufacturing service providers, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our financial condition results of operations would be harmed.

Our failure to comply with environmental laws could adversely affect our business.

Our operations are regulated under a number of federal, state and municipal environmental and safety laws and regulations as well as laws in Hong Kong and the People’s Republic of China that govern, among other things, the discharge of hazardous and other materials into the air and water, as well as the handling, storage and disposal of such materials. While we believe that our operations substantially comply with applicable environmental laws, we may violate environmental laws and regulations in the future as a result of our failure to have necessary permits, human error, equipment failure or other causes. Moreover, in connection with our acquisitions in San Jose, California and in Asia and we may be liable for any environmental violations at those facilities by prior owners.

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

Prior to the acquisition of our Asian operations, approximately 35% and 33% of our net sales in fiscal 2004 and 2005, respectively, and approximately 42% of our net sales for the first nine months of fiscal 2006, were related to products shipped outside of the United States, primarily to the foreign facilities of electronic manufacturing service providers, as directed by our OEM customers. With the acquisition of our Asian operations, we expect sales in, and product shipments to, non-U.S. markets to represent an increasingly significant portion of our total sales in future periods. Our exposure to the business risks presented by foreign economies will increase. Our non-U.S. operations are subject to risks inherent in conducting business abroad, including:

•	logistical, communications and other operational difficulties in managing a global enterprise;

•	potentially adverse tax consequences;

•	restrictions on the transfer of funds into or out of a country;

•	difficulty in attracting and training workers in foreign markets and problems caused by labor unrest;

•	less protection of our proprietary processes and know-how;

•	longer sales and collection cycles;

•	potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

•	protectionist and trade laws and business practices that favor local companies;

•	restrictive governmental actions;

•	burdens and costs of compliance with a variety of foreign laws;

•	political and economic instability;

•	difficulties in collecting accounts receivable.

We are subject to risks associated with currency fluctuations, which could have a material adverse effect on our results of operations and financial condition.

A significant portion of our costs are denominated in foreign currencies, including the Hong Kong dollar and the Chinese renminbi. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our cost of sales and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. We may enter into exchange rate hedging programs from time to time in an effort to mitigate the impact of exchange rate fluctuations. However, hedging transactions may not be effective and may result in foreign exchange hedging losses.

Pending or future litigation could have a material adverse impact on our operating results and financial condition.

We are currently subject to legal proceedings and claims, including several securities class action lawsuits and shareholder derivative lawsuits. In each complaint, the plaintiffs seek unspecified damages. These lawsuits are described in Part I, Item 3, “Legal Proceedings” of our annual report on Form 10-K for the fiscal year ended May 28, 2005. More lawsuits could be filed against us.

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

We have not had a Chief Financial Officer since January 2006.

We have not had a Chief Financial Officer since our former Chief Financial Officer retired in January 2006. Although our Chief Executive Officer is acting as our principal accounting and financial officer, we do not have an officer dedicated to the tasks generally performed by a Chief Financial Officer, such as overseeing the financial management of the Company; directing our financial goals, objectives and budgets; directing and overseeing the preparation of our financial statements; overseeing investment of funds and managing associated risks; supervising our cash management activities; and overseeing our disclosure controls and procedures and our internal control over financial reporting. In addition, we are integrating a significant foreign acquisition without a senior financial officer. Moreover, the added responsibilities could divert our Chief Executive Officer’s focus on his other responsibilities. If we fail to attract a qualified Chief Financial Officer on a timely basis, our operating results and financial condition could be materially adversely affected.

RISKS RELATED TO OUR SECURITIES AND AN OFFERING

Our stock price has fluctuated significantly, and we expect the trading price of our common stock to remain highly volatile.

The trading price of our common stock has fluctuated significantly and declined from an all-time high of $69.00 per share on September 25, 2000 to a low of $3.50 per share on March 26, 2003.

The market price of our common stock may fluctuate as a result of a number of factors including:

•	actual and anticipated variations in our operating results;

•	general economic and market conditions, including changes in demand in the printed circuit board industry and the end markets which we serve;

•	interest rates;

•	geopolitical conditions throughout the world;

•	perceptions of the strengths and weaknesses of the printed circuit board industry and the end markets which it serves;

•	our ability to pay principal and interest on our debt when due;

•	developments in our relationships with our lenders, customers, and/or suppliers;

•	announcements of alliances, mergers or other relationships by or between our competitors and/or our suppliers and customers;

•	announcements of plant closings, layoffs, restructurings or bankruptcies by our competitors; and

•	developments related to regulations, including environmental and wastewater regulations.

We expect this volatility to continue in the future. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the printed circuit board industry and that may be unrelated to the operating performance of the companies within these industries. These broad market fluctuations may adversely affect the market price of our common stock and limit our ability to raise capital or finance transactions using equity instruments.

We have discretion as to the use of the proceeds from an offering and may not obtain a significant return on the use of proceeds from an offering.

Our management has discretion as to how to spend the proceeds from an offering and may spend these proceeds in ways with which our shareholders may not agree. We intend to use the proceeds from an offering to retire debt, to purchase capital equipment and expand our production capacity, for working capital and for general corporate purposes. See “Use of proceeds.” Investment of the proceeds may not yield a favorable return.

Our shareholder rights plan and some provisions contained in our articles of incorporation and bylaws, as well as provisions of Oregon law, could inhibit a takeover attempt.

Some of the provisions of our articles of incorporation and bylaws, such as the authorization of blank check preferred stock, our shareholder rights plan and Oregon’s anti-takeover laws could delay or prevent a merger or acquisition between us and a third party, or make a merger or acquisition with us less desirable to a potential acquirer, even in circumstances in which our shareholders may consider the merger or acquisition favorable. Our shareholders rights plan was adopted to discourage a potential acquisition of us that our board of directors believes is undesirable to us and our shareholders. Any of these provisions that have the effect of delaying or deterring a merger or acquisition between us and a third party could limit the opportunity for our shareholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

If the holder of our 6.5% Convertible Debenture converts the outstanding principal under the debenture, our existing shareholders’ interests will be diluted; subsequent sales of substantial amounts of our stock could cause the price to go down.

On May 30, 2002, we sold $25 million principal amount of a 6.5% Convertible Debenture due 2007 that is convertible into shares of our common stock at a price of $19.41 per share. In June 2002, we filed a registration statement with the Securities and Exchange Commission for the sale by the purchaser of the debenture of up to 1,287,996 of our common stock at any time following conversion. To the extent that the investor elects to convert the debenture, up to 1,287,996 additional shares of our common stock will be outstanding and the interests of our existing shareholders will be diluted. Any substantial sales of these additional shares by the investor could depress the market price of our common stock. Substantial sales of our common stock may also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, which could make it difficult for us to obtain financing when needed and adversely affect our ability to carry out our operating plans.

ITEM 6.	EXHIBITS

See the Exhibit Index for the exhibits filed as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of April, 2006.

MERIX CORPORATION

By:	/s/ Mark R. Hollinger
Mark R. Hollinger
President and Chief Executive Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2001

3.2	Bylaws of the Company, as amended, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 2005

10.10	Form of Executive Officer Stock Option Agreement

10.11	Restricted Stock Award Grant Program for Non-Employee Directors under the Merix Corporation 1994 Stock Incentive Plan

10.12	Summary of Non-Employee Director Compensation Arrangements, incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2006

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer