Form 10-K
period 2006-05-27
MERIX CORP
filed 2006-08-24
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 27, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23818

MERIX CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93-1135197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1521 Poplar Lane, Forest Grove, Oregon	97116
(Address of principal executive offices)	(Zip Code)

(503) 359-9300

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	Nasdaq Global Market
Series A Preferred Stock Purchase Rights	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price as reported by the Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter (November 26, 2005) was $124,820,417. For the purposes of this computation, only executive officers and directors of the registrant have been deemed affiliates. However, this shall not be deemed an admission that such persons are affiliates or an assertion that there may not be other persons who may be deemed to be affiliates of the registrant.

The number of shares of the Registrant’s Common Stock outstanding as of August 1, 2006 was 20,026,890 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

MERIX CORPORATION

FORM 10-K

PART I

A Warning About Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and other similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, plans and projections are described in Item 1A, “Risk Factors” under the subheading “Risk Factors Affecting Business and Results of Operations.” This section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations, plans and projections. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

ITEM 1.    BUSINESS

Recent Developments

The Company filed a Notification of Late Filing on Form 12b-25 with the Securities and Exchange Commission (SEC) on August 10, 2006 due to the Company’s inability to file this Annual Report on Form 10-K on a timely basis due to the following:

SEC Inquiry    The Company pursued resolution on the Company’s application of Statement of Financial Accounting Standards No. 131, “Derivatives about Segments of an Enterprise and Related Information” (SFAS 131) through the SEC Office of Chief Accountant.

Material Weaknesses    The Company’s review and evaluation of internal control over financial reporting have identified a number of material weaknesses. As a result, management’s assessment of internal control over financial reporting concluded that we did not maintain effective internal control over financial reporting as of May 27, 2006. For additional information regarding the material weaknesses, see Item 9A, “Controls and Procedures.”

General

Merix Corporation is an Oregon corporation formed in March 1994. In this report, the terms “Merix,” “Company,” “we,” “us,” and “our” refer to Merix Corporation and its wholly and majority-owned subsidiaries. We are a leading global manufacturer of technologically advanced printed circuit boards for use in electronic equipment. Our principal products are complex multi-layer rigid printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. We provide our products to original equipment manufacturer (OEM) customers, and their electronic manufacturing service (EMS) providers, that use them primarily in commercial equipment in the communications, automotive, high-end computing and storage, and test and measurement markets. Our markets are generally characterized by rapid technological change, high levels of complexity and short product life-cycles, as new and technologically superior electronic equipment is continually being developed. We have focused our efforts on shortened lead time delivery, technology and volume production. We believe we are well positioned to serve our customer base as a result of our quick-turn service capabilities, our technology leadership, high-technology production capacity and our lower-cost, volume production capabilities in Asia.

In December 2004, we acquired Data Circuit Systems, now referred to as “Merix San Jose.” Located in San Jose, California, Merix San Jose is a quick-turn services manufacturer of complex, multilayer printed circuit boards and provider of related engineering assistance. Merix San Jose’s experienced management team and strong technical capabilities have provided us additional capabilities to manufacture complex printed circuit boards in very compressed time frames. The majority of its sales are for prototypes. Merix San Jose has approximately 40,000 square feet of manufacturing space and 10,000 square feet of administration facilities.

In September 2005, we acquired the business operations of Eastern Pacific Circuits Holdings Limited, and certain of its subsidiaries, a Hong Kong-based lower-cost, high-volume supplier of printed circuit boards, now referred to as “Merix Asia.” Merix Asia supplies a global customer base of OEMs and contract manufacturers in the automotive, high-end computing, communications, consumer and industrial markets. Merix Asia provides us with a strategic combination of well located manufacturing operations, a strong new customer base and significant market diversification.

Merix Asia has approximately 869,000 square feet of manufacturing space, consisting of four facilities in Southern China and one facility in Hong Kong. Two of the facilities in the People’s Republic of China as well as the Hong Kong facility produce multi-layer printed circuit board products. Two smaller facilities in the People’s Republic of China produce single-sided printed circuit board products.

With our platform in Asia, we believe that we are better positioned to provide a full range of products and services to our existing customers, as well as to establish Merix as a viable supplier to Asian-based OEMs and contract manufacturers. Combined with our facilities in Oregon and San Jose, we can offer a combination of quick-turn service, advanced technology and lower-cost, high volume production capabilities that we believe should enable us to have significant cross-selling opportunities as we leverage our combined global sales forces.

Operating Segments

We define our business by three operating segments that are evidence of the internal structure of our organization. Our three operating segments, as defined by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) include: (1) Merix Oregon, (2) Merix San Jose and (3) Merix Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. Each operating segment operates predominately in the same industry with production facilities that produce similar customized products for our global customers. The production facilities, sales management and chief decision-makers for all of our operating segments are managed by the same executive team. The Company’s chief operating decision maker (CODM) is the Company’s Chief Executive Officer.

Refer to Note 18 of the consolidated financial statements for disaggregated financial information relating to our operating segments.

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

Printed circuit boards are used in virtually all electronic equipment from consumer products, such as personal computers, cellular telephones, automobiles and televisions, to high-end commercial electronic equipment, such as data communication routers and switches, computer workstations and network servers. Printed circuit boards used in consumer electronic products typically employ lower layer counts and lower performance materials and require less manufacturing capability than printed circuit boards used in high-end commercial equipment. High-end commercial equipment manufacturers require more complex multi-layer printed circuit boards, often constructed with advanced materials. Manufacturing printed circuit boards for these high-end products requires substantial investment in advanced production facilities and process technology as well as engineering and manufacturing expertise.

We believe the following are significant trends within the printed circuit board manufacturing industry:

Increasing complexity of electronic equipment    OEMs are continually designing more complex and high performance electronic equipment, which requires sophisticated printed circuit boards that accommodate higher speeds and frequencies and increased component densities and operating temperatures. The increasing complexity of electronic equipment continues to drive technological advancements in printed circuit boards and requires manufacturers of these printed circuit boards to continually invest in technology and advanced manufacturing processes.

Increased customer demand for quick-turn services production and integrated solutions    We believe OEMs are increasingly looking to high-end printed circuit board manufacturers that can offer engineering support in the design phase, quick turn-around of prototypes and manufacturing scalability throughout the product life-cycle. Many OEMs, looking to increase the efficiency of their electronic supply chains, are also working with a smaller number of technically qualified suppliers that have sophisticated manufacturing expertise and are able to offer a broad range of printed circuit board products and services. Rapid advances in technology have significantly shortened product life-cycles and placed increased pressure on OEMs to develop new products in shorter periods of time. In response to these pressures, OEMs have increased their demand for engineering support in the design phase of their products and quick-turn services production of small unit volumes of printed circuit boards in the prototype development stage.

Expanding markets    The global demand for wireless communication products and the expansion of data networking infrastructure, including those supporting products such as voice-over IP (VOIP) and network security, are increasingly driving the demand for more complex multi-layer printed circuit boards. We believe that increased demand in these markets will result in technological changes, demanding a wider variety of electronic products, greater bandwidth and increasingly powerful electronic components.

Increased Asian production of printed circuit boards    Asian manufacturers of printed circuit boards have increased their production and market share of less sophisticated, lower layer count printed circuit boards used in high-volume consumer electronics applications, such as personal computers and cell phones, as well as in high-volume automotive applications. Generally, Asian manufacturers to date have not produced printed circuit boards in significant quantities that require complex technologies, advanced manufacturing processes, quick turn-around times or high-mix production. We believe that the technological expertise and process know-how to manufacture complex multi-layered printed circuit boards and the resource commitments to maintain state-of-the-art capabilities have to date tended to serve as barriers to entry into the high-end segments of the printed circuit board industry. However, we believe that, over time, OEMs and electronic manufacturing service providers will increase their production of high-end commercial electronic equipment in Asia to meet growing Asian demand for those products and that printed circuit board manufacturers in Asia will become increasingly competitive in these areas of the market. In addition, we expect that increased competition from Asian printed circuit board companies will result as electronic manufacturing service providers increase high-end commercial electronic equipment assembly and manufacturing in Asia to capitalize on lower-cost labor.

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

Design and engineering assistance    We provide design and engineering assistance in the early stages of product development to ensure that mechanical and electrical elements are integrated to achieve a high quality and cost-effective product for our customers. We also evaluate customer designs for manufacturability and recommend design changes. We believe this collaborative process helps our customers improve the systems they are designing, reduce manufacturing costs and increase manufacturing yields and the quality of finished printed circuit boards. We also believe this speeds the transition from development of the prototype design to volume manufacturing and facilitates the timely delivery of high quality products. In addition, by working closely with our customers throughout the design and manufacturing process, we gain insight into their product plans and production requirements.

Quick-turn services and premium revenues    We can rapidly manufacture custom printed circuit boards allowing our customers to more quickly develop and market sophisticated electronic products. We manufacture quick-turn services prototypes with lead times of 24 hours to 10 days and pre-production quantities with lead times of 10 to 20 days. We also offer compressed lead time volume orders. We generally receive a premium over our standard volume pricing for each of these services. Consolidated net sales of quick-turn services and premium revenues comprised approximately 34% and 40% of consolidated net sales during the fiscal years ended May 28, 2005 and May 29, 2004, respectively. With the addition of our Merix Asia volume sales, our quick-turn services and premium revenues comprised approximately 30% of consolidated net sales during the fiscal year ended May 27, 2006.

Volume production    Volume production of printed circuit boards is generally characterized by standard lead times of five to eight weeks, as printed circuit boards move to full-scale commercial production. At this stage of production, quality, on-time delivery, process capability and price are the factors most important to our customers.

Our Asian facilities provide lower cost, high volume manufacturing capabilities to serve a global customer base. In addition, our engineering capability has enabled us to produce commercial volumes of technologically sophisticated printed circuit boards of up to 40 layers from our Oregon facilities, utilizing high performance materials and leading edge fabrication techniques. Our manufacturing process controls enable us to meet accelerated time-to-market and time-to-volume requirements of our customers.

We also have expertise in advanced manufacturing techniques for products utilizing high performance materials and offer specialty products, including:

RF/Microwave application products    We manufacture printed circuit boards using a variety of advanced insulating materials, primarily for RF/Microwave applications in the wireless infrastructure market. Although typically included in printed circuit boards with lower layer counts, these advanced materials offer electrical, thermal and long-term reliability advantages over conventional materials, however, are more difficult to process through manufacturing.

Thermal management solutions    We offer solutions to help our customers manage heat in high performance applications, such as RF/Microwave, and address thermal and signal integrity requirements in high power wireless products. Our manufacturing facilities support the integration of metal heat sinks with printed circuit boards as well as other processes for managing thermal issues.

Backplanes, oversized and standard    Backplanes are generally larger and thicker interconnection panels into or onto which printed circuit boards, integrated circuits and other panels or electronic components can be plugged or mounted.

Markets and Customers

We have a broad customer base and our customers include leading OEMs in the electronics and automotive industries. Our five largest OEM customers, which vary from year to year, comprised 39%, 59%, and 68% of our consolidated net sales during the fiscal years ended May 27, 2006, May 28, 2005 and May 29, 2004, respectively. Net sales to one customer individually represented 20% of consolidated net sales during the fiscal year ended

May 27, 2006. Comparatively, net sales to two OEM customers individually represented 29% and 16% of consolidated net sales during the fiscal year ended May 28, 2005 and 35% and 15% of consolidated net sales during the fiscal year ended May 29, 2004. The reduced concentration of and shift in our major customers is largely the result of a more diverse customer base resulting from the acquisition of Merix Asia. However, we expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future.

The following are our significant end customers by operating segment:

Merix Oregon – Merix Oregon’s five largest customers during the fiscal year 2006, in alphabetic order, were Cisco Systems Inc., Juniper Networks Inc., Motorola Inc., Nokia Corporation, and Nortel Networks Inc. During the fiscal year ended May 27, 2006, Merix Oregon’s net sales to Cisco Systems and Motorola represented 32% and 13%, respectively, of Merix Oregon’s net sales.

Merix Asia – Merix Asia’s five largest customers during the fiscal year 2006, in alphabetic order, were Astec Power, Lear Corporation, Robert Bosch Corporation, TRW Automotive, Inc. and Visteon Corporation. During the fiscal year ended May 27, 2006, Merix Asia’s net sales to TRW Automotive, Visteon and Robert Bosch Corporation represented 21%, 12% and 10%, respectively, of Merix Asia’s net sales.

Merix San Jose – Merix San Jose’s five largest customers during the fiscal year 2006, in alphabetic order, were Aeroflex, Medtronic Inc., Paramit Corporation, Sauer Danfoss Inc. and Solectron USA Inc. During the fiscal year ended May 27, 2006, none of Merix San Jose’s customers represented 10% or more of Merix San Jose’s net sales.

Sales attributed to OEMs include sales made through their electronic manufacturing service providers. Approximately 59%, 65% and 68% of our consolidated net sales were through electronic manufacturing service providers during the fiscal years 2006, 2005 and 2004, respectively. Although our contractual relationship is with the electronic manufacturing service provider, most of our shipments to electronic manufacturing service providers are directed by OEMs that negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several electronic manufacturing service providers and are awarded incremental discretionary orders directly from some of them. We expect these discretionary orders to increase in the future as we strengthen our direct relationships with these electronic manufacturing service providers.

The following table shows, for the periods indicated, the percentage of our consolidated net sales to the principal end markets we serve in the electronics industry:

	Fiscal Years
	2006	2005	2004
End markets:
Communications	52%	78%	82%
Automotive	13	0	0
High-end Computing and Storage	9	7	7
Test and Measurement	6	4	6
Aerospace and Defense	2	1	0
Other*	18	10	5

Total	100%	100%	100%

*	Other includes medical, industrial and other.

Sales in the communications end market represented a lower percentage of sales during the fiscal years 2006 and 2005, as compared to fiscal 2004, due to a more diverse customer base largely due to the December 2004 acquisition of Merix San Jose and the September 2005 acquisition of Merix Asia. The increase in other end markets is the result of the addition of Merix Asia’s sales, which include additional sales to EMS’s and other consumer markets. While we have identified the communications end market as a primary area for growth and we continue to add new customers in this end market, we will also be expanding our presence in other end markets.

Sales and Marketing

We market our products and services through a field-based direct sales force, field application engineers, manufacturers’ representative firms and customer service personnel. We employ field application engineers in regions across North America, Europe and Asia that serve as the technical interface between us and our customers’ design engineering teams. Our field application engineers provide technical design assistance including information and modeling data to help assure that the customers’ final printed circuit board design meets the customers’ electrical performance requirements, cost goals and design guidelines for manufacturability. We believe this collaboration of our engineers with our customers’ designers provides us with a significant competitive advantage.

We have a direct sales force presence in North America, Europe and Asia. Additionally, we have customer service resources in North America and Asia.

Supplier Relationships

We have strong relationships with certain suppliers of raw materials and services to reduce the lead times associated with our acquisition of these materials and services and to reduce inventory carrying costs, enhance the quality and reliability of the supply of materials and reduce our transportation and other logistics costs.

Manufacturing and Technology

Our printed circuit boards manufactured in the United States typically employ various combinations of high layer counts, advanced materials, precision cavities, embedded passives, narrow circuit widths and separations of copper traces, and small diameter holes, called “vias” and “microvias,” which connect internal circuitry. Our Asian facilities also employ advanced technology; however, Merix Asia typically manufactures printed circuit boards with lower layer counts. Our average layer count, which is a widely used indication of manufacturing sophistication, was 15.4 for printed circuit boards manufactured in our Oregon facilities during the fiscal year 2006. We estimate that Merix Asia had an average layer count of between six and eight for its multi-layer facilities.

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

We employ numerous advanced manufacturing techniques and systems, including automated imaging systems, automated optical inspection, computer controlled hot oil vacuum lamination, high-speed computer controlled drilling and routing, automated registration optimizers, periodic reverse pulse copper plating, photo imageable solder mask processing, dual-sided access electrical testing and automated surface coating.

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

Competition

We believe our major competitors are United States, Asian and other international independent manufacturers that manufacture multi-layer printed circuit boards, provide backplanes and other electronic assemblies, and offer quick-turn services. Those competitors include Daeduck Electronics Co., DDi Corp., Kingboard Chemical Holdings Ltd., LG Electronics, Multek Corporation (a division of Flextronics International Ltd.), Sanmina-SCI Corporation, Topsearch International, TTM Technologies, Inc., WUS Printed Circuits Company Ltd. and ViaSystems, Inc.

We believe that our ability to compete successfully depends upon a number of factors, including our technological capability; our product quality; our responsiveness to customers in delivery and service; our manufacturing capabilities and capacity; our cost structure; and our pricing.

Backlog

Backlog comprises purchase orders received and, in some instances, forecast requirements released for production under customer contracts.

Oregon:    Our backlog for our Oregon facilities was approximately $28.5 million and $22.4 million at May 27, 2006 and May 28, 2005, respectively.

San Jose:    Our backlog for our San Jose facility was approximately $2.3 million and $1.9 million at May 27, 2006 and May 28, 2005, respectively.

Asia:    Our backlog for our Asian facilities acquired in September 2005 was approximately $34.1 million at April 22, 2006.

A substantial portion of our backlog is typically scheduled for delivery within 60 days and customers may cancel or postpone all scheduled orders, and in most cases, without penalty. Therefore, backlog may not be a meaningful indicator of future financial results.

Patents and Other Intellectual Property

Although we seek to protect certain proprietary technology and other intangible assets, we believe our business depends on our effective execution of fabrication techniques and our ability to improve our manufacturing processes. We generally enter into confidentiality and non-disclosure agreements with our employees, consultants and customers, as needed, and generally limit access to and distribution of our proprietary information and processes. This practice was generally not followed by the predecessor companies of our Asian operations. We cannot be sure that the steps taken by us will prevent the misappropriation of our technology and processes. Furthermore, effective proprietary process protection may not be available or may be limited in the People’s Republic of China or other foreign countries.

Environmental Matters

We are required to comply with foreign, federal, state, county and municipal regulations regarding protection of the environment and worker health and safety. Printed circuit board manufacturing requires the use of a variety of materials, including metals and chemicals. As a result, we are subject to laws relating to the storage, use, labeling, disposal and human exposure to chemicals, solid waste and other hazardous materials, as well as air quality regulations, and we incur expenses relating to compliance with these laws and regulations. Many of our activities are also subject to permits issued by authorized governmental agencies. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. Certain waste materials and byproducts generated by our manufacturing processes are either processed by us or sent to third parties for recycling, reclamation, treatment or disposal. Water used in our manufacturing process must be properly treated prior to discharge. We have evaluated our environmental health and safety practices to determine where deficiencies exist and are working to improve our compliance with these laws. For example, we are working cooperatively with the appropriate agencies in the People’s Republic of China to improve our compliance with laws related to wastewater discharge at the Huiyang and Huizhou facilities. We incurred $340 thousand and $600 thousand of environmental remediation costs relating to the Huiyang facility and Huizhou facility, respectively, in the People’s Republic of China during the fiscal year ended May 27, 2006. When violations of environmental, health, and safety laws occur, we can be held liable for damages, penalties and costs of investigation and remedial actions. These expenses, or this liability, could have a significant negative impact on our financial condition. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We are at risk of violation of environmental, health and safety laws in the future as a result of human error, equipment failure, or other causes.

Employees

As of May 27, 2006, we had a total of 4,450 workers, of which 4,225 were regular employees and 225 were temporary workers. None of our employees is represented by a labor union. We have never experienced an employee-related work stoppage at any of our facilities. We believe our relationship with our employees is good, although, like most manufacturing companies, we have experienced employment related claims from time to time. Our facilities in the People’s Republic of China, as with many similarly-situated Chinese-based companies, experience considerable turn-over, which we are addressing.

Available Information

Our principal executive offices are located at 1521 Poplar Lane, Forest Grove, Oregon 97116 and our telephone number at that address is (503) 359-9300. Our website address is www.merix.com. Our annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, and all amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, can be accessed, free of charge, at our website as soon as practicable after we file those reports with the Securities and Exchange Commission. Information contained on our website does not constitute, and shall not be deemed to constitute, part of this report and shall not be deemed to be incorporated by reference into this report.

You may also read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site http://www.sec.gov from which you can access our annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, our proxy statements, and all amendments to these materials.

ITEM 1A.    RISK FACTORS.

RISK FACTORS AFFECTING BUSINESS AND RESULTS OF OPERATIONS

Investing in our securities involves a high degree of risk. If any of the following risks occur, the market price of our shares of common stock and other securities could decline and investors could lose all or part of their investment. In addition, the following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Annual Report on Form 10-K or the other documents we file with the SEC, or in our annual or quarterly reports to shareholders, future press releases, or orally, whether in presentations, responses to questions or otherwise.

We are dependent upon the electronics industry, which is highly cyclical and suffers significant downturns in demand resulting in excess manufacturing capacity and increased price competition.

The electronics industry, on which a substantial portion of our business depends, is cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. This industry has experienced periods characterized by relatively low demand and price depression and is likely to experience recessionary periods in the future. Economic conditions affecting the electronics industry, in general, or specific customers, in particular, have adversely affected our operating results in the past and may do so in the future.

The electronics industry is characterized by intense competition, rapid technological change, relatively short product life-cycles and pricing and margin pressures. These factors adversely affect our customers and we suffer similar effects. Our customers are primarily high-technology equipment manufacturers in the communications, automotive, high-end computing and storage, test and measurement, and aerospace and defense end markets of the electronics industry. Due to the uncertainty in the markets served by most of our customers, we cannot accurately predict our future financial results or accurately anticipate future orders. At any time, our customers can discontinue or modify products containing components manufactured by us, adjust the timing of orders and shipments or affect our mix of consolidated net sales generated from quick-turn services and premium revenues versus standard lead time production, any of which could have a material adverse effect on our results of operations.

We may not be able to remediate material weaknesses in our internal control over financial reporting.

As reported in Item 8. of this Annual Report on Form 10-K for the fiscal year ended May 27, 2006, we have identified material weaknesses in our internal control over financial reporting, as follows:

1.	The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting organizational structure to support the activities of the Company. Specifically, the Company did not maintain personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles with respect to: (i) stock-based compensation, (ii) external financial reporting, including income tax disclosures, (iii) accrued liabilities, and (iv) classification of assets held-for-sale. This material weakness resulted in audit adjustments to the Company’s 2006 annual consolidated financial statements and contributed to the material weakness discussed in 2 below. Additionally, this control deficiency could result in a misstatement of the above mentioned accounts and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.

The Company did not maintain effective controls over the completeness, accuracy and disclosure of segment information. Specifically, controls over segment reporting were not effective to ensure that disclosures were determined in accordance with generally accepted accounting principles. This control deficiency resulted in an audit adjustment to the required disclosure included in the notes to the Company’s 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of segment information that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As a result of the aforementioned material weaknesses, the PricewaterhouseCoopers LLP opinion set forth in the Internal Control over Financial Reporting section of the Report of Independent Registered Public Accounting Firm as of May 27, 2006 states that we have not maintained effective internal control over financial reporting as of May 27, 2006. Although the Company is implementing remedial controls to address this matter, if we fail to remedy the material weaknesses in a timely matter, it could cause us to improperly record our financial position and results of operations and could result in us failing to meet our financial reporting responsibilities in future reporting periods.

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

As part of our business strategy, we have made and may continue to make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or production capacity or that may otherwise offer growth opportunities. In connection with our San Jose and Asian acquisitions or any future acquisitions or investments, we could experience:

•	problems integrating the purchased operations, technologies or products;

•	failure to achieve potential sales, materials costs and other synergies;

•	unanticipated expenses and working capital requirements;

•	difficulty achieving sufficient revenues to offset increased expenses associated with acquisitions;

•	diversion of management’s attention;

•	adverse effects on business relationships with our or the acquired company’s suppliers and customers;

•	difficulty in entering markets in which we have limited or no prior experience;

•	losses of key employees, particularly those of the acquired organization; and

•	problems completing anticipated technology transfers to our Asian operations.

In addition, in connection with any future acquisitions or investments, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	incur debt and assume liabilities that could impair our liquidity;

•	incur amortization expenses related to intangible assets; or

•	incur large and immediate write-offs that would reduce net income.

Any of these factors could prevent us from realizing anticipated benefits of an acquisition or investment, including operational synergies, economies of scale and increased profit margins and revenue. Acquisitions are inherently risky, and any acquisition may not be successful. Failure to manage and successfully integrate acquisitions could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after the acquisition.

If we are unable to successfully integrate Merix Asia, our business may be materially adversely affected.

We recently acquired Eastern Pacific Circuits Limited and certain of its subsidiaries, now Merix Asia, and are attempting to integrate Merix Asia’s operations with our domestic operations. We have never acquired foreign operations before and have never had facilities in Asia. Our operations in Asia will increase our exposure to certain risks, including the risks that we may not be able to successfully attract and retain qualified personnel in

Asia, realign our resources for cost savings, realize any anticipated cost savings, adapt to business practices which may be different from our other business locations, integrate our accounting software systems and implement adequate internal controls and procedures. Under prior ownership, Merix Asia experienced difficulty in reaching and maintaining profitability. To date, we have not realized expected growth in sales opportunities in Asia from our domestic operations, nor have we realized expected materials cost savings by operating as a multinational business. If we are unable to successfully integrate Merix Asia or if Merix Asia is unable to reach and maintain profitability, our business and results of operations will likely be materially adversely affected.

We have minority investors in our China manufacturing facilities.

We have four printed circuit board manufacturing plants in the People’s Republic of China that are each owned by a separate Chinese company. While we are the majority interest holder in all of these companies, there are minority interest holders in each of them. The aggregate minority interest in these companies ranges from five percent to 15 percent. These minority holders are local investors with close ties to local economic development and other government agencies. In some cases, the investors lease to the Chinese operating companies the land on which the plants are located. In connection with the negotiation of their investments, the local investors secured certain rights to be consulted and consent to certain operating and investment matters concerning the plants and to board representation. Failure to maintain good relations with these investors could materially adversely affect our ability to manage the operations of one or more of the plants and our ability to realize the anticipated benefits of the Asian acquisition.

We do not currently have options to renew our leased manufacturing facilities in the People’s Republic of China and Hong Kong.

We have two printed circuit board manufacturing plants in the People’s Republic of China that are leased from separate Chinese companies under operating leases that do not contain lease renewal options. The facilities include one of our major multi-layer plants and one of our smaller single-layer facilities in the People’s Republic of China. While we lease these facilities from companies that have minority interests ranging from five percent to fifteen percent in our majority-owned subsidiaries in the People’s Republic of China, we cannot be assured that these minority interest holders will renew our leases. Failure to maintain good relations with these investors could materially adversely affect our ability to negotiate the renewal of our operating leases or continue to operate one or more of the plants. Further, failure to successfully renew such leases could materially adversely affect our ability to realize the anticipated benefits of the Asian acquisition.

Lower sales may cause gross margins and operating results to decrease because many of our operating costs are fixed.

A significant portion of our operating expenses are relatively fixed in nature, and planned expenditures are based in part on anticipated orders. If we do not receive orders as anticipated or if revenue is reduced by reductions in the proportion of our quick-turn services and premium business, our operating results will be adversely affected. Revenue shortfalls have historically resulted in an underutilization of our installed capacity and, together with adverse pricing, have decreased our gross margins. Future decreases in demand or pricing will likely decrease our gross margins and have a material adverse impact on our results of operations.

Competition in the printed circuit board market is intense and we could lose sales if we are unable to compete effectively.

The market for printed circuit boards is intensely competitive, highly fragmented and rapidly changing. We expect competition to persist, which could result in continued reductions in pricing and gross margins and loss of market share. We believe our major competitors are United States, Asian and other international independent manufacturers of multi-layer printed circuit boards, backplanes and other electronic assemblies, and companies that offer quick-turn services. Those competitors include Daeduck Electronics Co., DDi Corp., Kingboard Chemical Holdings Ltd., LG Electronics, Multek Corporation (a division of Flextronics International Ltd.), Sanmina-SCI Corporation, Topsearch International, TTM Technologies, Inc., WUS Printed Circuits Company Ltd and ViaSystems, Inc.

Many of our competitors and potential competitors may have a number of significant advantages over us, including:

•	significantly greater financial, technical, marketing and manufacturing resources;

•	preferred vendor status with some of our existing and potential customer; and

•	larger customer bases.

In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, more successfully enter or adapt to existing or new end markets, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than we can. Consolidation in the printed circuit board industry, which we expect to continue, could result in an increasing number of larger printed circuit board companies with greater market power and resources. Such consolidation could in turn increase price competition and result in other competitive pressures for us. We must continually develop improved manufacturing processes to meet our customers’ needs for complex, high technology products, and our basic interconnect technology is generally not subject to significant proprietary protection. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively. During recessionary periods in the electronics industry, our competitive advantages in providing an integrated manufacturing solution and responsive customer service may be less important to our customers than when they are in more favorable economic climates.

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

To the extent Asian printed circuit board manufacturers, including Merix Asia, are able to compete effectively with products historically manufactured in the United States, our facilities in the United States may not be able to compete as effectively and parts of our U.S. operations may not remain viable.

The cyclical nature of automotive production and sales could adversely affect Merix’ business.

A significant portion of Merix Asia’s products are sold to customers in the automotive industry. As a result, Merix Asia’s results of operations may be materially and adversely impacted by market conditions in the automotive industry. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Any significant economic decline that results in a reduction in automotive production and sales by Merix Asia’s customers could have a material adverse effect on Merix’ business, results of operations and financial condition.

Automotive customers have higher quality requirements and long qualification times.

For safety reasons, our automotive customers have strict quality standards that generally exceed the quality requirements of our other customers. Because a significant portion of Merix Asia’s products are sold to customers in the automotive industry, if our manufacturing facilities in Asia do not meet these quality standards, our results of operations may be materially and adversely impacted. These automotive customers may require long periods of time to evaluate whether our manufacturing processes and facilities meet their quality standards. If we were to lose automotive customers due to quality control issues, we might not be able to regain those customers, or gain new automotive customers, for long periods of time, which could significantly decrease our consolidated net sales and profitability.

A small number of customers accounts for a substantial portion of our consolidated net sales and our consolidated net sales could decline significantly if we lose a major customer or if a major customer orders fewer of our products or cancels or delays orders.

Historically, we have derived a significant portion of our consolidated net sales from a limited number of customers. Our five largest OEM customers, which vary from year to year, comprised 39%, 59%, and 68% of our consolidated net sales during the fiscal years ended May 27, 2006, May 28, 2005 and May 29, 2004, respectively. While two OEM customers accounted for more than 10% of our consolidated net sales during the fiscal years ended May 28, 2005 and May 29, 2004, only one OEM customer accounted for more than 10% of our consolidated net sales during the fiscal year ended May 27, 2006. We expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce our consolidated net sales and have a material adverse effect on our results of operations.

Some of our customers are relatively small companies, and our future business with them may be significantly affected by their ability to continue to obtain financing. If they are unable to obtain adequate financing, they will not be able to purchase products, which, in the aggregate, would adversely affect our consolidated net sales.

Because we do not generally have long-term contracts with our customers, we are subject to uncertainties and variability in demand by our customers, which could decrease consolidated net sales and negatively affect our operating results.

We generally do not have long-term purchase commitments from our customers, and, consequently, our consolidated net sales are subject to short-term variability in demand by our customers. Customers generally have no obligation to order from us and may cancel, reduce or delay orders for a variety of reasons. The level and timing of orders placed by our customers vary due to:

•	fluctuation in demand for our customers’ products;

•	changes in customers’ manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of printed circuit board manufacturers used;

•	customers’ inventory management; and

•	changes in new product introductions.

We have experienced terminations, reductions and delays in our customers’ orders. Future terminations, reductions or delays in our customers’ orders could lower our production asset utilization, which would lower our gross margins, decrease our consolidated net sales and negatively affect our business and results of operations.

We rely on suppliers for the timely delivery of materials used in manufacturing our printed circuit boards, and an increase in industry demand or a shortage of or in the price of raw materials may increase the price of the raw materials we use and may limit our ability to manufacture certain products and adversely impact our gross margins.

To manufacture our printed circuit boards, we use materials such as laminated layers of fiberglass, copper foil and chemical solutions which we order from our suppliers. Suppliers of laminates and other raw materials that we use may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could adversely affect our gross margins and our ability to deliver our products on a timely basis. We have begun to experience, and expect that we will continue to experience, significant increases in the cost of laminate materials, copper products and oil-based or oil-derivative raw materials. These cost increases have had an adverse impact on our gross margins and the impact has been particularly significant on our Asian operations which maintain fixed prices arrangements with a number of large automotive customers. Some of our products use types of laminates that are only available from a single supplier that holds a patent on the material. Although other manufacturers of advanced printed circuit boards also must use the single supplier and our OEM customers generally determine the type of laminates used, a failure to obtain the material from the single supplier for any reason may cause a disruption, and possible cancellation, of orders for printed circuit boards using that type of laminate, which in turn would cause a decrease in our consolidated net sales.

If we do not effectively manage the expansion of our operations, our business may be harmed, and the increased costs associated with the expansion may not be offset by increased consolidated net sales.

We recently acquired Merix Asia and believe that additional capital investment will be required to fully realize the value of the assets we acquired. Any future capacity expansion with respect to our Asian facilities will expose us to significant start-up risks including:

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

The success of our integration and anticipated expansion efforts will depend upon our ability to expand, train, retain and manage our employee base. In connection with our expansion efforts in Asia, we expect to require additional employees throughout the company. If we are unable to attract and train and retain new workers, or manage our employee base effectively, our ability to fully utilize our Asian assets will likely be impaired. If we are unable to effectively expand, train and manage our employee base, our business and results of operations could be adversely affected.

In addition, if our consolidated net sales do not increase sufficiently to offset the additional fixed operating expenses associated with our Asian operations, our results of operations may be adversely affected. If demand for our products does not meet anticipated levels, the value of the expanded operations could be significantly impaired, which would adversely affect our results of operations and financial condition.

We were unable to implement adequate internal controls and procedures at Merix Asia.

Our management was unable to complete an evaluation and review of Merix Asia’s internal control over financial reporting for the year ended May 27, 2006, and accordingly, our management excluded Merix Asia from its 2006 assessment of internal control over financial reporting. We are required to complete an evaluation and review of Merix Asia’s internal control over financial reporting by the year ended May 26, 2007. We are in the process of upgrading the accounting systems and strengthening our internal staffing and technical expertise in financial and SEC accounting and reporting at our Asia operations and our management intends to include Merix Asia in its 2007 assessment of internal control over financial reporting. However, if we are not able to attract and retain qualified accounting personnel or successfully upgrade our accounting systems, our management may have to exclude Merix Asia in its 2007 assessment of internal control over financial reporting, which may subject us to adverse regulatory consequences and could result in a negative reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. If we fail to develop and maintain effective controls and procedures at Merix Asia, we may be unable to provide required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to timely provide required financial information could materially and adversely impact our financial condition and the market value of our securities.

Our operations in the People’s Republic of China subject us to risks and uncertainties relating to the laws and regulations of the People’s Republic of China.

Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the government of the People’s Republic of China will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Despite progress in developing its legal system, the PRC does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention. In addition, some government policies and rules are not timely published or communicated in the local districts, if they are published at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. These uncertainties could limit the legal protections available to us.

Our Chinese and Hong Kong manufacturing operations subject us to a number of risks we have not faced in the past.

A substantial portion of our current manufacturing operations is located in the People’s Republic of China and Hong Kong. The geographical distances between these facilities and our U.S. headquarters create a number of logistical and communications challenges. We are also subject to a highly competitive market for labor in the People’s Republic of China and Hong Kong, which may require us to increase employee wages and benefits to attract and retain employees and spend significant resources to train new employees due to high employee turnover, either of which could cause our labor costs to exceed our expectations. In addition, because of the location of these facilities, we could be affected by economic and political instability in the People’s Republic of China or Hong Kong, including:

•	lack of developed infrastructure;

•	currency fluctuations;

•	overlapping taxes and multiple taxation issues;

•	employment and severance taxes;

•	the burdens of cost and compliance with a variety of foreign laws;

•	difficulty in attracting and training workers in foreign markets and problems caused by labor unrest; and

•	less protection of our proprietary processes and know-how.

Moreover, inadequate development or maintenance of infrastructure in the People’s Republic of China, including inadequate power and water supplies, transportation or raw materials availability, or the deterioration in the general political, economic or social environment, could make it difficult and more expensive, and possibly prohibitive, to continue to operate our manufacturing facilities in the People’s Republic of China.

Products we manufacture may contain manufacturing defects, which could result in reduced demand for our products and liability claims against us.

We manufacture highly complex products to our customers’ specifications. These products may contain manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or materials failure or error, may result in delayed shipments, increased warranty costs, customer dissatisfaction, or a reduction in or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers’ businesses, errors, defects or other performance problems could result in financial or other damages to our customers beyond the cost of the printed circuit board, for which we may be liable in some cases. Although we generally attempt to sell our products on terms designed to limit our exposure to warranty, product liability and related claims, in certain cases, the terms of our agreements allocate to Merix substantial exposure for product defects. In addition, even if we can contractually limit our exposure, existing or future laws or unfavorable judicial decisions could negate these limitations of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend. Although we maintain a warranty reserve, this reserve may not be sufficient to cover our warranty or other expenses that could arise as a result of defects in our products.

Merix may incur material losses and costs as a result of product liability and warranty claims that may be brought against us.

We face an inherent business risk of exposure to warranty and product liability claims in the event that our products, particularly those supplied by Merix Asia to the automotive industry, fail to perform as expected or such failure results, or is alleged to result, in bodily injury and/or property damage. In addition, if any of our products are or are alleged to be defective; we may be required to participate in a recall of such products. As suppliers become more integral to the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contributions when faced with product liability claims or recalls. In addition, vehicle manufacturers, who have traditionally borne the cost associated with warranty programs offered on their vehicles, are increasingly requiring suppliers to guarantee or warrant their products and may seek to hold us responsible for some or all of the costs related to the repair and replacement of parts supplied by us to the vehicle manufacturer. A successful warranty or product liability claim against us in excess of our available insurance coverage or established warranty and legal reserves or a requirement that we participate in a product recall may have a material adverse effect on our business.

If we are unable to respond to rapid technological change and process development, we may not be able to compete effectively.

The market for our products is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. In addition, the printed circuit board industry could encounter competition from new or revised manufacturing and production technologies that render existing manufacturing and production technology less competitive or obsolete. We may not be able to respond effectively to the technological requirements of the changing market. If we need new technologies and equipment to remain competitive, the development, acquisition and implementation of those technologies and equipment may require us to make significant capital investments. We may not be able to raise the necessary additional funds at all or as rapidly as necessary to respond to technological changes as quickly as our competitors.

As we commence our work to implement a new enterprise resource planning system, unexpected problems and delays could occur and could cause disruption to the management of our business and significantly increase costs.

In the fourth quarter of the fiscal year 2006, as part of a multi-phase process, the Company decided to implement a new enterprise resource planning, or ERP, for our world wide operations. As of the end of fiscal 2006, the Company selected an ERP Vendor and began the initial design and implementation during the first quarter of fiscal 2007. We expect the new ERP system will become integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. Our work to plan, develop and implement this new ERP system will continue into the fiscal year 2008 as an active project. These systems are new to us and we have not had extensive experience with them. The new ERP system could eventually become more costly, difficult and time-consuming to purchase and implement than we currently anticipate. Implementation of the new ERP system may require us to change certain internal business practices. We may encounter unexpected difficulties, delays, costs or other challenges, any of which may disrupt our business. Corrections and improvements may be required as we continue the implementation of our new system, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. Any delay in the implementation of, or disruption in the transition to our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records and to report financial and management information on a timely and accurate basis. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and impact our ability to manage our business and our results of operations.

If we lose key management, operations, engineering and sales and marketing personnel, we could experience reduced sales, delayed product development and diversion of management resources.

Our success depends largely on the continued contributions of our key management, operations, engineering and sales and marketing personnel, many of whom would be difficult to replace. We generally do not have employment or non-compete agreements with our key personnel. If one or more members of our senior management or key professionals were to resign, the loss of personnel could result in loss of sales, delays in new product development and diversion of management resources, which would have a negative effect on our business. We do not maintain “key man” insurance policies on any of our personnel.

Successful execution of our day-to-day business operations, including our manufacturing process, depends on the collective experience of our employees and we have experienced periods of high employee turnover. If high employee turnover persists, our business may suffer and we may not be able to compete effectively.

We rely on the collective experience of our employees, particularly in the manufacturing process, to ensure we continuously evaluate and adopt new technologies and remain competitive. Although we are not generally dependent on any one employee or a small number of employees involved in our manufacturing process, we have experienced periods of high employee turnover generally and continue to experience significantly high employee turnover at our Asian facilities. If we are not able to replace these people with new employees with comparable experience, our operations could suffer as we may be unable to keep up with innovations in the industry or the demands of our customers. As a result, we may not be able to continue to compete effectively.

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

In total, five entities represented approximately 39% of the consolidated net trade accounts receivable balance at May 27, 2006, individually ranging from 5% to 15%. Comparatively, five entities represented approximately 67% of the consolidated net trade accounts receivable balance at May 28, 2005, individually ranging from 5% to 39%. Our OEM customers direct our sales to a relatively limited number of electronic manufacturing service providers. Our contractual relationship is typically with the electronic manufacturing service providers, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to electronic manufacturing service providers, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our financial condition results of operations would be harmed.

Our failure to comply with environmental laws could adversely affect our business.

Our operations are regulated under a number of federal, state and municipal environmental and safety laws and regulations including laws in Hong Kong and the People’s Republic of China that govern, among other things, the discharge of hazardous and other materials into the air and water, as well as the handling, storage, labeling, and disposal of such materials. We have evaluated our environmental and safety practices to determine where deficiencies exist and are working to improve our compliance with these laws. For example, we are working cooperatively with the appropriate agencies in the People’s Republic of China to improve our compliance with laws related to wastewater discharges at the Huiyang and Huizhou facilities. When violations of environmental laws occur, we can be held liable for damages, penalties and costs of investigation and remedial actions. Violations of environmental laws and regulations may occur in the future as a result of our failure to have necessary permits, human error, equipment failure or other causes. Moreover, in connection with our acquisitions in San Jose, California and in Asia, we may be liable for any violations of environmental and safety laws at those facilities by prior owners. If we violate environmental laws, we may be held liable for damages and the costs of investigations and remedial actions and may be subject to fines and penalties, and revocation of permits necessary to conduct our business. Any permit revocations could require us to cease or limit production at one or more of our facilities, and harm our business, results of operations and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend. Our failure to comply with applicable environmental laws and regulations could limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations. In the future, environmental laws may become more stringent, imposing greater compliance costs and increasing risks and penalties associated with violations. We operate in environmentally sensitive locations and we are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, permitting requirements and material storage, handling or disposal might require a high level of unplanned capital investment, operating expenses or, depending on the severity of the impact of the foregoing factors, costly plant relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may harm our business, results of operations and financial condition.

We are potentially liable for contamination at our current and former facilities as well as at sites where we have arranged for the disposal of hazardous wastes, if such sites become contaminated. These liabilities could include investigation and remediation activities. It is possible that remediation of these sites could adversely affect our business and operating results in the future.

Because we have significant foreign sales and presence, we are subject to political, economic and other risks we do not face in the domestic market.

With the acquisition of our Asian operations, we expect sales in, and product shipments to, non-U.S. markets to represent an increasingly significant portion of our total sales in future periods. Our exposure to the business risks presented by foreign economies includes:

•	logistical, communications and other operational difficulties in managing a global enterprise;

•	potentially adverse tax consequences;

•	restrictions on the transfer of funds into or out of a country;

•	longer sales and collection cycles;

•	potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

•	protectionist and trade laws and business practices that favor local companies;

•	restrictive governmental actions;

•	burdens and costs of compliance with a variety of foreign laws;

•	political and economic instability, including terrorist activities;

•	natural disaster or outbreaks of infectious diseases affecting the regions in which we operate or sell products; and

•	difficulties in collecting accounts receivable.

We are subject to risks associated with currency fluctuations, which could have a material adverse effect on our results of operations and financial condition.

A significant portion of our costs are denominated in foreign currencies, including the Hong Kong Dollar and the Chinese Renminbi (RNB). Substantially all of our consolidated net sales are denominated in U.S. Dollars. As a result, changes in the exchange rates of these foreign currencies to the U.S. Dollar will affect our cost of sales and operating margins and could result in exchange losses. The exchange rate of the Chinese Renminbi to the U.S. Dollar is fixed by the Chinese government. While there has been some pressure by the U.S. government to allow the value of the Renminbi to fluctuate, it is uncertain to what extent, if any, this will occur. To the extent that the value of the Renminbi relative to the U.S. Dollar increases, the costs of our Chinese operations are likely to increase. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. We may enter into exchange rate hedging programs from time to time in an effort to mitigate the impact of exchange rate fluctuations. However, hedging transactions may not be effective and may result in foreign exchange hedging losses.

Pending or future litigation could have a material adverse impact on our operating results and financial condition.

We are currently subject to legal proceedings and claims, including a securities class action lawsuit and a shareholder derivative lawsuit. In each complaint, the plaintiffs seek unspecified damages. These lawsuits are described in Item 3. Legal Proceedings above. More lawsuits could be filed against us.

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

We did not have a Chief Financial Officer from January 13, 2006 through the filing date of this report.

We did not have a Chief Financial Officer from January 13, 2006, the date on which our former Chief Financial Officer retired, through the filing date of this report. After we file this report, the appointment of our new Chief Financial Officer will be effective. Although our Chief Executive Officer acted as our principal accounting and financial officer, we did not have an officer dedicated to the tasks generally performed by a Chief Financial Officer, such as overseeing the financial management of the Company; directing our financial goals, objectives and budgets; directing and overseeing the preparation of our consolidated financial statements; overseeing investment of funds and managing associated risks; supervising our cash management activities; and overseeing our disclosure controls and procedures and our internal control over financial reporting. In addition, we integrated a significant foreign acquisition without a senior financial officer. Moreover, the added responsibilities may have diverted our Chief Executive Officer’s focus from his other responsibilities during that period of time.

RISKS RELATED TO OUR CORPORATE STRUCTURE AND STOCK

Our stock price has fluctuated significantly, and we expect the trading price of our common stock to remain highly volatile.

The closing trading price of our common stock has fluctuated significantly and declined from an all-time high of $73.50 per share on August 25, 2000 to a low of $2.56 per share on October 8, 1998.

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

A large number of our outstanding shares and shares to be issued upon exercise of our outstanding options may be sold into the market in the future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

We may, in the future, sell additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to raise capital. We may also issue additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to finance future acquisitions. Further, a substantial number of shares of our common stock are reserved for issuance pursuant to stock options. As of May 27, 2006, we had 3,502,839 outstanding options, each to purchase one share of our common stock, issued to key employees, officers and directors under our equity incentive plans. The options have exercise prices ranging from $2.04 per share to $67.06 per share. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options was exercised and the stock issued was immediately sold into the public market. Further, the exercise of these options could have a dilutive impact on other shareholders by decreasing their ownership percentage of our outstanding common stock. If we attempt to raise additional capital through the issuance of equity or convertible debt securities, the terms upon which we will be able to obtain additional equity capital, if at all, may be negatively affected since the holders of outstanding options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such options.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We have approximately 450,500 square feet of manufacturing, warehouse and administration facility space in Oregon and California, and approximately 869,000 square feet of manufacturing and administration space in Hong Kong and in the People’s Republic of China, with our major facilities as follows:

Location	Segment by which the Facility is Utilized	Type of Facility	Approx. Size (Sq. Ft.)	Owned/Leased
Forest Grove, Oregon	Merix – Oregon	Global headquarters: Manufacturing and warehouse Administration	248,000 62,500	Owned
Wood Village, Oregon	Merix – Oregon	Manufacturing	90,000	Leased
San Jose, California	Merix – San Jose	Manufacturing and warehouse Administration	40,000	Leased
Hong Kong	Merix – Asia	Manufacturing, warehouse and administration	384,000	Owned	*
Huiyang, China	Merix – Asia	Manufacturing, warehouse and administration	250,000	Owned	**
Huizhou, China	Merix – Asia	Manufacturing, warehouse and administration	135,000	Leased

*	We own the facility, however, we lease the land from Science Park.
**	We own the facility, however, we lease the land from the People’s Republic of China.

Merix Asia also has two smaller facilities that produce single-sided products, one of which is owned by a majority-owned subsidiary and one of which is leased. The total square footage of these facilities is 100,000 square feet.

In May 2006, we made a decision to sell certain of our long-lived assets. We are attempting to sell (1) a building located near our Forest Grove, Oregon campus bundled with a parcel of land on which the building is located, and (2) two additional parcels of land adjacent to the facility in Forest Grove, Oregon. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we have recorded such long-lived assets as current assets held for sale.

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

Our four printed circuit board manufacturing plants in the People’s Republic of China are each owned by a separate Chinese company. While we are the majority interest holder in all of these companies, there are minority interest holders in each of them. The aggregate minority interest in these companies ranges from five percent to fifteen percent. These minority holders are local investors with close ties to local economic development and other government agencies. In some cases, the investors lease to the Chinese operating companies the land on which the plants are located. In connection with the negotiation of their investments upon the acquisition of Merix Asia during September 2005, the local investors secured certain rights to be consulted and consent to certain operating and investment matters concerning the plants and to board representation.

ITEM 3.    LEGAL PROCEEDINGS.

Four proposed class action complaints were filed against us and certain of our executive officers and directors in the first quarter of fiscal 2005 by plaintiffs who purchased securities in our January 2004 public offering. The complaints were consolidated in the second quarter of fiscal 2005 in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. On March 3, 2005, we filed a motion to dismiss the amended and consolidated complaint for failure to identify with sufficient specificity the statements that plaintiffs allege to have been false and why the statements were either false when made or material. On September 15, 2005, the court granted that motion without prejudice and gave plaintiffs leave to amend their complaint. On November 18, 2005, the lead plaintiff filed an amended complaint. The complaint, as amended, alleges that the defendants violated the federal securities laws by making certain alleged inaccurate and misleading statements in the prospectus used in connection with our January 2004 public offering. The initial purchaser was one of the underwriters of our January 2004 public offering and is one of the defendants in this case. We have moved to dismiss the amended complaint and we intend to continue to vigorously defend the action and the officer and director defendants.

In the first quarter of fiscal 2005, two derivative lawsuits were filed by plaintiffs who purchased securities in our January 2004 public offering against certain of our directors and officers based on the same allegations made in the class action lawsuit. Merix is named as a nominal defendant in these derivative lawsuits, which have now been consolidated under the common caption In re Merix Corporation Derivative Litigation, Lead Case No. 0407-06807, in the Circuit Court for the State of Oregon, Multnomah County. On August 31, 2005, the federal court hearing the class action lawsuit described above granted a motion to stay discovery in this state-court derivative action. On September 13, 2005, the state court stayed all proceedings in the derivative lawsuit pending further developments in the federal class action lawsuit, including all proceedings on a motion that defendants filed on July 7, 2005 to dismiss the consolidated shareholder derivative complaint.

In each complaint, the plaintiffs seek unspecified damages from the defendants. A potential loss or range of loss that could arise from these complaints is not estimable or probable at this time. We have recorded charges for estimated probable costs associated with defending these claims, as it is our policy to accrue legal fees when it is probable that we will have to defend the company against known claims or allegations and it can reasonably estimate the amount of anticipated expense.

We are from time to time made subject to employment-related claims and other commercial claims in the ordinary course of our business. We have recorded charges for the estimated probable costs associated with defending these claims. We believe that our legal accruals are adequate and that the outcomes should not have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our stockholders during the fourth quarter of fiscal 2006.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers:

Executive Officers	Age	Position
Mark R. Hollinger	48	Chairman, Chief Executive Officer and President
Daniel T. Olson	51	Senior Vice President and Chief Executive Officer of Asian Operations
R. Steven Robinson	50	Senior Vice President of North American Operations
Stephen M. Going	43	Vice President, General Counsel and Secretary
Thomas R. Ingham	51	Vice President of Sales and Marketing

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

Daniel T. Olson has served as Senior Vice President and Chief Executive Officer of Asian Operations since August 2005. Mr. Olson served as Vice President, Sales and Marketing from October 1999 until July 2003 when he was promoted to Senior Vice President, Sales and Marketing. From 1992 to April 1999, Mr. Olson held various positions, including Director of Strategic Business for the Electronics Business Group of MacDermid, Inc. From 1982 to 1991, Mr. Olson served in a number of sales roles, including National Sales Manager for Olin Corporation.

R. Steven Robinson has served as Senior Vice President of North American Operations since May 2005 and previously as President of Merix San Jose since December 2004 upon its acquisition by Merix. Prior to the acquisition, Mr. Robinson had served as President of Data Circuits since June 2000. From 1996 until June 2000, Mr. Robinson served as Manufacturing Manager of Data Circuits. Data Circuits became a wholly owned subsidiary of Merix upon the closing of Merix’ acquisition of Data Circuits in December 2004.

Stephen M. Going has served as Vice President, General Counsel and Secretary of Merix since September 2005. From March 2002 to June 2004, Mr. Going served as Vice President and General Counsel of Merant plc. Prior to joining Merant, Mr. Going was a Partner in the Portland, Oregon office of Perkins Coie LLP, serving emerging growth companies.

Thomas R. Ingham has served as Vice President of Sales and Marketing of Merix since August 2005. Mr. Ingham joined Merix in February 2005 as Director of Quick-Turn Sales. He has over 25 years of experience in the industry and prior to joining Merix, he worked for Dynamic Details, Inc. for more than eight years. On August 20, 2003, Dynamic Details, Inc. filed for Chapter 11 bankruptcy protection. At such time, Mr. Ingham was an executive officer of Dynamic Details, Inc.

NEW EXECUTIVE OFFICER

Kelly E. Lang has served as Vice President of Finance since July 31, 2006 and will serve as Chief Financial Officer subsequent to the filing of the Merix Corporation 2006 Form 10-K. Prior to joining Merix, Mr. Lang spent 7 years at Schnitzer Steel Industries holding such positions as Vice President for Capital Investment and Business Integration and Vice President and Corporate Controller. From 1990-1999 Mr. Lang served in a number of senior finance roles in high technology and wood products companies. Mr. Lang began his career with Price Waterhouse from 1986 to 1990.

FORMER EXECUTIVE OFFICER

Janie S. Brown served as Senior Vice President since January 2001, Chief Financial Officer since August 1998 and Treasurer since September 1997 until she retired in January 2006. Ms. Brown served as Secretary from September 1999 to October 2005, as Vice President from April 1996 to January 2001 and as Corporate Controller from June 1995 until August 1998. From September 1982 until joining Merix in 1995, Ms. Brown held various positions, including audit partner, with Deloitte & Touche LLP.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Global Market under the symbol “MERX.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market.

	High	Low
Fiscal year 2006:
Quarter 4	$14.25	$9.25
Quarter 3	9.43	6.33
Quarter 2	6.48	5.07
Quarter 1	7.46	5.56

Fiscal year 2005:
Quarter 4	$11.80	$6.31
Quarter 3	12.85	8.80
Quarter 2	11.12	9.47
Quarter 1	12.00	8.65

Fiscal year 2004:
Quarter 4	$25.15	$9.30
Quarter 3	28.54	16.35
Quarter 2	21.35	12.01
Quarter 1	12.48	5.46

On August 22, 2006, the last reported sale price of our common stock on the Nasdaq Global Market was $11.99 per share. As of August 18, 2006, there were approximately 153 shareholders of record. As of August 18, 2006, there were approximately 5,533 beneficial shareholders of our common stock.

Dividends Policy

We have never declared or paid any cash dividends on our common stock. Our Domestic Term Loan agreement contains covenants that limit our ability to pay dividends, and accordingly, we currently intend to retain any earnings for use in our business. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On May 16, 2006, we completed the sale of $60 million 4% Convertible Senior Subordinated Notes due 2013 and on May 24, 2006, the initial purchaser of these notes exercised its option to purchase an additional $10 million principal amount, bringing the total gross proceeds to $70 million (collectively referred to as the “Notes due 2013”). The principal underwriters were Thomas Weisel Partners LLC. We used the net proceeds from the sale of the Notes due 2013 to prepay our Asian Revolving Loans in the amount of $5 million, Asian Term Loans in the amount of $25 million, to reduce approximately $10.4 million of the outstanding borrowings under our Domestic Revolving Loans and to redeem our $25 million 6.5% Convertible Debenture due May 2007. The Asian Revolving Loans and the Asian Term Loans were permitted to be prepaid without penalty. We paid $563 thousand to the note holders of the $25 million 6.5% Convertible Notes as an inducement to the note holders to accept the early redemption of this debenture. Upon payment of the outstanding obligations under our Asian Revolving Loans, Asian Term Loans, and $25 million 6.5% Convertible Debenture due May 2007, the underlying agreements were terminated. See Note 10 to the consolidated financial statements.

The Notes due 2013 mature on May 15, 2013 and bear interest at a rate of 4% per year. Interest is payable in arrears on May 15 and November 15 of each year, beginning on November 15, 2006. The Notes due 2013 are convertible at the option of the holder into shares of our common stock at any time prior to maturity, unless the Notes due 2013 are earlier redeemed or repurchased. The Notes due 2013 are convertible at an initial conversion rate of 65.8328 shares per $1,000 principle amount, subject to certain adjustments. This is the equivalent to a conversion price of $15.19 per share. The Notes due 2013 are general unsecured obligations and are subordinate in right of payment to all of our existing and future senior debt, equal with any future unsecured debt that is not senior debt. We expect to save up to $2.0 million in annual interest expense as a result of this refinancing transaction and we will also benefit from a simplified capital structure, elimination of debt covenants and extension of debt maturity to seven years.

The offer and sale of the Notes due 2013 were made in reliance on Rule 144A under the Securities Act of 1933, as amended. The underwriter represented that it was a qualified institutional buyer.

ITEM 6.    SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 – Consolidated Financial Statements and Supplementary Data”.

	For the 52-or 53-Week Fiscal Year Ended:
	May 27, 2006(1)	May 28, 2005(2)	May 29, 2004		May 31, 2003		May 25, 2002
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$308,982	$186,994	$156,400		$94,573		$86,500
Gross profit (loss)	$54,118	$23,789	$19,975		$(2,399)		$(580)
Net income (loss)	$1,432	$(2,610)	$28		$(30,083	)(3)	$(9,580)
Basic net income (loss) per share	$0.07	$(0.14)	$—		$(2.07	)(3)	$(0.68)
Diluted net income (loss) per share	$0.07	$(0.14)	$—		$(2.07	)(3)	$(0.68)
Weighted average common shares outstanding	19,519	19,224	16,194		14,519		14,081
Weighted average diluted shares outstanding	19,715	19,224	16,830		14,519		14,081

	As of:
	May 27, 2006(1)	May 28, 2005(2)	May 29, 2004		May 31, 2003		May 25, 2002
	(In thousands)
Balance Sheet Data:
Cash	$12,616	$9,130	$7,355		$4,001		$12,636
Short-term investments	$18,525	$68,555	$117,175		$39,964		$9,294
Accounts receivable, net	$75,379	$37,338	$30,051		$13,253		$10,808
Working capital	$59,544	$99,461 (4)	$138,847	(4)	$51,856	(4), (3)	$59,645
Total assets	$378,930	$253,941	$250,181		$141,560	(3)	$161,202
Long-term debt	$98,732	$27,000	$25,000		$25,000		$16,000
Shareholders’ equity	$202,125	$198,011	$198,415		$104,442	(3)	$132,799

(1)	Amounts reflect the $120.3 million acquisition of Merix Asia. Consolidated statement of operations data reflects consolidation of Merix Asia results effective September 29, 2005. See Note 2 to the consolidated financial statements included in this report.
(2)	Amounts reflect the $44.0 million acquisition of Merix San Jose. Consolidated statement of operations data reflects consolidation of Merix San Jose results effective December 10, 2004. See Note 2 to the consolidated financial statements included in this report.

(3)	Amounts reflect a $16.6 million charge to establish a valuation allowance on deferred tax assets recorded during the fourth quarter of the fiscal year ended May 31, 2003. See Note 15 to the consolidated financial statements included in this report.
(4)	Amounts reflect a $270 thousand reclassification of deferred financing costs from current to long-term.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a leading global manufacturer of technologically advanced printed circuit boards for use in electronic equipment. Our principal products are complex multi-layer rigid printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems.

During the past year, we expanded our global presence by acquiring Eastern Pacific Circuits Holdings Limited and certain of its subsidiaries (“Merix Asia”), a Hong Kong based supplier of printed circuit boards. As part of the acquisition, we acquired five printed circuit board manufacturing facilities in Asia, including four plants in The People’s Republic of China and one plant in Hong Kong. Our global presence allows us to provide complete, end-to-end solutions of complex, multi-layer PCBs — from quick-turn services prototype, pre-production to volume production.

Merix’ global manufacturing strategy creates unique cross selling opportunities. Merix San Jose offers ultra-quick turns across a spectrum of technological capability, which generates new volume opportunities in Asia and Oregon. Merix Oregon focuses on the highest technology and delivers quick-turn services and lower-volume pre-production runs and advanced technology volume business. Merix Asia provides moderate to advanced technology, and lower-cost manufacturing solutions for volume customers. Our goal is to migrate production between our facilities to match our capabilities. This strengthens our position with customers as a single, seamless PCB provider, increases the ease of doing business with Merix, and allows us to maximize capacity in all of our locations.

Our acquisitions (Merix Asia in September 2005 and Merix San Jose in December 2004) have significantly expanded our sales representative network and diversified our customer base. We have added over 750 new customers and expanded services into new vertical market segments.

If our acquisitions of Merix Asia and Merix San Jose had occurred on June 1, 2003, our pro forma consolidated net sales and net loss for the fiscal years 2006, 2005 and 2004 would have been as follows:

	(unaudited, in thousands, except per share data)
	For the Year Ended:
	May 27, 2006	May 28, 2005	May 29, 2004
Net sales	$366,209	$337,161	$314,352
Net loss	$(1,458)	$(13,152)	$(4,852)

Net loss per share:
Basic	$(0.07)	$(0.68)	$(0.30)
Diluted	$(0.07)	$(0.68)	$(0.30)

Please read Note 2 to the consolidated financial statements for more detailed information. Pro forma financial information is presented for illustrative purposes only and, as a result of the assumptions, estimates and uncertainties, the pro forma financial information does not purport to describe the actual financial results that would have been achieved had the acquisition in fact occurred at the beginning of the periods for which pro forma financial information is given.

RECENT ACCOUNTING PRONOUNCEMENTS

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was enacted in the United States. In December 2004, the FASB issued FASB Staff Position SFAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 provides that the tax deduction for income with respect to qualified domestic production activities will be treated as a special deduction as described in SFAS No. 109. As a result, this deduction has no effect on the Company’s deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction, if any, which was effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company’s income tax returns.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in its first quarter of the fiscal year 2007. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The effective date for the Company is fiscal 2007, beginning May 28, 2006. On March 29, 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. SAB 107 covers key topics related to the implementation of SFAS 123R, which include the valuation models, expected volatility, expected option term, income tax effects of SFAS 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. We are currently evaluating the requirements of SFAS 123R and SAB 107. We estimate that the adoption of these pronouncements will result in approximately $500 thousand of stock option expense being recorded under SFAS No. 123(R) during the first quarter of the fiscal year 2007.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ consolidated financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flow.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with FASB No. 109, “Accounting for Income Taxes” (“SFAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company will adopt FIN 48 during the first quarter of the fiscal year 2008 and will continue to evaluate the impact of FIN 48 on its consolidated results of operations and financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; (iii) and the reported amounts of sales and expenses during the reporting period. On an on-going basis, we evaluate and update our estimates and judgments, including those related to the collectibility of accounts receivable, realizability of inventories, estimated costs of warranty obligations, impairment of long-lived assets, estimated obligation associated with the retirement of assets, estimated legal expenses, valuation of goodwill, valuation of identifiable intangible assets and valuation of deferred income tax assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions. We believe the following critical accounting policies, among other policies, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue upon the shipment of our products to the customer provided that we have received a purchase order, the price is fixed, title has transferred to the customer, collection of the resulting receivable is reasonably assured, product returns are reasonably estimable, there are no further customer acceptance requirements and there are no remaining significant obligations. Provisions for estimated sales returns and adjustments are made at the point of revenue recognition based on historical experience. Sales adjustments are charged against consolidated net sales, disputed freight charges are charged against cost of sales, and other customer accommodations are typically charged against operating expenses. Other customer accommodations represent additional costs incurred beyond the sale of the product to uphold the quality of the products sold and to maintain customer satisfaction.

Consignment sales are recognized at the time that all criteria of revenue recognition described above have been satisfied by the consignee.

Accounts Receivable

We make ongoing estimates relating to the collectibility of the accounts receivable balance and we maintain a reserve for estimated losses resulting from the inability of the customers to make required payments. In determining the amount of the reserve, we consider our historical bad debt experience, ongoing credit evaluations of customers and changes in our customers’ businesses. Considerable management judgment and assumptions are necessary to identify uncollectible receivables, and accordingly, actual results could vary significantly from such estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required.

Segment Reporting

We have three reportable business segments defined by geographic locations in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”): (1) Merix Oregon, (2) Merix San Jose and (3) Merix Asia. Our operating segments are evidence of the internal structure of our organization. Each segment operates predominately in the same industry with production facilities that produce similar, customized products for our customers. Our production facilities, sales management and chief decision-makers for all processes are managed by the same executive team.

Foreign Currency Translation and Foreign Currency Transactions

We translate the consolidated financial statements of our foreign subsidiaries in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS 52”), which requires that assets, liabilities and operations of a foreign entity be measured using the functional currency of that entity. The functional currency of our foreign subsidiaries is the U.S. Dollar, with the exception of the foreign sales offices, which use their respective local currencies as the functional currency, and certain subsidiaries in the People’s Republic of China, which use the Hong Kong Dollar as the functional currency.

Our reporting currency is the U.S. Dollar. For those foreign subsidiaries whose books of record are not maintained in their respective functional currency, remeasurement into the functional currency is required before translation into the reporting currency. Assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the balance sheet date and revenues and expenses are translated into the U.S. Dollar at weighted average exchange rates during the period. Foreign currency translation adjustments resulting from the translation of foreign functional currency financial statements into U.S. Dollars are included as a component of accumulated other comprehensive income within shareholders’ equity.

Transactions involving a currency other than the functional currency generate a gain or loss from the fluctuation of the currency relative to the functional currency and are recorded in the statement of operations during the respective period in which they occur. We currently do not utilize any derivative instruments to mitigate these foreign transaction gains and losses. Net foreign currency transaction losses were $720 thousand during the fiscal year ended May 27, 2006. Net foreign currency transaction gains and losses were insignificant for the fiscal years ended May 28, 2005 and May 29, 2004.

Cash and Cash Equivalents

Our cash and cash equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less at the date of purchase. The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents approximate fair value due to the short maturities.

Short-Term Investments

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), investments in auction rate securities are classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, as determined by quoted market prices, with unrealized holding gains and losses, net of tax, classified as a separate component of shareholders’ equity. Upon sale of the investments, any previously unrealized holding gains or losses are recognized in the statement of operations. The specific identification method is used to determine the cost of securities sold. We review short-term investments on a periodic basis to evaluate whether such securities have experienced an other-than-temporary decline in fair value. If an other-than-temporary decline in value exists, an impairment charge is recorded within the statement of operations as the difference between the carrying value of the impaired investments and the net realizable value of the impaired investments.

On February 26, 2005, we reclassified our investments in auction rate securities from cash and cash equivalents to short-term investments for the fiscal year 2005 and all prior periods. Corresponding adjustments to the consolidated statement of cash flows for the fiscal year 2004 were made to reflect the gross purchases and sales of these securities as investing activities, rather than as a component of cash and cash equivalents. The change in classification does not affect cash flows from operations or from financing activities for any period previously reported in the consolidated statements of cash flows, nor does it affect net income or loss for any period previously reported in the consolidated statements of operations.

	(in thousands)			(in thousands)
	As Reported			As Reclassified
	Cash and Cash Equivalents	Short-Term Investments	Total	Cash and Cash Equivalents	Short-Term Investments	Total
May 29, 2004	$124,530	$—	$124,530	$7,355	$117,175	$124,530
May 31, 2003	$42,451	$1,514	$43,965	$4,001	$39,964	$43,965

	(in thousands)			(in thousands)
	As Reported			As Reclassified
	Investments		Net cash used in investing activities	Investments		Net cash used in investing activities
	Purchases	Maturities		Purchases	Maturities
For the Year Ended:
May 29, 2004	$—	$1,514	$12,170	$168,575	$91,364	$90,895

Inventories

Inventories are valued at the lower of cost or market and include materials, labor and manufacturing overhead. Cost is determined by standard cost, which approximates the first-in, first-out (FIFO) basis.

Provisions for inventories are made to reduce excess inventories to their estimated net realizable values, as necessary. A change in customer demand for inventory is the primary indicator for reductions in inventory carrying values. We record inventory provisions based on historical experiences with customers, the ability to utilize inventory in other programs, the ability to redistribute inventory back to the suppliers, and current and forecasted demand for the inventory.

We sell inventory on a consignment basis in the United States and in Asia. Consignment inventory is recorded as inventory until the product is pulled from the consignment inventories held by our consignment customers and all rights and rewards of ownership of the consignment inventory have transferred.

Property, Plant and Equipment, net

With the exception of property, plant and equipment acquired through a business acquisition, property, plant and equipment are carried at cost less accumulated depreciation. Property, plant and equipment acquired through a business acquisition are accounted for as a purchase initially recorded at fair value based upon the allocated purchase prices at the date of acquisition. Costs of improvements, including related interest and qualifying internal costs, are capitalized. Costs of improvements include major improvements to existing property, plant and equipment and major improvements in management information systems. Maintenance and repair costs are charged to expense as incurred, while improvements that extend the useful life of the assets are capitalized. As property and equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the asset accounts and any gain or loss thereon is recorded. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the depreciable assets, which approximate up to 40 years for buildings, and 3 to 10 years for machinery and equipment.

For Merix Oregon and Merix San Jose, leasehold improvements are amortized over the lesser of the assets economic life or the contractual term of the lease. Optional renewal periods are included in the contractual term of the lease if renewal is reasonably assured at the time the asset is placed in service.

For Merix Asia, leasehold improvements are amortized over the economic useful life of ten years. The contractual terms of some of Merix Asia’s leases are two years with no stated options to renew the leases. However, as it is reasonably assured that the leases will be renewed and we have intentions to operate the leased manufacturing facilities indefinitely, the tenant improvements within the leased facilities are amortized over a period longer than our current underlying contractual lease obligations.

Asset Retirement Obligations

In accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”), we recognize the fair value of an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement obligation is capitalized as part of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The liability is accreted at the end of each period through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss upon settlement.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), our long-lived assets to be held and used in the business are reviewed for impairment when circumstances indicate that the carrying amount may not be recoverable. We consider a trend of unsatisfactory operating results that are not in line with management’s expectations to be its primary indicator of potential impairment. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that the fair values are reduced for disposal costs. Considerable management judgment and assumptions are necessary to identify indicators of impairment and to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

During 2006, we evaluated long-lived assets for impairment and determined that certain long-lived assets were impaired. As a result, we recorded a $477 thousand non-cash charge to operating expense relating to the impairment of long-lived assets. The $477 thousand impairment charge included (1) a $146 thousand non-cash charge relating to the impairment of long-lived assets held for sale (See Note 6 to the consolidated financial statements) and (2) a $331 thousand impairment charge relating to manufacturing equipment that was considered impaired. The $146 thousand non-cash impairment charge was determined based upon a third party firm commitment to purchase the underlying facility at a price lower than our cost basis. The $331 thousand non-cash impairment charge is representative of the impairment of an asset that is no longer being utilized by us. There were no impairment charges recorded during the fiscal year 2005.

In May 2006, we made a decision to sell certain long-lived assets of the Company. In accordance with SFAS 144, we recorded such long-lived assets as current assets held for sale. We are currently attempting to sell (1) a building located near our Forest Grove, Oregon campus bundled with a parcel of land on which the building is located, and (2) two additional parcels of land adjacent to the facility in Forest Grove, Oregon. In August 2005, we recorded an impairment charge of $146 thousand on the building in Forest Grove, Oregon, as discussed above. In management’s opinion, the building and land for sale have net realizable values that approximate their carrying value at May 27, 2006.

Leasehold Land Use Rights, Net

Leasehold land use rights, net represents amounts paid to lease land in Hong Kong and the People’s Republic of China. Amounts are paid at the beginning of the lease term and are amortized on the straight-line method over the remaining period of the initial 50-year lease term.

Identifiable Intangible Assets and Goodwill

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite lives are not amortized, rather they are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment exists. As required by SFAS 142, in our impairment test of goodwill, we compare the fair value of the applicable reporting unit to its carrying value. If the carrying value of the reporting entity exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of the goodwill over its implied fair value. In the impairment tests for indefinite-lived intangible assets, we compare the estimated fair value of the indefinite-lived intangible assets to the carrying value. If the carrying value exceeds the estimate of fair value, we calculate impairment as the excess of the carrying value over the estimate of fair value.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate that the carrying value may be impaired in accordance with SFAS 144, as discussed above.

Warranty

We generally warrant our products for a period of up to twelve months from the point at which the rights and rewards of ownership of the product is transferred to the customer. However, our Merix Asia facility generally honors warranty claims for a period of up to three years from the point at which the product is sold. We record a liability for the estimated cost of the warranty upon transfer of ownership of our products to the customer. The warranty liability is calculated based on our historical experience of expenses resulting from the warranty program for the twelve preceding months for Merix Oregon and Merix San Jose and for the preceding three year period for Merix Asia.

Legal Contingencies Reserve

In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), all legal contingencies, which are judged to be both probable and estimable, are recorded as liabilities in the consolidated balance sheets based on our best estimates of the costs of resolving or disposing of the underlying claims. We regularly monitor our estimates in light of current developments and changes in circumstances and we adjust our legal reserves accordingly. If no particular amount is determined to constitute our best estimate of a particular legal contingency, we will disclose a range of estimates of the costs of resolving or disposing of the underlying claim and accrue for the low end of the range of costs, unless otherwise disclosed. Legal reserves are expensed in the period in which they occur. Considerable management judgment and assumptions are necessary to estimate legal contingency reserves. Accordingly, actual results could vary significantly from such estimates.

It is our policy to accrue legal fees when it is probable that we will have to defend ourself against known claims or allegations and we can reasonably estimate the amount of anticipated expense.

Engineering Expense

Expenditures for engineering of products and manufacturing processes are expensed as incurred.

Accumulated Other Comprehensive Income

In accordance with SFAS No. 130 “Reporting Comprehensive Income” (“SFAS 130”), we record foreign currency translation adjustments resulting from the translation of foreign functional currency financial statements into U.S. Dollars as a component of accumulated other comprehensive income within shareholders’ equity.

Income Taxes

We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the weighted average outstanding shares, assuming conversion of all dilutive stock options and awards.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and we comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). In accordance with APB No. 25, no compensation expense is recorded if stock options are granted with an exercise price equal to the market value of the underlying stock as of the date of grant. Income tax benefits, if any, related to stock option exercises are added to the recorded value of common stock. Adjustments for forfeitures are made as they occur.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which, after the Securities and Exchange Commission (“SEC”) amended the compliance dates on April 15, 2005, will be effective for our fiscal year beginning on May 28, 2006. The new standard will require us to record compensation expense for stock options using a fair value method. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We are currently evaluating SFAS 123R and SAB 107. We estimate that the adoption of these pronouncements will result in approximately $500 thousand of stock option expense being recorded during the first quarter of the fiscal year 2007.

On May 25, 2005, our Board of Directors accelerated vesting of outstanding “underwater” employee stock options with exercise prices greater than $8.00 per share. Approximately 1.3 million options, or approximately 39% of our total outstanding options as of May 25, 2005, with varying remaining vesting schedules, were subject to this acceleration and became immediately exercisable. As a result of this acceleration, we expect to reduce the amount of compensation expense recorded due to the effects of SFAS 123R. We currently estimate a reduction in stock-based compensation expense associated with this acceleration of approximately $329 thousand for the fiscal year 2007 and an additional $300 thousand in total for subsequent years. This acceleration only relates to specific underwater options, and accordingly, is not representative of the overall impact that SFAS 123R will have on the results of our operations, our cash flows or our liquidity upon implementation of SFAS 123R.

RESULTS OF OPERATIONS

Results of operations information in thousands of dollars and as a percentage of consolidated net sales are as follows:

	For the Year Ended: (amounts in thousands)			Percentage of Consolidated Net Sales
	May 27, 2006	May 28, 2005	May 29, 2004	May 27, 2006	May 28, 2005	May 29, 2004
Net sales	$308,982	$186,994	$156,400	100.0%	100.0%	100.0%
Cost of sales	254,864	163,205	136,425	82.5	87.3	87.2

Gross profit	54,118	23,789	19,975	17.5	12.7	12.8
Operating expenses:
Engineering	6,655	6,774	6,047	2.1	3.6	3.9
Selling, general and administrative	33,353	18,278	12,773	10.8	9.8	8.2
Amortization of identifiable intangibles	3,106	1,374	—	1.0	0.7	—
Severance and impairment charges	1,135	—	—	0.4	—	—

Total operating expenses	44,249	26,426	18,820	14.3	14.1	12.1

Operating income (loss)	9,869	(2,637)	1,155	3.2	(1.4)	0.7
Debt extinguishment charge	(1,820)	—	—	(0.6)	—	—
Interest income	1,834	2,013	728	0.6	1.1	0.5
Interest expense	(6,059)	(1,681)	(1,636)	(2.0)	(0.9)	(1.0)
Other expense, net	(1,560)	(297)	(219)	(0.5)	(0.2)	(0.2)

Income (loss) before taxes and minority interests	2,264	(2,602)	28	0.7	(1.4)	—
Income tax expense	460	8	—	0.1	—	—

Income (loss) before minority interests	1,804	(2,610)	28	0.6	(1.4)	—
Minority interests in net income of consolidated subsidiaries, net of tax	372	—	—	0.1	—	—

Net income (loss)	$1,432	$(2,610)	$28	0.5%	(1.4)%	—%

Note 1 – Refer to Note 18 to the consolidated financial statements for disaggregated financial information relating to our operating segments.

RESULTS OF OPERATIONS — COMPARISON OF FISCAL YEARS 2006 AND 2005

Net Sales

Consolidated net sales were $309.0 million during the fiscal year 2006, an increase of 65.2% over consolidated net sales of $187.0 million during the fiscal year 2005. The increase was due primarily to (1) the inclusion of Merix Asia sales of $83.5 million during the fiscal year 2006 and (2) incremental sales of approximately $19.0 million resulting from Merix San Jose being included in the results of operations for a full year during the fiscal year 2006 as compared to approximately six months during the fiscal year 2005. The remaining increase in sales is a result of increased demand for both volume and quick-turn services business at Merix Oregon. Unit shipments at Merix Oregon were 23% higher during the fiscal year 2006 as compared to the fiscal year 2005.

Unit shipments are defined as the number of panel layers included within a circuit board. The increase in unit shipments is due to the addition of new customers, increased business from existing customers as an overall market demand increase during the fiscal year 2006, and increased layer count resulting from higher technology. Average pricing at Merix Oregon decreased by approximately 9% during the fiscal year 2006 as compared to the fiscal year 2005. The decrease in average pricing during the fiscal year 2006 as compared to the fiscal year 2005 was due to decreased average pricing for full lead time, volume and quick-turn services orders.

Sales attributed to our five largest OEM customers, which vary from year to year, comprised 39%, 59%, and 68% of the Company’s consolidated net sales during the fiscal years 2006, 2005 and 2004, respectively. Net consolidated sales to one OEM customer individually represented 20% of consolidated net sales during the fiscal year 2006. Comparatively, net consolidated sales to two OEM customers individually represented 29% and 16% of consolidated net sales during the fiscal year 2005 and 35% and 15% of consolidated net sales during the fiscal year 2004. We expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future. The loss of or decrease in orders from one or more major customers could materially reduce our sales. See discussion surrounding our significant customers within Item 1. BUSINESS - Markets and Customers.

Sales attributed to OEMs include sales made through their electronic manufacturing service providers. The percentage of our consolidated net sales made through electronic manufacturing service providers was approximately 59% and 65% during the fiscal years 2006 and 2005, respectively, and we expect these sales to continue to represent a significant portion of our consolidated net sales. Although our contractual relationship is with the electronic manufacturing service provider, most of our shipments to electronic manufacturing service providers are directed by OEMs that negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several electronic manufacturing service providers and are awarded discretionary orders directly from some of them.

At the request of a number of significant customers, we have implemented consigned inventory programs. In these programs, we produce and ship products to the customer, but retain ownership until the customer elects to take delivery. Generally, the customer commits to accept delivery within a specified period of time, typically 8 to 13 weeks, but is not committed to take delivery at any particular time within that period. We record a sale only after the customer accepts delivery. These programs have reduced our ability to accurately forecast sales on a period to period basis and have also had a negative impact on our compressed lead time volume sales. Additionally, the programs have increased our levels of finished goods inventory.

Gross Profit

Gross profit as a percentage of consolidated net sales was 17.5% and 12.7% for the fiscal years 2006 and 2005, respectively. The increase in gross profit is primarily due to increased sales volume due to stronger market demand during the fiscal year 2006, which resulted in increased utilization of production capacity. Higher utilization of capacity increases gross margin because it results in a lower cost per unit produced. The increase in gross profit was offset by purchase accounting adjustments of $3.9 million at Merix Asia, employee incentive compensation of $3.2 million and the effect of the 9% decrease in average pricing at Merix Oregon.

Engineering

Engineering expenses were $6.7 million, or 2.2% of consolidated net sales, for the fiscal year ended May 27, 2006, as compared to $6.8 million, or 3.6% of consolidated net sales, for the fiscal year ended May 28, 2005. The slight decrease in engineering expense in absolute dollars is due to the following: (1) a reduction in headcount causing a decrease of approximately $803 thousand in related labor expenses, (2) a $958 thousand increase in engineering expenses as a result of acquiring Merix Asia in fiscal 2006, and (3) a $324 thousand increase in engineering expenses due to the acquisition of Merix San Jose in December 2005.

Selling, General and Administrative

Selling, general and administrative expenses were $33.4 million, or 10.8% of consolidated net sales, for the fiscal year ended May 27, 2006, as compared to $18.3 million, or 9.8% of consolidated net sales, during the fiscal year ended May 28, 2005. The increase in the amount of expense is largely attributed to the addition of $9.8 million of expenses from as a result of acquiring Merix Asia during the fiscal year 2006, as well as incremental expenses of approximately $3.0 million due to the inclusion of a full fiscal year of expense included in the results of Merix San Jose during the fiscal year 2006. In addition, labor expenses increased in Merix Oregon by approximately $1.8 million and sales commissions paid by Merix Oregon increased by $1.1 million during the fiscal year 2006 due to increased sales levels. The fiscal year 2006 also included restructuring charges of $1.1 million as a result of actions taken during the first fiscal quarter. These charges were offset by $768 thousand of expenses related to the abandonment of a business opportunity in Asia in fiscal 2005.

Amortization of Identifiable Intangibles

Amortization of identifiable intangibles was $3.1 million, or 1.0% of consolidated net sales, for the fiscal year ended May 27, 2006, as compared to $1.4 million, or 0.7% of consolidated net sales during the fiscal year ended May 28, 2005. The increase is due primarily to the inclusion of a full fiscal year of amortization relating to the Merix San Jose intangibles in fiscal 2006 compared to a half year during the fiscal year 2005, which resulted in increased amortization of $1.3 million. The increase is also due to $419 thousand in amortization included in Merix Asia’s results for fiscal 2006.

Severance and Impairment Charges

Severance and impairment charges were $1.1 million, or 0.4% of consolidated net sales, for the fiscal year ended May 27, 2006. During the first quarter of the fiscal year 2006, we executed cost reduction actions that included a reduction in approximately 130 employee positions across our manufacturing and support organizations, predominantly in Oregon. We recorded a charge of $658 thousand related to severance costs and $477 thousand related to the impairment of certain fixed assets.

Debt Extinguishment Charge

We recorded a debt extinguishment charge of $1.8 million, or 0.6% of consolidated net sales, during the fiscal year ended May 27, 2006 related to the early redemption of our $25 million 6.5% Convertible Debenture due May 2007 and the prepayment of our $25 million Asia Term Loan and the prepayment of our $5 million Asia Revolving Loan.

Interest Income

Interest income decreased to $1.8 million, or 0.6% of consolidated net sales, for the fiscal year ended May 27, 2006 from to $2.0 million, or 1.1% of consolidated net sales, for the fiscal year ended May 28, 2005 due to the reduction in available cash for investing used to fund the Merix Asia acquisition, largely offset by higher yields on invested balances due to higher interest rates.

Interest Expense

Interest expense increased significantly to $6.1 million, or 2.0% of consolidated net sales, for the fiscal year ended May 27, 2006 from to $1.7 million, or 0.9% of consolidated net sales, for the fiscal year ended May 28, 2005 due to additional debt entered into to finance the Merix Asia acquisition.

Other Expense, Net

Other expense, net increased to $1.6 million, or 0.5% of consolidated net sales, for the fiscal year ended May 27, 2006 from to $297 thousand, or 0.2% of consolidated net sales, for the fiscal year ended May 28, 2005 due primarily to net foreign currency transaction losses of $720 thousand incurred by Merix Asia.

Income Taxes

The provision for income taxes was $460 thousand during the fiscal year 2006 and $8 thousand during the fiscal year 2005. During the fiscal year 2006, our book income before income taxes of $2.3 million consisted of $9.0 million of pre-tax income in the United States and $6.7 million of foreign pre-tax loss. The income tax expense of $460 thousand during the fiscal year 2006 was primarily the result of our mix of profits (losses) earned in various tax jurisdictions with a broad range of income tax rates, largely offset by a release of a valuation allowance reserved against deferred tax assets. Deferred tax assets consist primarily of net operating loss carryforwards in several tax jurisdictions, credit carryovers and cumulative timing differences between book and tax income. A valuation allowance is recorded against deferred tax assets when evidence suggests that some portion, or all, of the deferred tax assets may not be realized. We have recorded a full valuation allowance against our net deferred tax assets based on our assessment of all evidence, including the existence of cumulative losses.

The provision for income taxes for 2006 is equivalent to a 20% effective tax rate and differs from tax computed at the federal statutory rate primarily due to the utilization of net operating loss carryforwards, Federal alternative minimum tax and minimum taxes in certain tax jurisdictions.

We will provide for United States income taxes on the earnings of foreign subsidiaries if foreign subsidiaries have positive taxable earnings and they are not considered indefinitely reinvested outside of the United States. We indefinitely reinvests the cumulative undistributed earnings of its foreign subsidiaries. At May 27, 2006, the cumulative earnings and profits of foreign subsidiaries was a taxable deficit. There were no dividends from foreign subsidiaries during 2006. Therefore, no US income tax on earnings of foreign subsidiaries was provided.

RESULTS OF OPERATIONS — COMPARISON OF FISCAL YEARS 2005 AND 2004

Net Sales

Consolidated net sales were $187.0 million in fiscal 2005, an increase of 20% over consolidated net sales of $156.4 million in fiscal 2004. The increase was due to an increase in unit shipments partially offset by a decrease in average pricing. Fiscal year 2005 included $13.3 million of revenue generated by Merix San Jose from the date of the Merix San Jose acquisition through May 28, 2005. Unit shipments were 25% higher during the fiscal year 2005 than the fiscal year 2004. The increase in unit shipments is due to the addition of new customers, increased business from existing customers and the acquisition of Merix San Jose. Average pricing decreased by approximately 4% during the fiscal 2005 as compared to the fiscal year 2004. The decrease in average pricing during the fiscal year 2005 as compared to the fiscal year 2004 was due to pricing pressures within the industry as well as a reduction in quick-turn services and premium revenues as a percent of consolidated net sales. Consolidated net sales of quick-turn services and premium revenues (products that typically command a higher average sales price than standard volume orders as a result of rapid prototype manufacturing or compressed lead-time volume orders), comprised approximately 34% of consolidated net sales during the fiscal year 2005 as compared to approximately 40% during the fiscal year 2004. While consolidated net sales of quick-turn services and premium revenues consisted principally of compressed lead-time volume orders in fiscal 2004, consolidated net sales of these services in fiscal 2005 consisted of a relatively higher mix of quick-turn services prototype orders. The increase in the level of quick-turn services prototype orders is primarily the result of our focus to grow this business and the acquisition of Merix San Jose.

Sales attributed to our five largest original equipment manufacturer (“OEM”) customers comprised 59% and 68% of consolidated net sales during the fiscal years 2005 and 2004, respectively. Two OEM customers individually represented 29% and 16% of consolidated net sales during the fiscal year ended May 28, 2005 and 35% and 15% of consolidated net sales during the fiscal year ended May 29, 2004. We expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future.

Sales attributed to OEMs include sales made through their electronic manufacturing service providers. The percentage of our consolidated net sales made through electronic manufacturing service providers was approximately 65% and 68% during the fiscal years 2005 and 2004, respectively, and we expect these sales to continue to represent a significant portion of our consolidated net sales.

Gross Margin

Gross margin as a percentage of consolidated net sales was 13% during both the fiscal year 2005 and the fiscal year 2004. During the fiscal year 2005, a decrease in gross margin from lower capacity utilization as a result of capacity expansion activities was primarily offset by a higher margin sales mix from sales by Merix San Jose. Cost of goods sold in fiscal 2005 reflects a full year of incremental direct and indirect cost of expanded capacity, due largely to the commencement of production at our Wood Village facility during the fourth quarter of the fiscal year 2004, and the additional fixed overhead resulting from the Merix San Jose acquisition. While capacity expansion is critical for future growth and has facilitated our increase in unit production, it has increased our cost structure and caused a decline in the overall utilization of our installed capacity during the fiscal year 2005 as compared to the fiscal year 2004. Lower capacity utilization reduces gross margin because it results in a higher cost per unit produced. In addition, we have experienced increases in supplier pricing on certain materials that we have not been able to pass through to customers. Merit increases were reinstated during the fourth quarter of the fiscal year 2004, which increased salary expense. The negative effects on gross margin from lower capacity utilization, increased materials pricing and merit increases were largely offset by higher margins in the sales mix provided by Merix San Jose.

Engineering

Engineering expenses were $6.8 million, or 4% of consolidated net sales, during the fiscal year 2005 as compared to $6.0 million, or 4% of consolidated net sales, during the fiscal year 2004. The increase in engineering expense in absolute dollars is primarily due to the capitalization of $336 thousand of qualified internal engineering costs related to our capacity expansion project during the fiscal year 2004 that did not occur during the fiscal year 2005, as well as the addition of $203 thousand of expenses from Merix San Jose.

Selling, General and Administrative

Selling, general and administrative expenses were $18.3 million, or 10% of consolidated net sales, and $12.8 million, or 8% of consolidated net sales, during the fiscal years 2005 and 2004, respectively. The increase in the amount of expense is largely attributed to the addition of $2.3 million of expenses from Merix San Jose, as well as $768 thouand of expenses related to the abandonment of a business opportunity in Asia. The fiscal year 2005 also included incremental legal fees of $375 thousand from the prior year related to the defense of securities litigation and increased expenses of $980 thousand for audit and consulting fees related to compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act. In addition, merit increases were reinstated during the fourth quarter of the fiscal year 2004 which increased salary expense.

Interest Income

Interest income increased to $2.0 million during the fiscal year 2005 from $728 thousand during the fiscal year 2004 due to higher yield on investment balances as a result of higher interest rates during the fiscal year 2005.

Interest Expense

Interest expense increased slightly to $1.7 million during the fiscal year 2005 from $1.6 million during the fiscal year 2004. Interest primarily consists of interest on the $25.0 million convertible debenture.

Other Expense, Net

Other expense, net, increased slightly to $297 thousand during the fiscal year 2005, compared to $219 thousand during the fiscal year 2004.

Income Taxes

The provision for income taxes for the fiscal years 2005 and 2004 represent our minimum state income tax and foreign tax obligations. Our effective income tax rate was zero for the fiscal years 2005 and 2004 due to adjustments to a valuation allowance against deferred tax assets that was established as a result of an accumulation of net operating loss carryforwards. We incurred additional net operating tax losses during the fiscal years 2005 and 2004, and accordingly, we increased our gross deferred tax asset and the corresponding valuation allowance, which resulted in no income tax benefit for these periods.

LIQUIDITY

On May 27, 2006, the end of the fiscal year 2006, we had $12.6 million in cash and cash equivalents and $18.5 million in short term investments. The principal sources of liquidity during the fiscal year ended May 27, 2006 were the proceeds from new borrowings (as discussed below) and the maturity of short term investments. During the fiscal year ended May 27, 2006, we used cash principally to finance the acquisition of Merix Asia and for capital expenditures.

Cash provided by operating activities for the fiscal year ended May 27, 2006 was $16.0 million, which primarily reflects net income of $1.4 million, adjusted for $21.7 million of depreciation and amortization, $3.9 million of inventory purchase adjustments, $1.9 million of interest added to long-term borrowings and $1.3 million of non-cash debt extinguishment charges (net of $563 thousand of debt prepayment penalties), offset by a net increase in working capital accounts of $16.4 million, excluding cash and cash equivalents and short-term investments. The increase in working capital, excluding cash and investments, is primarily the result of increased sales and production capacity resulting from the acquisition of Merix Asia.

Cash used in investing activities for the fiscal year ended May 27, 2006 was $61.1 million. Cash used in investing activities during the fiscal year 2006 comprised primarily of the $103.9 million net expenditure resulting from the acquisition of Merix Asia. Additionally, we invested in $7.3 million of capital expenditures for manufacturing equipment and we sold a net $50.0 million of our short-term investments to fund the acquisition of Merix Asia.

Cash provided by financing activities for the fiscal year ended May 27, 2006 was $48.6 million as compared to $513 thousand for the fiscal year ended May 28, 2005. Cash flows from financing activities for the fiscal year 2006 primarily consists of $143.2 million of proceeds from long-term borrowings, offset by $20.7 million of principal payments on long-term borrowings, $67 million of early retirement or redemption of long-term borrowings and $8.1 million of deferred financing costs. In September 2005, we entered into Asian Term Loans totaling $25 million, Asian Revolving Loans totaling $5 million, a Domestic Term Loan of $16.5 million, a Domestic Revolving Line of Credit of up to $38.5 million and a Subordinated Note Payable in the amount of $11 million to fund the acquisition of Merix Asia. In May 2006, we completed the sale of $70 million 4% Convertible Senior Subordinated Notes due 2013. We used the net proceeds from the sale to prepay our Asian Revolving Loans in the amount of $5 million, Asian Term Loans in the amount of $25 million, to reduce approximately $10.4 million of outstanding borrowings under the Domestic Revolving Loans and to redeem our $25 million 6.5% Convertible Debenture due May 2007.

CAPITAL RESOURCES

On April 14, 2005, we entered into a Master Sale and Purchase Agreement (the “Agreement”) with Eastern Pacific Circuits Holdings Limited (“EPCH”). Pursuant to the Agreement, we acquired the operations of Eastern Pacific Circuits, Ltd. and certain of its subsidiaries (now referred to as “Merix Asia”), a Hong Kong based supplier of printed circuit boards, for a total purchase price of $120.3 million, (1) subject to adjustment based on changes in working capital, (2) subject to an additional earn out payment of up to $13 million if the business meets certain adjusted EBITDA targets in calendar 2005, and (3) subject to revised purchase price negotiations based on a revised Merix Asia business valuation. We are continuing to work with EPCH to finalize the purchase price; however, we are currently unable to estimate the date on which the purchase price will be finalized. The acquisition was financed with a combination of approximately $33.3 million of available cash, term loans, including the assumption of certain EPCH debt, and revolving credit borrowings under two new credit facilities totaling approximately $71.2 million, and the issuance of an $11.0 million subordinated promissory note to EPCH. The purchase price included $5.3 million of direct acquisition costs, which were funded with available cash. The term loans and revolving credit borrowings were refinanced in May 2006 (See Note 10 to consolidated financial statements). Refer to Note 2 to the consolidated financial statements for further discussion of the acquisition.

SIGNIFICANT CONTRACTUAL OBLIGATIONS

The following summarizes our significant contractual obligations at May 27, 2006 and the effect of such on its liquidity and cash flows in future periods.

	(in thousands) Payments due by period
	Total	Less than 1 year	1 -3 years	3 -5 years	More than 5 years
Contractual Obligations

Asset retirement obligations - expected cash payments, adjusted for inflation(1)	$3,689	$—	$—	$—	$3,689

Long-Term Debt:(2)
Convertible debenture	70,000	—	—	—	70,000
Domestic term loan	15,125	2,750	5,500	6,875	—
Notes payable	12,000	3,750	8,250	—	—
Expected interest on debt	21,497	3,661	6,624	5,604	5,608
Capital lease obligations(3)	1,839	1,311	528	—	—
Operating lease obligations(3)	5,176	1,700	2,040	1,383	53
Capital purchase obligations(4)	8,216	8,216	—	—	—

Total	$137,542	$21,388	$22,942	$13,862	$79,350

(1)	For further discussion surrounding asset retirement obligations, refer to Note 9 to the consolidated financial statements.
(2)	For further discussion surrounding debt obligations, refer to Note 10 to the consolidated financial statements.
(3)	For further discussion surrounding lease obligations, refer to Note 11 to the consolidated financial statements.
(4)	For further discussion surrounding commitments, refer to Note 21 to the consolidated financial statements.

On April 14, 2005, we entered an Agreement with EPCH whereby we acquired the operations of Eastern Pacific Circuits, Ltd. and certain of its subsidiaries, a Hong Kong based supplier of printed circuit boards, for a total purchase price of $120.3 million, (1) subject to adjustment based on changes in working capital, (2) subject to an additional earn out payment of up to $13 million if the business meets certain adjusted EBITDA targets in calendar 2005, and (3) subject to revised purchase price negotiations based on a revised Merix Asia business valuation. We are continuing to work with EPCH to finalize the purchase price; however, we are currently unable to estimate the date on which the purchase price will be finalized.

During the fiscal year ended May 27, 2006, a $1.6 million distribution was paid to minority shareholders in the People’s Republic of China relating to earnings generated from the following four Merix Asia facilities prior to the Company’s acquisition of Merix Asia: Huizhou facility, Huiyang facility, Dongguan facility and Lomber facility (each located in the People’s Republic of China). The Company will continue to be obligated to pay its minority shareholders based on the profits of each of these facilities.

OFF-BALANCE SHEET ARRANGEMENTS

In August 2000, we entered into a noncancelable operating lease agreement to lease a manufacturing facility located in Wood Village, Oregon. Under the terms of the lease agreement, lease payments began in July 2001 and lease payments escalate at specific points over the minimum ten year term of the lease. Rent expense is recognized on the straight line basis. We have the option to extend the term of the lease for three consecutive five-year periods beyond the initial lease term.

Merix San Jose leases office space and production facilities under noncancelable operating lease agreements with various initial terms ending through the fiscal year 2010 and options to extend the lease terms beyond the initial lease terms through the fiscal year 2019. Lease payments escalate at specific points over the minimum five year lease terms. Rent expense is recognized on the straight line basis.

Merix Asia leases office space, apartment space and production facilities under noncancelable operating lease agreements with various initial terms ending through the fiscal year 2008. Rent expense is recognized on the straight line basis. These lease agreements do not contain options to extend the lease terms and the lease payments do not escalate.

Consolidated future minimum lease payments under noncancelable operating leases that have lease terms in excess of 12 months as of May 27, 2006 are as follows:

(in thousands)
Fiscal Year Ending	Minimum Payments Under Operating Lease Obligations
May 26, 2007	$1,700
May 31, 2008	1,241
May 30, 2009	799
May 29, 2010	751
May 28, 2011	632
Thereafter	53

$5,176

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our funds available for investment and interest expense on our debt obligations. We seek to mitigate to limit default risk, market risk and reinvestment risk on our investment portfolio. We mitigate default risk by investing in high-credit quality securities. We do not believe that changes in interest rates would have a material effect on our liquidity, financial condition or results of operations.

We are exposed to interest rate risk relating to our Domestic Term Loan, which bears interest at (a) either the prime rate or LIBOR, plus (b) an additional margin, which is 50 basis points higher for the term loan than for the revolving loan, based on certain performance criteria. A 1.0% fluctuation in the interest rate would result in a $151 thousand increase in interest expense per annum.

We are exposed to foreign currency fluctuation as a result of our international operations. Our primary foreign currency exposure stems from operating costs relating to manufacturing operations in Hong Kong and the People’s Republic of China. Substantially all of our consolidated net sales are denominated in U.S. Dollars. We do not currently engage in derivative activities to hedge against foreign currency risk. However, we are evaluating our risk management options. Net foreign currency transaction losses were $720 thousand during the fiscal year ended May 27, 2006. Net foreign currency transaction gains and losses were insignificant for the fiscal years ended May 28, 2005 and May 29, 2004.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of the Company’s internal control over financial reporting as of May 27, 2006. As defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP).

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted, with the participation and supervision of our Chief Executive Officer (CEO) (who also serves as our Chief Financial Officer), an evaluation of the effectiveness of our internal control over financial reporting as of May 27, 2006. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of May 27, 2006:

1. The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting organizational structure to support the activities of the Company. Specifically, the Company did not maintain personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles with respect to: (i) stock-based compensation, (ii) external financial reporting, including income tax disclosures (iii) accrued liabilities, and (iv) classification of assets held-for-sale. This material weakness resulted in audit adjustments to the Company’s 2006 annual consolidated financial statements and contributed to the material weakness discussed in 2 below. Additionally, this control deficiency could result in a misstatement of the above mentioned accounts and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. The Company did not maintain effective controls over the completeness, accuracy and disclosure of segment information. Specifically, controls over segment reporting were not effective to ensure that disclosures were determined in accordance with generally accepted accounting principles. This control deficiency resulted in an audit adjustment to the required disclosure included in the notes to the Company’s 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of segment information that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Based on our assessment and as a result of the material weaknesses described above, management has concluded that the Company’s internal control over financial reporting was not effective as of May 27, 2006 based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

Management excluded Eastern Pacific Circuits Holding Limited (renamed Merix Asia, Inc. and referred to as Merix Asia) from its assessment of internal control over financial reporting as of May 27, 2006 because it was acquired by the Company in a purchase business combination during fiscal 2006. Merix Asia is a majority-owned subsidiary for which total assets and total revenues represent 44% and 27%, respectively, of the related consolidated financial statement amounts as of and for the year ended May 27, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 27, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESSES

Because of the material weaknesses identified in our evaluation of internal control over financial reporting, we performed additional procedures to ensure that our consolidated financial statements for all accounting periods beginning with the fiscal year ended May 29, 2004 and through the fiscal year ended May 27, 2006, including quarterly periods, are presented in accordance with GAAP and to enhance our internal control over financial reporting. Our procedures included, but were not limited to, the following:

i)	We completed a comprehensive review of the requirements of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”);

ii)	We performed a comprehensive evaluation of the identification of our operating segments, as defined by SFAS 131;

iii)	We reconstructed segment reporting information for Merix Oregon, Merix San Jose and Merix Asia for the fiscal years ended May 27, 2006, May 28, 2005 and May 29, 2004;

iv)	We performed detailed business analyses on disaggregated financial and other information for each of our identified segments;

v)	We performed additional closing procedures, including detailed reviews of journal entries, additional review of account reconciliations and analyses of balance sheet and income statement accounts;

vi)	We appointed a Chief Financial Officer, the appointment of which will be effective subsequent to the filing of this 2006 Annual Report on Form 10-K; and

vii)	We committed additional resources (employees and outside accounting professionals and consultants) to our accounting and finance departments. We have identified the required competencies and we continue to staff the accounting and finance functions in accordance with those competencies.

These procedures delayed the filing of this Annual Report on Form 10-K for the year ended May 27, 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Merix Corporation:

We have completed integrated audits of Merix Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of May 27, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Merix Corporation and its subsidiaries at May 27, 2006 and May 28, 2005, and the results of their operations and their cash flows for each of the three years in the period ended May 27, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that Merix Corporation did not maintain effective internal control over financial reporting as of May 27, 2006, because (1) the Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting organizational structure to support the activities of the Company; and (2) the Company did not maintain effective controls over the completeness, accuracy and disclosure of segment information, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of May 27, 2006:

1. The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting organizational structure to support the activities of the Company. Specifically, the Company did not maintain personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles with respect to: (i) stock-based compensation, (ii) external financial reporting including income tax disclosures, (iii) accrued liabilities, and (iv) classification of assets held-for-sale. This material weakness resulted in audit adjustments to the Company’s 2006 annual consolidated financial statements and contributed to the following material weakness discussed in (2) below. Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. The Company did not maintain effective controls over the completeness, accuracy and disclosure of segment information. Specifically, controls over segment reporting were not effective to ensure that disclosures were determined in accordance with generally accepted accounting principles. This control deficiency resulted in an audit adjustment to the required disclosure included in the notes to the Company’s 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of segment disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Additionally, this control deficiency could result in a misstatement of segment information that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Eastern Pacific Circuits Holding Limited (renamed Merix Asia, Inc. and referred to as Merix Asia) from its assessment of internal control over financial reporting as of May 27, 2006 because it was acquired by the Company in a purchase business combination during fiscal 2006. We have also excluded Merix Asia from our audit of internal control over financial reporting. Merix Asia is a majority-owned subsidiary whose total assets and total revenues represent 44% and 27%, respectively, of the related consolidated financial statement amounts as of and for the year ended May 27, 2006.

In our opinion, management’s assessment that Merix Corporation did not maintain effective internal control over financial reporting as of May 27, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Merix Corporation has not maintained effective internal control over financial reporting as of May 27, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

August 23, 2006

Portland, Oregon

MERIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 27, 2006	May 28, 2005
ASSETS
Current assets:
Cash and cash equivalents	$12,616	$9,130
Short-term investments	18,525	68,555
Accounts receivable, net of allowance of $2,683 and $932, respectively	75,379	37,338
Inventories, net	24,384	11,227
Assets held for sale	1,987	—
Other current assets	7,155	2,181

Total current assets	140,046	128,431
Property, plant and equipment, net	122,862	88,132
Goodwill	89,889	25,551
Definite-lived intangible assets, net	13,916	9,754
Leasehold land use rights, net	6,433	—
Deferred financing costs, net	5,653	551
Other assets	131	1,522

Total assets	$378,930	$253,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$47,260	$16,957
Accrued compensation	12,114	4,721
Accrued warranty	2,319	1,519
Other accrued liabilities	11,020	4,767
Income taxes payable	134	6
Current portion of long-term debt	7,655	1,000

Total current liabilities	80,502	28,970
Long-term debt	91,077	26,000
Other long-term liability	1,108	960

Total liabilities	172,687	55,930

Minority interest obligations, net of tax	4,118	—

Commitments and contingencies (Notes 11 and 21)	—	—

Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding May 27, 2006: 19,806 shares; May 28, 2005: 19,341 shares	204,831	201,458
Unearned stock compensation	(1,096)	(392)
Accumulated deficit	(1,623)	(3,055)
Accumulated other comprehensive income	13	—

Total shareholders’ equity	202,125	198,011

Total liabilities and shareholders’ equity	$378,930	$253,941

See the accompanying Notes to the Consolidated Financial Statements

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the 52-week period ended
	May 27, 2006	May 28, 2005	May 29, 2004
Net sales	$308,982	$186,994	$156,400
Cost of sales	254,864	163,205	136,425

Gross profit	54,118	23,789	19,975

Operating expenses:
Engineering	6,655	6,774	6,047
Selling, general and administrative	33,353	18,266	12,773
Amortization of identifiable intangible assets	3,106	1,386	—
Severance and impairment charges (Note 14)	1,135	—	—

Total operating expenses	44,249	26,426	18,820

Operating income (loss)	9,869	(2,637)	1,155

Debt extinguishment costs	(1,820)	—	—
Interest income	1,834	2,013	728
Interest expense	(6,059)	(1,681)	(1,636)
Other expense, net	(1,560)	(297)	(219)

Income (loss) before taxes and minority interests	2,264	(2,602)	28

Income tax expense	460	8	—

Income (loss) before minority interests	1,804	(2,610)	28

Minority interests in net income of consolidated subsidiaries, net of tax	372	—	—

Net income (loss)	$1,432	$(2,610)	$28

Net income (loss) per share:
Basic	$0.07	$(0.14)	$—

Diluted	$0.07	$(0.14)	$—

Shares used in per share calculations:
Basic	19,519	19,224	16,194
Diluted	19,715	19,224	16,830

See the accompanying Notes to the Consolidated Financial Statements

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Unearned Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Number of Shares	Amount
BALANCE AT May 31, 2003	14,650	$104,917	$(2)	$(473)	$—	$104,442
Net income	—	—	—	28	—	28
Exercise of stock options	593	4,627	—	—	—	4,627
Issuance of stock under defined contribution plan	97	1,426	—	—	—	1,426
Issuance of stock options to non-employees	—	7	(7)	—	—	—
Issuance of restricted stock to employees	29	305	(305)		—	—
Amortization of unearned stock compensation	—	—	195	—	—	195
Shares repurchased, surrendered or canceled	(1)	(35)	—	—	—	(35)
Sale of common stock, net	3,700	87,732	—		—	87,732

BALANCE AT May 29, 2004	19,068	$198,979	$(119)	$(445)	$—	$198,415
Net loss	—	—	—	(2,610)	—	(2,610)
Exercise of stock options	71	513	—	—	—	513
Issuance of stock under defined contribution plan	162	1,577	—	—	—	1,577
Issuance of restricted stock to employees	46	439	(439)	—	—	—
Amortization of unearned stock compensation	—	—	116	—	—	116
Shares repurchased, surrendered or canceled	(6)	(50)	50	—	—	—

BALANCE AT May 28, 2005	19,341	$201,458	$(392)	$(3,055)	$—	$198,011
Net income	—	—	—	1,432	—	1,432
Foreign currency translation adjustment	—	—	—	—	13	13
Exercise of stock options	212	1,363	—	—	—	1,363
Issuance of stock under defined contribution plan	151	1,070	—	—	—	1,070
Issuance of restricted stock to employees	112	873	(873)	—	—	—
Issuance of stock to employee	10	51	—	—	—	51
Performance stock option grants	—	232	(232)	—	—	—
Amortization of unearned stock compensation	—	—	185	—	—	185
Shares repurchased, surrendered or canceled	(20)	(216)	216	—	—	—

BALANCE AT May 27, 2006	19,806	$204,831	$(1,096)	$(1,623)	$13	$202,125

See the accompanying Notes to the Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the 52-week period ended
	May 27, 2006	May 28, 2005	May 29, 2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$1,432	$(2,610)	$28
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,791	15,300	10,598
Contribution of common stock to defined contribution plan	1,070	1,577	1,426
Stock based compensation expense	236	116	195
Minority interest in net income of consolidated subsidiaries	372	—	—
Loss on impairment and disposal of fixed assets	549	131	472
Inventory purchase adjustments	3,885	—	—
Debt extinguishment charges	1,257	—	—
Other	—	20	41
Changes in assets and liabilities, excluding effects of business combinations:
Accounts receivable, net	(9,111)	(4,417)	(16,798)
Inventories	(3,100)	(578)	(3,395)
Other assets	207	(2,075)	(518)
Accounts payable	(5,111)	(345)	7,503
Accrued compensation	7,393	565	1,119
Accrued warranty	(2,206)	458	169
Income taxes payable	(124)	6	—
Other accrued liabilities	(2,563)	1,632	1,085

Net cash provided by operating activities	15,977	9,780	1,925

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,246)	(15,813)	(13,684)
Proceeds from the sale of property, plant and equipment	40	—	—
Acquisition of business, net of cash acquired and debt assumed	(103,928)	(41,325)	—
Investments
Purchases	(32,000)	(100,830)	(168,575)
Sales and maturities	82,030	149,450	91,364

Net cash used in investing activities	(61,104)	(8,518)	(90,895)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from long-term borrowings	143,200	—	—
Principal payments on long-term borrowings	(87,742)	—	—
Deferred financing costs	(7,048)	—	—
Payments on lease obligation	(761)	—	—
Exercise of stock options	1,363	513	4,627
Proceeds from sale of common stock, net	—	—	87,732
Reacquisition of common stock	(6)	—	(35)
Due from affiliate	1,214	—	—
Distribution to minority shareholders	(1,607)	—	—

Net cash provided by financing activities	48,613	513	92,324

Net increase in cash and cash equivalents	3,486	1,775	3,354
Cash and cash equivalents at beginning of period	9,130	7,355	4,001

Cash and cash equivalents at end of period	$12,616	$9,130	$7,355

Supplemental non-cash activity:
Issuance of promissory notes in acquisitions	$11,000	$2,000	$—
Assumption of debt and capital lease obligations in acquisition	6,035	—	—
Issuance of stock to employees	924	439	305
Increase to the asset retirement obligation	7	366	303

Supplemental disclosures:
Cash paid for interest	$4,596	$1,650	$1,629
Cash paid for taxes	584	2	—

See the accompanying Notes to the Consolidated Financial Statements.

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Merix Corporation (the “Company”), an Oregon corporation, was formed in March 1994. The Company is a leading global manufacturer of technologically advanced electronic interconnect solutions for use in electronic equipment. The Company’s principal products comprise of complex multilayer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The Company provides its products to original equipment manufacturers (“OEM”s) and their electronic manufacturing service providers that use the Company’s products primarily in high-end commercial equipment in the communications, automotive, high-end computing and storage, test and measurement, and aerospace and defense markets. The Company provides its customers with a broad range of products and services, including design and engineering assistance, quick-turn services and premium revenues, volume production, RF/Microwave application products, thermal management solutions and backplanes.

Subsidiaries

On December 9, 2004, Merix Corporation purchased all of the outstanding capital stock of Data Circuit Holdings, Inc., the parent company of Data Circuit Systems, Inc. Data Circuit Systems, Inc. was renamed Merix San Jose, Inc. (referred to as “Merix San Jose”) and became a wholly-owned subsidiary of Merix Corporation. Located in San Jose, California, Merix San Jose is a quick-turn services manufacturer of complex, multilayer printed circuit boards. The results of Merix San Jose have been included in the consolidated financial statements since the date of acquisition.

On September 29, 2005, Merix Corporation acquired the business operations of Eastern Pacific Circuits Holding Limited, which was renamed Merix Asia, Inc. (referred to as “Merix Asia”). Located in Hong Kong, Merix Asia is a supplier of printed circuit boards. The results of Merix Asia have been included in the consolidated financial statements since the date of acquisition.

Merix Corporation further has a direct sales force in the United States, Canada, the United Kingdom, the Netherlands, the People’s Republic of China, Hong Kong and Singapore.

Merix Corporation and its wholly and majority-owned subsidiaries are collectively referred to as “the Company” or “Merix.”

Fiscal Year

The Company’s fiscal year consists of a 52-or 53-week period that ends on the last Saturday in May. Fiscal years 2006, 2005, and 2004 each comprised of 52-weeks and ended on May 27, 2006, May 28, 2005 and May 29, 2004, respectively.

Basis of Consolidation

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned and majority owned subsidiaries. To facilitate in the consolidation and public reporting process, the Company’s recently acquired subsidiary, Merix Asia, is included in the consolidated results on a one-month lag. As such, the consolidated financial statements and related notes thereto for the fiscal year ended May 27, 2006 include results from Merix Asia for the period from September 29, 2005, the date of acquisition, through April 22, 2006. Inter-company balances resulting from transactions with Merix Asia during the one-month lag period have been netted and presented as a current liability on the consolidated balance sheet. All other inter-company accounts, transactions and profits have been eliminated in consolidation. As of May 27, 2006, the net inter-company liability of $1.2 million included in other accrued liabilities was the result of inter-company transactions between Merix Asia and the Company’s U.S. operations from April 22, 2006 through May 27, 2006.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These changes had no impact on shareholders’ equity previously reported net income (loss), or the net change in cash or cash equivalents.

Segment Reporting

The Company has three reportable business segments defined by geographic locations in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”): (1) Merix Oregon, (2) Merix San Jose and (3) Merix Asia. The Company’s operating segments are evidence of the internal structure of the Company’s organization. Each segment operates predominately in the same industry with production facilities that produce similar, customized products for its customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team.

Management’s Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates and judgments made by management of the Company relate to the collectibility of accounts receivable, provisions for inventories, valuation of goodwill, valuation of identifiable intangible assets, impairment of long-lived assets, estimated obligations associated with the retirement of assets, estimated costs of warranty obligations, estimated legal expenses, potential environmental liabilities, and the valuation of deferred tax assets and deferred tax liabilities.

Financial Instruments: Fair Values

The carrying amounts reported in the consolidated balance sheets for short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these financial instruments. The carrying amount of variable rate long-term debt approximates its fair value because the related interest rates are comparable to rates currently available to the Company for debt with similar terms and maturities.

Foreign Currency Translation and Foreign Currency Transactions

The consolidated financial statements of the Company’s foreign subsidiaries have been translated in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS 52”), which requires that assets, liabilities and operations of a foreign entity be measured using the functional currency of that entity. The functional currency of the foreign subsidiaries is the U.S. Dollar, with the exception of the foreign sales offices, which use their respective local currencies as the functional currency, and certain subsidiaries in the People’s Republic of China, which use the Hong Kong Dollar as the functional currency.

The reporting currency of the Company and its subsidiaries is the U.S. Dollar. For those foreign subsidiaries whose books of record are not maintained in their respective functional currency, remeasurement into the functional currency is required before translation into the reporting currency. Assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the balance sheet date and revenues and expenses are translated into the U.S. Dollar at weighted average exchange rates during the period. Foreign currency translation adjustments resulting from the translation of foreign functional currency financial statements into U.S. Dollars are included as a component of accumulated other comprehensive income within shareholders’ equity.

Transactions involving a currency other than the functional currency generate a gain or loss from the fluctuation of the currency relative to the functional currency and are recorded in the consolidated statements of operations during the respective period in which they occur. The Company currently does not utilize any derivative instruments to mitigate potential foreign currency transaction losses. Net foreign currency transaction losses were $720 thousand during the fiscal year ended May 27, 2006. Net foreign currency transaction gains and losses were insignificant for the fiscal years ended May 28, 2005 and May 29, 2004.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less at the date of purchase. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate fair value due to the short maturities.

Short-Term Investments

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), investments in auction rate securities are classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, as determined by quoted market prices, with unrealized holding gains and losses, net of tax, classified as a separate component of shareholders’ equity. Upon sale of the investments, any previously unrealized holding gains or losses are recognized in the consolidated statements of operations. The specific identification method is used to determine the cost of securities sold. The Company reviews short-term investments on a periodic basis to evaluate whether such securities have experienced an other-than-temporary decline in fair value. If an other-than-temporary decline in value exists, an impairment charge is recorded within the consolidated statements of operations as the difference between the carrying value of the impaired investments and the net realizable value of the impaired investments.

Reclassification of Short-Term Investments

On February 26, 2005, the Company reclassified its investments in auction rate securities from cash and cash equivalents to short-term investments for the fiscal year 2005 and all prior periods. Corresponding adjustments to the consolidated statement of cash flows for the year ended May 29, 2004 were made to reflect the gross purchases and sales of these securities as investing activities, rather than as a component of cash and cash equivalents. The change in classification does not affect cash flows from operations or from financing activities for any period previously reported in the consolidated statements of cash flows, nor does it affect net income or loss for any period previously reported in the consolidated statements of operations.

	(in thousands)			(in thousands)
	As Reported			As Reclassified
	Cash and Cash Equivalents	Short-Term Investments	Total	Cash and Cash Equivalents	Short-Term Investments	Total
May 29, 2004	$124,530	$—	$124,530	$7,355	$117,175	$124,530
May 31, 2003	$42,451	$1,514	$43,965	$4,001	$39,964	$43,965

	(in thousands)			(in thousands)
	As Reported			As Reclassified
	Investments		Net cash used in investing activities	Investments		Net cash used in investing activities
	Purchases	Maturities		Purchases	Maturities
For the Year Ended:
May 29, 2004	$—	$1,514	$12,170	$168,575	$91,364	$90,895

Accounts Receivable, net

The Company makes ongoing estimates relating to the collectibility of the accounts receivable balance and the Company maintains a reserve for estimated losses resulting from the inability of the customers to make required payments. In determining the amount of the reserve, the Company considers its historical bad debt experience, ongoing credit evaluations of customers and changes in the customers’ businesses. Considerable management judgment and assumptions are necessary to identify uncollectible receivables, and accordingly, actual results could vary significantly from such estimates. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required.

Inventories, net

Inventories, net are valued at the lower of cost or market and include materials, labor and manufacturing overhead. Cost is determined by standard cost, which approximates the first-in, first-out (FIFO) basis.

Provisions for inventories are made to reduce excess inventories to their estimated net realizable values, as necessary. A change in customer demand for inventory is the primary indicator for reductions in inventory carrying values. The Company records inventory provisions based on historical experiences with customers, the ability to utilize inventory in other programs, the ability to redistribute inventory back to the suppliers, and current and forecasted demand for the inventory.

The Company sells inventory on a consignment basis. Consignment inventory is recorded as inventory until the product is sold by the Company’s consignment customers and all rights and rewards of ownership of the consignment inventory have transferred to the end customer.

Property, Plant and Equipment, net

With the exception of property, plant and equipment acquired through a business acquisition, property, plant and equipment are carried at cost less accumulated depreciation. Property, plant and equipment acquired through a business acquisition are accounted for as a purchase initially recorded at fair value based upon the allocated purchase prices at the date of acquisition. Costs of improvements, including related interest and qualifying internal costs, are capitalized. Costs of improvements include major improvements to existing property, plant and equipment and major improvements in management information systems. Maintenance and repair costs are charged to expense as incurred, while improvements that extend the useful life of the assets are capitalized. As property and equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the asset accounts and any gain or loss thereon is recorded. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the depreciable assets, which approximate up to 40 years for buildings and 3 to 10 years for machinery and equipment.

For Merix Oregon and Merix San Jose, leasehold improvements are amortized over the lesser of the economic life of the asset or the contractual term of the lease. Optional renewal periods are included in the contractual term of the lease if renewal is reasonably assured at the time the asset is placed in service.

For Merix Asia, leasehold improvements are amortized over the economic useful life of ten years. Merix Asia has noncancelable operating lease agreements with lease terms ending through the fiscal year 2008 with no stated lease renewal options. However, as it is reasonably assured that these lease agreements will be renewed and management has intentions to operate the leased manufacturing facilities indefinitely, the tenant improvements within the leased facilities are amortized over a period longer than the current underlying contractual lease obligations of the Company.

Asset Retirement Obligations

In accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”), the Company recognizes the fair value of an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement obligation is capitalized as part of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The liability is accreted at the end of each period through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss upon settlement.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company’s long-lived assets to be held and used in the business are reviewed for impairment when circumstances indicate that the carrying amount may not be recoverable. The Company considers a trend of unsatisfactory operating results that are not in line with management’s expectations to be its primary indicator of potential impairment. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that the fair values are reduced for disposal costs. Considerable management judgment and assumptions are necessary to identify indicators of impairment and to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Leasehold Land Use Rights, Net

Leasehold land use rights, net represents amounts paid to lease land in Hong Kong and the People’s Republic of China. Amounts are paid at the beginning of the lease term and are amortized on a straight-line basis over the remaining period of the initial 50-year lease term.

Identifiable Intangible Assets and Goodwill

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite lives are not amortized, rather they are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment exists. As required by SFAS 142, in the Company’s impairment test of goodwill, the Company compares the fair value of the applicable reporting unit to its carrying value. If the carrying value of the reporting entity exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of the goodwill over its implied fair value. In the impairment tests for indefinite-lived intangible assets, the Company compares the estimated fair value of the indefinite-lived intangible assets to the carrying value. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value over the estimate of fair value.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate that the carrying value may be impaired in accordance with SFAS 144, as discussed above.

Warranty

The Company generally warrants its products for a period of up to twelve months from the point at which the rights and rewards of ownership of the product are transferred to the customer. However, Merix Asia generally honors warranty claims for a period of up to three years from the point at which the product is sold. The Company records a liability for the estimated cost of the warranty upon transfer of ownership of the products to the customer. The warranty liability is calculated based on historical experience of expenses resulting from the warranty program for the twelve preceding months for Merix Oregon and Merix San Jose and for the preceding three year period for Merix Asia.

Revenue Recognition

The Company recognizes revenue upon the shipment of its products to the customer provided that the Company has received a purchase order, the price is fixed, title has transferred to the customer, collection of the resulting receivable is reasonably assured, product returns are reasonably estimable, there are no further customer acceptance requirements and there are no remaining significant obligations. Provisions for estimated sales returns and adjustments are made at the point of revenue recognition based on historical experience. Sales adjustments are charged against consolidated net sales, disputed freight charges are charged against cost of sales, and other customer accommodations are typically charged against operating expenses. Other customer accommodations represent additional costs incurred beyond the sale of the product to uphold the quality of the products sold and to maintain customer satisfaction.

Consignment sales are recognized at the time the consignee sells and delivers consignment goods to end customers and all criteria of revenue recognition described above have been satisfied.

Legal Contingencies Reserve

In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), all legal contingencies, which are judged to be both probable and estimable, are recorded as liabilities in the consolidated balance sheets based on the Company’s best estimates of the costs of resolving or disposing of the underlying claims. The Company regularly monitors its estimates in light of current developments and changes in circumstances and the Company adjusts its legal reserves accordingly. If no particular amount is determined to constitute the Company’s best estimate of a particular legal contingency, a range of the Company’s estimate of the costs of resolving or disposing of the underlying claim is disclosed and the Company will accrue for the low end of the range of costs, unless otherwise disclosed. Legal reserves are expensed in the period in which they occur. Considerable management judgment and assumptions are necessary to estimate legal contingency reserves. Accordingly, actual results could vary significantly from such estimates.

It is the Company’s policy to accrue legal fees when it is probable that the Company will have to defend itself against known claims or allegations and it can reasonably estimate the amount of anticipated expense.

Engineering Expense

Expenditures for engineering of products and manufacturing processes are expensed as incurred.

Accumulated Other Comprehensive Income (Loss)

In accordance with SFAS No. 130 “Reporting Comprehensive Income” (“SFAS 130”), the Company records foreign currency translation adjustments resulting from the translation of foreign functional currency financial statements into U.S. Dollars as a component of accumulated other comprehensive income within shareholders’ equity.

Income Taxes

The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and awards.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). In accordance with APB No. 25, no compensation expense is recorded if stock options are granted with an exercise price equal to the market value of the underlying stock as of the date of grant. Income tax benefits, if any, related to stock option exercises are added to the recorded value of common stock.

If the Company had accounted for these stock options in accordance with SFAS 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been reported as follows:

	(in thousands, except per share amounts)
	For the Year Ended:
	May 27, 2006	May 28, 2005	May 29, 2004
Net income (loss), as reported	$1,432	$(2,610)	$28
Add: stock-based compensation expense included in reported net income, net of tax	188	116	188
Deduct: stock-based employee compensation expense under the fair value based method for all awards, net of tax	(1,261)	(8,436)	(6,040)

Pro forma net income (loss)	$359	$(10,930)	$(5,824)

Net income (loss) per share:
Basic - as reported	$0.07	$(0.14)	$—
Basic - pro forma	$0.02	$(0.57)	$(0.36)

Diluted - as reported	$0.07	$(0.14)	$—
Diluted - pro forma	$0.02	$(0.57)	$(0.36)

The following weighted average assumptions were used in the Black-Scholes option pricing model for valuing all stock options granted during the fiscal years 2006, 2005 and 2004:

	For the Year Ended:
	May 27, 2006	May 28, 2005	May 29, 2004
Risk-free interest rate	4.21%	3.08%	2.09%
Expected dividend yield	0%	0%	0%
Expected lives	3.20 years	3.28 years	3.59 years
Expected volatility	67%	79%	98%

Adjustments for forfeitures are made as they occur. Using the Black-Scholes methodology, the total value of stock options granted during the fiscal years 2006, 2005 and 2004 was $3.9 million, $4.3 million, and $3.1 million, respectively. If the fair value based methodology of accounting were in use, the Company would expense this value over the vesting period of the options (typically four years). The weighted average fair value per share of options granted during the fiscal years 2006, 2005, and 2004 was $3.29, $5.38 and $10.04, respectively.

The pro forma effects of applying SFAS 123 may not be representative of the effects on reported net income (loss) and net income (loss) per share for future years since options vest over several years and additional awards are made each year.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which, after the Securities and Exchange Commission (“SEC”) amended the compliance dates on April 15, 2005, will be effective for the Company’s fiscal year beginning on May 28, 2006.

The new standard will require the Company to record compensation expense for stock options using a fair value method. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

The Company is currently evaluating SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. We estimate that the adoption of these pronouncements will result in approximately $500 thousand of stock option expense being recorded during the first quarter of the fiscal year 2007. The effect on the Company’s consolidated results of operations of expensing stock options using the Black-Scholes model is presented in the table above.

On May 25, 2005, the Company’s Board of Directors accelerated vesting of outstanding “underwater” employee stock options with exercise prices greater than $8.00 per share. Approximately 1.3 million options, or approximately 39% of the Company’s total outstanding options as of May 25, 2005, with varying remaining vesting schedules, were subject to this acceleration and became immediately exercisable. As a result of this acceleration, the Company expects to reduce the amount of compensation expense recorded due to the effects of SFAS 123R. The Company currently estimates a reduction in stock-based compensation expense associated with this acceleration of approximately $329 thousand for fiscal year 2007 and an additional $300 thousand in total for subsequent years. This acceleration only relates to specific underwater options, and accordingly, is not representative of the overall impact that SFAS 123R will have on the consolidated results of the Company’s operations, cash flows or liquidity upon implementation of SFAS 123R.

Recent Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was enacted in the United States. In December 2004, the FASB issued FASB Staff Position SFAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 provides that the tax deduction for income with respect to qualified domestic production activities will be treated as a special deduction as described in SFAS No. 109. As a result, this deduction has no effect on the Company’s deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction, if any, which was effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company’s income tax returns.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company during the first quarter of the fiscal year 2007.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The effective date for the Company is fiscal 2007, beginning May 28, 2006. On March 29, 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. SAB 107 covers key topics related to the implementation of SFAS 123R, which include the valuation models, expected volatility, expected option term, income tax effects of SFAS 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. The Company is evaluating the requirements of SFAS 123R and SAB 107. The Company estimates that the adoption of these pronouncements will result in approximately $500 thousand of stock option expense being recorded during the first quarter of the fiscal year 2007.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ consolidated financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with FASB No. 109, “Accounting for Income Taxes” (“SFAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company will adopt FIN 48 during the first quarter of the fiscal year 2008 and will continue to evaluate the impact of FIN 48 on its consolidated operating results and financial condition.

Note 2.    BUSINESS ACQUISITIONS

a) Data Circuit Holdings, Inc.

On December 9, 2004, Merix Corporation purchased all of the outstanding capital stock of Data Circuit Holdings, Inc., the parent company of Data Circuit Systems, Inc., renamed Merix San Jose, Inc. (collectively referred to as “Merix San Jose”). Located in San Jose, California, Merix San Jose is a quick-turn services manufacturer of complex, multilayer printed circuit boards. The results of Merix San Jose have been included in the consolidated financial statements since the date of acquisition. The aggregate purchase price of $44.0 million was settled with available cash of $41.6 million (including cash acquired of $339 thousand), a $2 million promissory note, and $366 thousand of direct acquisition costs.

b) Eastern Pacific Circuits Holdings Limited

On September 29, 2005, Merix Corporation completed the acquisition of the business operations of Eastern Pacific Circuits Limited and certain of its subsidiaries (collectively referred to as “Merix Asia”), a Hong Kong based supplier of printed circuit boards from Eastern Pacific Circuits Holdings Limited (“EPCH”). Existing minority interest owners retained, subsequent to completion of the acquisition, their ownership percentage in the four entities that hold facilities and conduct business operations in the People’s Republic of China. The individual ownership percentages of these minority interest owners range from 5% to 15%. The acquisition of the business operations of Merix Asia was completed for an estimated purchase price of $120.3 million. The acquisition was financed with a combination of approximately $33.3 million of available cash, term loans, including the assumption of certain EPCH debt, revolving credit borrowings under two new credit facilities totaling approximately $71.2 million, and the issuance of an $11.0 million subordinated promissory note to EPCH. The purchase price included $5.3 million of direct acquisition costs, which were funded with available cash. The term loans and revolving credit borrowings were refinanced during May 2006 (See Note 10). The estimated purchase price does not reflect potential additional consideration based on changes in working capital, cash and an additional earnout payment of up to $13 million if the business meets certain adjusted EBITDA targets during the calendar year 2005. The Company is currently working with EPCH to determine the amount, if any, of this additional consideration. The additional purchase consideration, if paid, will increase recorded goodwill.

Accounting for Acquisitions

In accordance with SFAS No. 141 “Business Combinations,” the Company recorded these acquisitions using the purchase method of accounting. The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. The excess purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed was recorded as goodwill. For Merix Asia, the fair values were based upon a valuation of tangible and identifiable intangible assets acquired, including useful lives, as estimated by management of the Company with the assistance of an independent appraiser. The fair values assigned to the assets acquired and liabilities assumed are subject to change pending the outcome of contingent purchase price adjustments that are discussed in Note 21. The final purchase price may differ materially from the preliminary estimates.

The following summarizes the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	(in thousands)
	Merix San Jose	Merix Asia
Current assets	$4,757	$48,328
Property and equipment	4,397	46,270
Leasehold land use rights	—	6,547
Definite-lived intangible assets	11,140	7,268
Goodwill	25,551	64,338
Liabilities assumed	(1,833)	(52,490)

Net assets acquired	$44,012	$120,261

The acquisition of Merix San Jose enhanced the Company’s presence in the marketplace by adding scale to its quick-turn services manufacturing capacity, diversifying its end markets, and enabling the Company to gain incremental quick-turn services processing capabilities. These factors contributed to establishing the purchase price, which resulted in the recognition of a significant amount of goodwill.

The acquisition of Merix Asia enabled the Company to better position itself to support its existing customer base, introduce its technology to new customers in Asia, offer a diverse range of products and reduce its overall cost structure. The acquisition also provided the Company with a strategic combination of well-located manufacturing operations, a seasoned management team and an expanded customer base that diversifies its end markets, resulting in the recognition of a significant amount of goodwill.

Identifiable Intangible Assets and Goodwill

Goodwill is accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Accordingly, goodwill is not amortized. Instead, goodwill is reviewed and tested for impairment on an annual basis, or more frequently, if impairment indicators arise. None of the goodwill is considered deductible for income tax purposes, except to the extent that it reduces the earnings and profits of foreign subsidiaries.

The following presents the details of definite-lived intangible assets acquired and the unamortized value as of May 27, 2006:

	(in thousands)
	May 27, 2006			May 28, 2005
	Cost	Accumulated Amortization	Intangibles, net	Cost	Accumulated Amortization	Intangibles, net
Amortizable intangible assets:
Merix San Jose:
Customer relationships	$9,900	$(3,185)	$6,715	$9,900	$(1,106)	$8,794
Non-compete agreement	1,200	(877)	323	1,200	(277)	923
Manufacturing sales representatives network	40	(11)	29	40	(3)	37
Merix Asia:
Customer relationships	7,268	(419)	6,849	—	—	—

Total intangibles purchased	$18,408	$(4,492)	$13,916	$11,140	$(1,386)	$9,754

The Company’s purchased intangible assets have remaining lives ranging from 1 to 9 years. The Company performs reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of May 27, 2006, management concluded there was no indication of events or changes in circumstances indicating that the carrying amount of purchased intangible assets may not be recoverable. Amortization expense for intangible assets acquired was $3.1 million, $1.4 million, and $0 for the fiscal years ended May 27, 2006, May 28, 2005 and May 29, 2004, respectively, and has been disclosed as a separate line item in the consolidated statements of operations. The estimated amortization expense of purchased intangible assets for fiscal years succeeding the fiscal year ended May 27, 2006 is as follows:

(in thousands)
Fiscal Year	Amortization Expense
2007	$2,745
2008	2,277
2009	1,982
2010	1,766
2011	1,552
Thereafter	3,594

$13,916

The following unaudited pro forma financial information presents the consolidated results of operations as if these acquisitions had occurred at the beginning of the fiscal year ended May 29, 2004:

	(in thousands, except per share data)
	For the Fiscal Year Ended:
	May 27, 2006	May 28, 2005	May 29, 2004
Net sales	$366,209	$337,161	$314,352
Net loss	$(1,458)	$(13,152)	$(4,852)
Net loss per share:
Basic	$(0.07)	$(0.68)	$(0.30)
Diluted	$(0.07)	$(0.68)	$(0.30)

The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the fiscal years ended May 27, 2006, May 28, 2005 or May 29, 2004, nor is it necessarily indicative of future results.

Note 3.    SHORT-TERM INVESTMENTS

As of May 27, 2006 and May 28, 2005, there was no difference between the aggregate fair value and cost basis of short-term investments. The values of the Company’s investments by major security type are as follows:

	(in thousands)
	May 27, 2006
	Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Auction Rate Securities	$18,525	$—	$—	$18,525

	May 28, 2005
	Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Auction Rate Securities	$68,555	$—	$—	$68,555

All income generated from short-term investments is recorded in interest income. There were no realized gains or losses on short-term investments during the fiscal years ended May 27, 2006, May 28, 2005 and May 27, 2004. Although the underlying instruments have contractual maturities of up to 40 years, the Company believes it has the ability to readily liquidate these securities.

Note 4.    INVENTORIES, NET

Inventories, net by major classifications are as follows:

	(in thousands)
	May 27, 2006	May 28, 2005
Raw materials	$5,002	$2,768
Work in process	10,447	4,260
Finished goods	8,935	4,199

Total	$24,384	$11,227

At May 27, 2006 and May 28, 2005, the Company’s inventory balance included consigned inventories of $4.3 million and $2.3 million, respectively. Provisions for inventories are made to reduce excess inventories to their estimated net realizable values, as necessary. As of May 27, 2006 and May 28, 2005, the Company had inventory provisions of $2.6 million and $1.3 million, respectively.

Note 5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment include the following:

	(in thousands)
	May 27, 2006	May 28, 2005
Land	$1,036	$2,190
Buildings and grounds	61,158	34,404
Leasehold improvements	18,138	17,985
Machinery and equipment	142,628	115,195
Construction in progress	2,879	5,948

Total	$225,839	$175,722
Accumulated depreciation and amortization	(102,977)	(87,590)

Property, plant and equipment, net	$122,862	$88,132

The Company recognized depreciation and amortization expense relating to property, plant and equipment of $17.8 million, $13.7 million, and $10.3 million during the fiscal years 2006, 2005 and 2004, respectively. Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $634 thousand and $0 at May 27, 2006 and May 28, 2005, respectively.

The Company reviews for impairment of long-lived assets to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company deems long-lived assets to be impaired if a forecast of undiscounted future operating cash flows directly related to the long-lived asset, including estimated disposal value, is less than the asset carrying amount. During 2006, the Company evaluated long-lived assets for impairment and determined that certain long-lived assets were impaired. As a result, the Company recorded a $477 thousand non-cash charge to operating expense relating to the impairment of long-lived assets. The $477 thousand impairment charge included (1) a $146 thousand non-cash charge relating to the impairment of long-lived assets held for sale (See Note 6) and (2) a $331 thousand impairment charge relating to manufacturing equipment that was considered impaired. The $146 thousand non-cash impairment charge was determined based upon a third-party firm commitment to purchase the underlying facility at a price lower than the Company’s cost basis. The $331 thousand non-cash impairment charge is representative of the impairment of an asset that is no longer being utilized by the Company. There were no impairment charges recorded during the fiscal year 2005.

Note 6.     ASSETS HELD FOR SALE

In May 2006, management of the Company made a decision to sell certain long-lived assets of the Company. In accordance with SFAS 144, the Company has recorded such long-lived assets as current assets held for sale. The Company is attempting to sell (1) a building located near its Forest Grove, Oregon campus bundled with a parcel of land on which the building is located and (2) two additional parcels of land adjacent to the facility in Forest Grove, Oregon. In August 2005, the Company recorded an impairment charge of $146 thousand on the building held for sale near its Forest Grove, Oregon campus (See Note 5). Based on a firm commitment to sell, the building and land for sale have net realizable values that approximate their carrying value at May 27, 2006.

Note 7.    ACCRUED WARRANTY

Warranty activity for the years ended May 27, 2006 and May 28, 2005 consisted of the following:

	(in thousands)
	For the Fiscal Year Ended:
	May 27, 2006	May 28, 2005
Balance at the beginning of the period	$1,519	$1,061
Warranty accrual acquired	3,006	—
Accruals for warranties issued during the period	3,489	2,879
Accruals or changes in estimates related to pre-existing warranties	(2,120)	175
Settlements made during the period	(3,575)	(2,596)

Balance at the end of the period	$2,319	$1,519

Note 8.    OTHER ACCRUED LIABILITIES

Other accrued liabilities at May 27, 2006 consisted of the following:

	(in thousands)
	May 27, 2006	May 28, 2005
Accrued professional and legal services	$1,596	$1,603
Accrued sales commissions	1,538	521
Accrued other taxes	1,559	—
Net intercompany payable to Merix Asia	1,214	206
Accrued interest	1,054	280
Accrued capital expenditures	594	—
Accrued stamp duty assessment (see Note 23)	495	—
Accrued repair and maintenance	340	—
Accrued utilities	274	—
Accrued insurance	194	859
Environmental liability	67	51
Other	2,095	1,247

	$11,020	$4,767

Note 9.    ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS No. 143, the Company has recorded asset retirement obligations related to the restoration of the Merix Wood Village and Merix San Jose facilities to shell condition upon termination of the leases in place at those facilities. Refer to Note 11 for a discussion of the related lease terms. Activity related to asset retirement obligations for the years ended May 27, 2006 and May 28, 2005 consist of the following:

	(in thousands)
	For the Fiscal Year Ended:
	May 27, 2006	May 28, 2005
Asset retirement obligations at the beginning of the period	$960	$368
Liabilities incurred during the period	—	29
Liabilities assumed upon acquisition of Data Circuit Systems	—	179
Liabilities assumed upon acquisition of the operations of Eastern Pacific Circuits Limited	72	—
Liabilities settled during the period	—	—
Revisions in estimated cash flows	7	337
Accretion expense	69	47

Asset retirement obligations at the end of the period	$1,108	$960

Note 10.    DEBT AND FINANCING ARRANGEMENTS

Debt and financing arrangements include the following:

	(in thousands)
	May 27, 2006	May 28, 2005
4% Convertible debenture	$70,000	$—
5% Note payable	1,000	2,000
Subordinated note payable	11,000	—
Domestic term loan	15,125	—
6.5% Convertible debenture	—	25,000
Capital lease obligations	1,607	—

Total	$98,732	$27,000
Less current maturities	7,655	1,000

Total long-term obligations, net of current portion	$91,077	$26,000

4% Convertible Debenture

On May 16, 2006, the Company completed the sale of $60 million 4% Convertible Senior Subordinated Notes due 2013 and on May 24, 2006, the initial purchaser of the these notes exercised its option to purchase an additional $10 million principal amount, bringing the total gross proceeds to $70 million (collectively referred to as the “Notes due 2013”). The Company used the net proceeds from the sale to prepay the Company’s Asian Revolving Loans in the amount of $5 million, Asian Term Loans in the amount of $25 million, to reduce approximately $10.4 million of outstanding borrowings under the Domestic Revolving Loans and to redeem the $25 million 6.5% Convertible Debenture due May 2007. The Asian Revolving Loans and Asian Term Loans were permitted to be prepaid without penalty. The Company incurred a $563 thousand prepayment penalty as a result of the redemption of the $25 million 6.5% Convertible Debenture due May 2007. Upon payment of the outstanding obligations under the Company’s Asian Revolving Loans, Asian Term Loans, and $25 million 6.5% Convertible Debenture due May 2007, the underlying agreements were terminated.

The Notes due 2013 mature on May 15, 2013 and bear interest at a rate of 4% per year. Interest is payable in arrears on May 15 and November 15 of each year, beginning on November 15, 2006. The Notes due 2013 are convertible at the option of the holder into shares of the Company’s common stock at any time prior to maturity, unless the notes are earlier redeemed or repurchased. The Notes due 2013 are convertible at an initial conversion rate of 65.8328 shares per $1,000 principle amount, subject to certain adjustments. This is the equivalent to a conversion price of $15.19 per share. The Notes due 2013 are general unsecured obligations of the Company and are subordinate in right of payment to all of the Company’s existing and future senior debt, equal with any future unsecured debt that is not senior debt.

5% Note Payable

On December 9, 2004, Merix Corporation issued a $2 million, 5% promissory note (the “5% Notes”) in connection with the acquisition of Data Circuits Holdings, Inc. The 5% Notes bear interest at a rate of 5% per year and interest is payable quarterly. The remaining principal balance of $1 million matures in the third quarter of the fiscal year 2007.

Subordinated Note Payable

On September 29, 2005, Merix Caymans Trading Company Limited (“Merix Caymans”), a wholly owned subsidiary of the Company, issued a subordinated Promissory Note (“the Note”) to EPCH for a total of (a) $11 million, plus (b) the amount of the earn out consideration determined under the Master Sale and Purchase

Agreement in connection with the acquisition of Merix Asia (see Note 2). The principal is to be paid in four equal installments on March 1, 2007, December 1, 2007, December 1, 2008 and March 15, 2009. The outstanding principal balance earns interest at 7% through December 1, 2006, 8% through December 1, 2007 and 9% thereafter, payable quarterly. Merix Caymans may offset its payment obligations under the Note by the amount of warranty claims arising under the Master Sale and Purchase Agreement. The holder of the Note has a limited right to accelerate payment upon Merix Caymans’ failure to make payments due under the Note, Merix Caymans, Merix Caymans Holding Company Limited (“Merix Holdings”) or their subsidiaries raising debt and/or equity financing proceeds in excess of $50 million or certain insolvency or bankruptcy events. The Note is unsecured and subordinated to the Company’s obligations to its senior secured lender. The Note is subject to various restricted covenants. Merix Caymans and Merix Holdings were in compliance with all applicable covenants at May 27, 2006.

The Company has not accrued additional amounts relating to the earnout consideration component of the Note, as the Company is unable to estimate additional earnout amounts to which it may be subject under the Master Sale and Purchase Agreement. See Note 2.

Domestic Term Loan

On September 28, 2005, Merix Corporation entered into a Loan and Security Agreement with a bank group (the “Loan Agreement”). Under the Loan Agreement, the lenders provided a term loan of $16.5 million and a revolving line of credit of up to $38.5 million based on a borrowing base consisting primarily of the Company’s accounts receivable. The maturity date of the Loan Agreement is September 28, 2010, with the principal of the term loan to be repaid in 19 equal quarterly payments of $687 thousand each and a final payment on the maturity date of $3.4 million. All revolving loans must be repaid in full on the maturity date. The initial loan proceeds were used to fund the acquisition of Merix Asia. The obligations under the Loan Agreement are secured by substantially all of the U.S. assets of the Company. The loans bear interest at (a) either the prime rate or LIBOR, plus (b) an additional margin, which is 50 basis points higher for the term loan than for the revolving loan, based on certain performance criteria. The Loan Agreement contains a number of restrictive covenants, all of which the Company was in compliance with as of May 27, 2006. Specifically, the Company’s ability to down stream funds to Merix Asia is limited, subject to certain conditions, to $10 million in the aggregate at any time. The Loan Agreement is guaranteed by the following wholly-owned subsidiaries of the Company: Merix Nevada, Inc., Merix Asia, Inc., a United States holding company, and Data Circuit Holdings, Inc. The weighted average borrowing rate at May 27, 2006 on these instruments was 7.4%.

6.5 % Convertible Debenture

During the first quarter of the fiscal year 2003, the Company privately sold a $25 million 6.5% convertible debenture due in May 2007. In May 2006, the Company used the proceeds from the sale of the 4% Convertible Senior Subordinated Notes due 2013 to redeem the $25 million 6.5% convertible debenture. The debenture was unsecured, convertible into shares of common stock at a fixed conversion price of $19.41, and became callable in August 2004. Under the terms of the agreement, interest was payable quarterly, and the debenture contained a put option that entitled the holder to require the Company to redeem the debenture at a price equal to 110% of the principal balance upon a change in control of the Company. The put option was marked-to-market quarterly and the change in fair value was recorded in the consolidated statements of operations. The debenture contained a debt ratio incurrence restrictive covenant.

Asian Revolving Loans and Asian Term Loan

On September 29, 2005, Merix Caymans, a wholly-owned subsidiary of the Company, entered into a Credit Agreement (“Credit Agreement”) with a bank group. Under the Credit Agreement, the lenders provided an initial term loan of $21.3 million, a second term loan of $3.7 million and a revolving line of credit of $5.0 million, all of which the Company prepaid on May 26, 2006 using the net proceeds from the 4% Convertible Senior Subordinated Notes due 2013. The original maturity date of the Credit Agreement was March 15, 2009, with the principal of the term loans to be repaid in equal payments of $7.5 million on each of December 1, 2006, 2007 and 2008 and the balance payable, along with the outstanding balance of the revolving loan, on March 15, 2009. The initial loan proceeds were used to fund the acquisition of Merix Asia. The obligations under the Credit Agreement were collateralized by substantially all the assets of Merix Asia. The loans bore interest at (a) LIBOR, plus (b) an additional margin i) of 250 basis points for the first year, and ii) an amount to be determined based on certain performance criteria each year thereafter.

The Credit Agreement contained a number of restrictive covenants. For the period from January 12, 2006 through January 20, 2006 and again for the period from February 11, 2006 through February 24, 2006, the Company was in technical default with the lender related to the perfection of a security pledge on collateral located in the People’s Republic of China. The Company obtained a waiver of each technical default from the lenders.

Capital Lease Obligations

Capital lease obligations represent financing obligations for machinery and equipment at the Company’s Asian facilities. The capital lease obligations are payable in monthly installments of principal and interest and are collateralized by the related assets financed (See Note 11).

Deferred Financing Costs, net

Deferred financing costs, net at May 27, 2006 include $4.3 million of financing costs relating to the Notes due 2013 and $1.4 million of financing costs relating to the Domestic Term Loan. The financing costs are deferred and amortized over the life of the outstanding debt to which it relates through the contractual maturity date, as defined in the debt agreement.

Principal Payments of Long-Term Debt

Principal payments of long-term debt, including capital lease obligations, as of May 27, 2006, are as follows:

(in thousands)
For the Fiscal Year Ending:	Principal Payments of Long-Term Debt
May 26, 2007	$7,655
May 31, 2008	5,940
May 30, 2009	8,262
May 29, 2010	2,750
May 30, 2011	4,125
Thereafter	70,000

Total principal payments	$98,732

Note 11.    LEASE AGREEMENTS

Capital Leases

In connection with the acquisition of Merix Asia (see Note 2), the Company assumed obligations for existing leases classified as capital under the requirements of SFAS 13, “Accounting for Leases” (“SFAS 13”). All of the acquired leases are for machinery and equipment for use in the manufacturing facilities located in Asia, with original lease terms ranging from 8 to 48 months.

The following is an analysis of the leased property under capital leases:

	(in thousands)
Class of Property	Included in Assets at May 27, 2006	Included in Assets at May 28, 2005
Machinery & equipment	$2,090	$—
Less: Accumulated amortization	(634)	—

	$1,456	$—

Consolidated future minimum lease payments under noncancelable capital leases as of May 27, 2006 are as follows:

(in thousands)
For the Fiscal Year Ending:	Minimum Payments Under Capital Lease Obligations
May 26, 2007	$1,311
May 31, 2008	515
May 30, 2009	13
May 29, 2010	—
May 28, 2011	—
Thereafter	—

Total minimum lease payments	$1,839
Less: Amount representing interest	(232)

Present value of net minimum lease payments	$1,607

Operating Leases

In August 2000, the Company entered into a noncancelable operating lease agreement to lease a manufacturing facility located in Wood Village, Oregon. Under the terms of the lease agreement, lease payments began in July 2001 and lease payments escalate at specific points over the minimum ten year term of the lease. Rent expense is recognized on the straight line basis. The Company has the option to extend the term of the lease for three consecutive five-year periods beyond the initial lease term.

Merix San Jose leases office space and production facilities under noncancelable operating lease agreements with various initial terms ending through the fiscal year 2010 and options to extend the lease terms beyond the initial lease terms through the fiscal year 2019. Lease payments escalate at specific points over the minimum five year lease terms. Rent expense is recognized on the straight line basis.

Merix Asia leases office, apartment space and production facilities under noncancelable operating lease agreements with various initial terms ending through the fiscal year 2008. Rent expense is recognized on the straight line basis. These lease agreements do not contain options to extend the lease terms and the lease payments do not escalate.

Rental expense under significant operating leases was $1.7 million, $886 thousand, and $614 thousand during the fiscal years 2006, 2005, and 2004, respectively.

Consolidated future minimum lease payments under noncancelable operating leases that have lease terms in excess of 12 months as of May 27, 2006 are as follows:

(in thousands)
For the Fiscal Year Ending:	Minimum Payments Under Operating Lease Obligations
May 26, 2007	$1,700
May 31, 2008	1,241
May 30, 2009	799
May 29, 2010	751
May 28, 2011	632
Thereafter	53

$5,176

In 2003, the Company leased manufacturing equipment under an operating lease that was entered into as part of a sales-leaseback transaction. The lease included a buy-out provision whereby the Company had the option to purchase the equipment at the end of the fourth year. In the second quarter of fiscal 2004, the Company exercised the buy-out option and paid $1.5 million for the purchase of the equipment, releasing the Company from further obligation under this lease.

Note 12.    STOCK-BASED COMPENSATION PLANS

The Company has a 1994 Stock Incentive Plan (“the 1994 Plan”) for employees, consultants and directors of the Company that was approved by the Company’s shareholders. The 1994 Plan, as amended, permits the grant of up to 3,575,000 shares of authorized common stock in the form of incentive stock options, non-qualified stock options, stock bonus rights, restricted stock awards and performance based awards to employees, independent contractors and consultants. The 1994 Plan provides for automatic option grants of 20,000 shares to directors that are not affiliated with Merix at the time the director is first elected to the board and 5,000 shares annually thereafter.

The Company also has a Merix Corporation 2000 Nonqualified Stock Option Plan (“the 2000 Plan”) that was adopted by the Company and did not require approval by the Company’s shareholders. The 2000 Plan, as amended, permits the grant of up to 4,000,000 shares of authorized common stock in the form of nonqualified stock options and stock awards to employees, directors and to non-employee consultants, agents and independent contractors and advisors who provide services to the Company. The number of shares subject to stock options and stock awards granted to officers and directors in any given year cannot exceed 25% of the total number of shares subject to awards granted in that year.

In both plans, a committee of the Board of Directors has the authority to determine option prices. To date, all options have been granted at or above the fair market value of the stock at the date of grant. The options vest as determined by the Human Resources Compensation Committee (HRCC) of the Board of Directors and generally become exercisable ratably over a four-year period, beginning one year after the date of grant. The options may in no event have a term exceeding ten years from the date of grant.

On May 25, 2005, the Company’s Board of Directors accelerated vesting of outstanding “underwater” employee stock options with exercise prices greater that $8.00 per share. Approximately 1.3 million options, or approximately 39% of the Company’s total outstanding options as of May 25, 2005, with varying remaining vesting schedules, were subject to this acceleration and became immediately exercisable. As a result of this acceleration, the Company expects to reduce its exposure to the effects of SFAS 123R. The Company currently estimates a reduction in stock-based compensation expense associated with this acceleration of approximately $329 thousand for fiscal year 2007 and an additional $300 thousand in total for subsequent years. This acceleration only relates to specific underwater options, and accordingly, is not representative of the overall impact that SFAS 123R will have on the consolidated results of the Company’s operations, cash flows or liquidity upon implementation of SFAS 123R. We estimate that the adoption of SFAS 123R will result in approximately $500 thousand of stock option expense being recorded during the first quarter of the fiscal year 2007.

A summary of stock option activity under both plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at May 31, 2003	3,315,322	$12.49
Granted	311,525	15.30
Exercised	(592,869)	7.80
Cancelled	(112,774)	14.53

Outstanding at May 29, 2004	2,921,204	$13.67
Granted	803,687	9.86
Exercised	(71,063)	7.22
Cancelled	(282,290)	12.94

Outstanding at May 28, 2005	3,371,538	$12.96
Granted	1,181,400	6.94
Exercised	(212,339)	8.11
Cancelled	(837,760)	16.53

Outstanding at May 27, 2006	3,502,839	$10.37

The following table summarizes total stock options exercisable as of May 27, 2006, May 28, 2005 and May 29, 2004:

Stock Options Exercisable as of:	Number of Shares	Weighted Average Exercise Price
May 29, 2004	1,302,025	$15.05
May 28, 2005	3,253,336	12.99
May 27, 2006	2,686,131	11.22

The following table summarizes information about stock options outstanding for both plans at May 27, 2006:

Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$ 2.04 – $ 5.84	364,921	5.84	$ 5.00	58,671	$2.97
$ 5.85 – $ 6.60	378,900	1.83	$ 6.25	299,450	$6.19
$ 6.63 – $ 8.15	294,029	4.87	$ 7.56	140,253	$7.09
$ 8.19 – $ 8.34	384,627	3.47	$ 8.33	360,561	$8.34
$ 8.40 – $ 8.57	386,033	3.06	$ 8.57	385,967	$8.57
$ 8.58 – $ 9.22	366,924	5.17	$ 9.18	363,174	$9.18
$ 9.25 – $10.85	418,275	5.67	$ 9.96	213,925	$10.50
$11.12 – $14.37	442,215	3.49	$12.73	408,465	$12.75
$15.28 – $21.51	368,965	3.48	$18.20	360,215	$18.22
$21.75 – $67.06	97,950	3.48	$35.84	95,450	$36.13

$ 2.04 – $67.06	3,502,839	4.06	$10.37	2,686,131	$11.22

The Company issues stock awards to certain employees of the Company. These awards include restricted stock awards, performance stock awards and stock grants. Stock awards are subject to vesting and other terms, as specified at the time of issuance by the HRCC Committee of the Board of Directors. Generally, restricted stock awards vest ratably over a four-year period, beginning on the first anniversary of their issuance, and may contain accelerated vesting provisions. Stock grants vest immediately and performance awards vest upon the satisfaction of certain performance criteria. Unearned compensation expense is recognized ratably over the vesting period or upon the satisfaction of certain performance criteria. The Company awarded 121,740, 46,000 and 30,500 of shares of stock awards during the fiscal year ended May 27, 2006, May 28, 2005 and May 29, 2004, respectively, of which 30,493 shares vested during the fiscal year ended May 27, 2006, none vested during the fiscal year ended May 28, 2005 and 15,250 vested during the fiscal year ended May 29, 2004. Compensation expense of $236 thousand, $116 thousand and $195 thousand related to the vesting of these shares was recorded during the fiscal year ended May 27, 2006, May 28, 2005 and May 29, 2004, respectively.

Note 13.    EQUITY

On March 25, 1997, the Board of Directors adopted a Shareholder Rights Plan (the “Shareholder Rights Plan”) designed to preserve and enhance shareholder value and the Company’s ability to carry out its long-term business strategy. Under the Shareholder Rights Plan, the Company reserved 500,000 shares of Series A Preferred Stock. In connection with the adoption of the Plan, the Board of Directors declared a dividend distribution of one Right per share of common stock, payable to the shareholders of record on April 25, 1997. One Right enables the holder, under certain circumstances, to purchase one share of either Series A Preferred Stock or Common Stock of the Company. The Company may redeem the Rights for $0.001 per Right under certain circumstances.

In the third quarter of fiscal 2004 the Company completed an underwritten public offering of 3,700,000 shares of common stock at a price of $25.21 per share, less offering costs and underwriting discounts of $5.5 million, providing net proceeds of $87.7 million.

Note 14.    SEVERANCE AND IMPAIRMENT CHARGES

During the first quarter of fiscal 2006, the Company executed cost reduction actions that included a reduction in approximately 130 employee positions across the Company’s manufacturing and support organizations, predominantly in Oregon. The Company recorded a charge of $658 thousand related to severance costs and $477 thousand for the impairment of certain fixed assets. As of May 27, 2006, the Company had no accrued liability remaining.

Note 15.    INCOME TAXES

The provision for income taxes was $460 thousand in 2006 and $8 thousand during the fiscal year 2005. During the fiscal year 2006, the Company’s book income before income tax and minority interests of $2.3 million consisted of $9.0 million of pre-tax income in the United States and $6.7 million of foreign pre-tax loss. Income tax expense consists of federal, state and foreign income taxes. Deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities, using currently enacted tax rates expected to be in effect during the year in which the basis differences reverse. The provision for income taxes consisted of the following:

	(in thousands)
	For the Year Ended:
	May 27, 2006	May 28, 2005	May 29, 2004
Current:
Federal	$199	$—	$—
State	63	2	—
Foreign	198	6	—

Total current	$460	$8	$—

Deferred:
Federal	$2,666	$(487)	$(46)
State	(63)	(117)	96
Foreign	(998)	—	—

Total deferred	$1,605	$(604)	$50

Valuation allowance:
Federal	$(2,666)	$487	$46
State	63	117	(96)
Foreign	998	—	—

Total valuation allowance	$(1,605)	$604	$(50)

Income tax expense	$460	$8	$—

The principal differences between taxes on income computed at the federal statutory rate of 34% during the fiscal years 2006, 2005 and 2004 and recorded income tax expense were as follows:

	(in thousands)
	For the Year Ended:
	May 27, 2006	May 28, 2005	May 29, 2004
Tax computed at statutory rate	$770	$(885)	$9
State income taxes, net of federal benefit	295	(86)	1
Effect of foreign income tax rates	(263)	—	—
Federal qualified research expenditures credit	(157)	(342)	—
State tax credits, net of federal benefits	(295)	(111)
Non-deductible items:
Intercompany charges not deductible in certain foreign jurisdictions	444	—	—
Interest expense not deductible in certain foreign jurisdictions	506	—	—
Amortization of intangibles	521	—	—
Other	454	133	28
Change in valuation allowance	(1,605)	604	(38)
Other, net	(210)	695	—

	$460	$8	$—

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	(in thousands)
	May 27, 2006	May 28, 2005
Deferred tax assets - current:
Inventories	$1,589	$1,135
Vacation accrual	614	377
Sales allowances	355	344
Other	953	721

Deferred tax assets - current	$3,511	$2,577

Deferred tax assets - long-term:
Alternative minimum tax credit	$749	$549
Net operating loss carryforward	17,827	19,333
Qualified research expenditures and other credits	3,399	2,887

Deferred tax assets - long-term	$21,975	$22,769

Deferred tax liabilities - long-term:
Intangible basis difference	$(1,767)	$(2,708)
Fixed asset basis difference	(6,716)	(6,671)
Other	(485)	(363)

Deferred tax liabilities - long-term	$(8,968)	$(9,742)

Net deferred tax asset before effect of valuation allowance	16,518	15,604
Valuation allowance	(16,518)	(15,604)

Net deferred tax asset	$—	$—

At May 27, 2006, the Company had net operating loss carryforwards of approximately $42.4 million, $59.1 million and $11.7 million for US federal, US state and foreign income tax purposes, respectively. As of May 27, 2006, the Company had unused federal and state credit carryforwards of approximately $2.4 million and $1.1 million, respectively. Net operating losses and research expenditures credits will expire between the fiscal years 2007 and 2026 and certain state credits may be carried forward indefinitely until exhausted. In addition, the Company had alternative minimum tax credit carryforwards of approximately $749 thousand, which are available to reduce future federal regular income taxes, if any, over an indefinite period. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income before these carryforwards expire. Net operating losses in Hong Kong can be carried forward indefinitely and net operating losses in the People’s Republic of China expire between fiscal 2007 and 2011.

SFAS 109 requires that historical operating losses must weigh heavily in assessing the realizability of deferred tax assets. Accordingly, a full valuation allowance against the net deferred tax asset was recorded due to losses generated during the three prior years and the lack of positive evidence to support the utilization of net operating losses and other tax attributes against future income.

The cumulative increase in the valuation allowance for the years ended May 27, 2006, May 28, 2005 and May 29, 2004 was an increase of approximately $914 thousand, a decrease of approximately $3.9 million and an increase of approximately $2.9 million, respectively. The cumulative increase in the valuation allowance during the fiscal year 2006 is a result of an increase of approximately $2.2 million due to purchase accounting adjustments related to the purchase of Merix Asia, a decrease due to ordinary operations of $1.6 million and an increase of $321 thousand due to stock option activity. Deferred tax assets and related valuation allowances of approximately $3.2 million relate to certain US federal and state NOL carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision. When realization of the deferred tax asset is more-likely-than-not to occur, the benefit related to the deductible temporary differences attributable to ordinary operations will be recognized as a reduction of income tax expense. The benefit related to deductible temporary differences attributable to purchase accounting may result in a reduction to goodwill.

A subsidiary in the People’s Republic of China is in a tax holiday effective through December 2009, whereby the applicable statutory rate is zero through December 2006 and subject to a reduced rate of 12% through December 2009. The impact of the China tax holiday was to increase net income by $381 thousand ($0.02 per diluted share) during the fiscal year 2006.

The Company will provide for United States income taxes on the earnings of foreign subsidiaries if foreign subsidiaries have positive taxable earnings and they are not considered indefinitely reinvested outside of the United States. The Company indefinitely reinvests the cumulative undistributed earnings of its foreign subsidiaries. At May 27, 2006, the cumulative earnings and profits of foreign subsidiaries was a taxable deficit.

Note 16.    NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock and potentially dilutive common shares related to stock options and the convertible debenture outstanding during the period. Dilutive potential common shares related to outstanding stock options of 195,855 and 636,698 were included in the calculation of diluted net income per share for the fiscal years ended May 27, 2006 and May 29, 2004, respectively. No incremental shares were included in the calculations of net loss per share for the year ended May 28, 2005, because including these shares would have been anti-dilutive.

The following table represents reconciliation from basic net income (loss) per share to diluted net income (loss) per share. Options to purchase 2,819,706, 1,702,278 and 751,833 shares of common stock were outstanding at May 27, 2006, May 28, 2005 and May 29, 2004, respectively, however, were not included in the computation of diluted net income (loss) per share, because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

	(in thousands, except per share amounts)
	May 27, 2006	May 28, 2005	May 29, 2004
Determination of Net Income (Loss) Per Share - Basic:
Net income (loss)	$1,432	$(2,610)	$28
Divided by: weighted average number of basic shares	19,519	19,224	16,194

Net income (loss) per share - basic	$0.07	$(0.14)	$0.00

Determination of Net Income (Loss) Per Share - Diluted:
Net income (loss)	$1,432	$(2,610)	$28
Divided by: weighted average number of diluted shares	19,715	19,224	16,830

Net income (loss) per share - diluted	$0.07	$(0.14)	$0.00

The following incremental shares were excluded from the calculation of diluted net income (loss), because including these shares would have been anti-dilutive:

	For the Year Ended:
	May 27, 2006	May 28, 2005	May 27, 2004
Incremental weighted average shares related to:
Outstanding stock options	2,819,706	1,702,278	751,833
Convertible debentures	1,382,988	1,287,996	1,287,996

Total	4,202,694	2,990,274	2,039,829

Note 17.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	(in thousands)
	For the Year Ended:
	May 27, 2006	May 28, 2005	May 29, 2004
Net income (loss)	$1,432	$(2,610)	$28

Other comprehensive income
Change in cumulative translation adjustment	13	—	—

Total other comprehensive income	13	—	—

Total comprehensive income (loss)	$1,445	$(2,610)	$28

The components of accumulated other comprehensive income (loss) are as follows:

	(in thousands)
	For the Year Ended:
	May 27, 2006	May 28, 2005	May 29, 2004
Cumulative translation adjustment	$13	$—	$—

Note 18.    OPERATING SEGMENTS

The Company has three reportable business segments defined by geographic location in accordance with SFAS 131: (1) Merix Oregon, (2) Merix San Jose and (3) Merix Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. The Company’s operating segments are evidence of the internal structure of the Company’s organization. Each segment operates predominately in the same industry with production facilities that produce similar customized products for its customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team. The Company’s chief operating decision maker (CODM) is the Company’s Chief Executive Officer.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Net sales by geographic operating segment are defined as net sales consummated within the region where the sale originated. The Company defines the sales origination to be the region where the product is manufactured. Prior to the acquisition of Merix Asia on September 29, 2005, the Company reported geographic consolidated net sales based on the domicile of the OEM customer. Subsequent to the acquisition of Merix Asia, the Company changed its reporting definition of geographic net sales origination from the domicile of the OEM customer to net sales by manufacturing location.

All corporate-type expenses have been included in the Merix Oregon segment.

Net sales, depreciation expense, amortization expense of identifiable intangible assets, operating income, a reconciliation of operating income to net income, capital expenditures, accounts receivables, net, inventories, property, plant and equipment, net, goodwill and total assets for each operating segment are regularly reviewed by management and are therefore provided below:

	(in thousands)
	Merix Oregon	Merix San Jose	Merix Asia	Consolidated
For the Fiscal Year Ended May 27, 2006:

Net sales	$193,258	$32,256	$83,468	$308,982
Depreciation expense	(12,485)	(1,461)	(3,845)	(17,791)
Amortization expense - identifiable intangible assets	—	(2,687)	(419)	(3,106)

Operating income (loss)	10,254	321	(706)	9,869
Debt extinguishment costs	(864)	—	(956)	(1,820)
Interest income	1,799	5	30	1,834
Interest expense	(4,094)	—	(1,965)	(6,059)
Other income (expense), net	(15)	10	(1,555)	(1,560)

Income (loss) before taxes and minority interests	7,080	336	(5,152)	2,264

Income tax expense	264	—	196	460

Income (loss) before minority interests	6,816	336	(5,348)	1,804

Minority interests in net income of consolidated subsidiaries, net of tax	—	—	372	372

Net income (loss)	$6,816	$336	$(5,720)	$1,432

	(in thousands)
	Merix Oregon	Merix San Jose	Merix Asia	Consolidated
For the Fiscal Year Ended May 28, 2005:

Net sales	$173,744	$13,250	$—	$186,994
Depreciation expense	(13,050)	(688)	—	(13,738)
Amortization expense - identifiable intangible assets	—	(1,386)	—	(1,386)

Operating income (loss)	(2,750)	113	—	(2,637)
Interest income	2,013	—	—	2,013
Interest expense	(1,681)	—	—	(1,681)
Other income (expense), net	(298)	1	—	(297)

Income (loss) before taxes and minority interests	(2,716)	114	—	(2,602)

Income tax expense	8	—	—	8

Income (loss) before minority interests	(2,724)	114	—	(2,610)

Minority interests in net income of consolidated subsidiaries, net of tax	—	—	—	—

Net income (loss)	$(2,724)	$114	$—	$(2,610)

	(in thousands)
	Merix Oregon	Merix San Jose	Merix Asia	Consolidated
For the Fiscal Year Ended May 29, 2004:

Net sales	$156,400	$—	$—	$156,400
Depreciation expense	(10,298)	—	—	(10,298)
Amortization expense - identifiable intangible assets	—	—	—	—

Operating income	1,155	—	—	1,155
Interest income	728	—	—	728
Interest expense	(1,636)	—	—	(1,636)
Other expense, net	(219)	—	—	(219)

Income before taxes and minority interests	28	—	—	28

Income tax expense	—	—	—	—

Income before minority interests	28	—	—	28

Minority interests in net income of consolidated subsidiaries, net of tax	—	—	—	—

Net income	$28	$—	$—	$28

	(in thousands)
	For the Year Ended:
	May 27, 2006	May 28, 2005	May 29, 2004
Capital Expenditures:

Merix Oregon	$2,720	$15,215	$13,684
Merix San Jose	1,625	598	—
Merix Asia	2,901	—	—

Total	$7,246	$15,813	$13,684

	(in thousands)
	May 27, 2006	May 28, 2005
Accounts Receivable, net:

Merix Oregon	$49,005	$34,056
Merix San Jose	5,231	3,282
Merix Asia	21,143	—

Total	$75,379	$37,338

	(in thousands)
	May 27, 2006	May 28, 2005
Inventories:

Merix Oregon	$13,079	$10,372
Merix San Jose	1,125	855
Merix Asia	10,180	—

Total	$24,384	$11,227

	(in thousands)
	May 27, 2006	May 28, 2005
Assets Held for Sale:

Merix Oregon	$1,987	$—
Merix San Jose	—	—
Merix Asia	—	—

Total	$1,987	$—

	(in thousands)
	May 27, 2006	May 28, 2005
Property, Plant and Equipment, net:

Merix Oregon	$69,640	$83,593
Merix San Jose	4,680	4,539
Merix Asia	48,542	—

Total	$122,862	$88,132

	(in thousands)
	May 27, 2006	May 28, 2005
Goodwill:

Merix Oregon	$—	$—
Merix San Jose	25,551	25,551
Merix Asia	64,338	—

Total	$89,889	$25,551

	(in thousands)
	May 27, 2006	May 28, 2005
Total Assets:

Merix Oregon	$168,300	$207,231
Merix San Jose	45,303	46,710
Merix Asia	165,327	—

Total	$378,930	$253,941

Major Customers:    The Company’s five largest OEM customers, which vary from year to year, comprised 39%, 59% and 68% of the Company’s consolidated net sales during the fiscal years ended May 27, 2006, May 28, 2005 and May 29, 2004, respectively. Net sales to one customer individually represented 20% of consolidated net sales during the fiscal year ended May 27, 2006. Net sales to this customer primarily related to the Merix Oregon operating segment. Comparatively, sales to two OEM customers individually represented 29% and 16% of consolidated net sales during the fiscal year ended May 28, 2005 and 35% and 15% of consolidated net sales during the fiscal year ended May 29, 2004.

The following are our significant end customers by operating segment:

Merix Oregon – Merix Oregon’s five largest customers during the fiscal year 2006, in alphabetic order, were Cisco Systems Inc., Juniper Networks Inc., Motorola Inc., Nokia Corporation, and Nortel Networks Inc. During the fiscal year ended May 27, 2006, Merix Oregon’s net sales to Cisco Systems and Motorola represented 32% and 13%, respectively, of Merix Oregon’s net sales.

Merix Asia – Merix Asia’s five largest customers during the fiscal year 2006, in alphabetic order, were Astec Power, Lear Corporation, Robert Bosch Corporation, TRW Automotive, Inc. and Visteon Corporation. During the fiscal year ended May 27, 2006, Merix Asia’s net sales to TRW Automotive, Visteon and Robert Bosch Corporation represented 21%, 12% and 10%, respectively, of Merix Asia’s net sales.

Merix San Jose – Merix San Jose’s five largest customers during the fiscal year 2006, in alphabetic order, were Aeroflex, Medtronic Inc., Paramit Corporation, Sauer Danfoss Inc. and Solectron USA Inc. During the fiscal year ended May 27, 2006, none of Merix San Jose’s customers represented 10% or more of Merix San Jose’s net sales.

Note 19.    BENEFIT PLANS

The Company has two defined contribution plans, one in Oregon and one in California, which meet the requirements of Section 401(k) of the Internal Revenue Code for all regular employees and executive officers. Under the 401(k) plan for employees that reside in Oregon, the Company matches employee contributions of 100% of the first 3% of an employee’s base pay and Company contributions vest at a rate of 25% a year. The Company’s contributions may be made in cash or in the Company’s stock. During the fiscal years 2006, 2005 and 2004, contribution expense related to this plan was $1.1 million, $1.6 million, and $1.4 million, respectively. Under the 401(k) plan for employees that reside in California, the Company matches employee contributions of 20% of the first 5% of an employee’s base pay and Company contributions vest at a rate of 20% a year after the first year. During fiscal year 2006, 2005 and 2004 contribution expense related to this plan was $71 thousand, $25 thousand and $0, respectively. During the calendar year 2005, the Company was not in compliance with certain 401(k) regulations relating to highly compensated employees within its 401(k) plan. Contributions for highly compensated employees exceeded allowed limits by $43 thousand during the calendar year 2005.

Certain Merix Asia employees are entitled to receive a long service payment if they have been employed under a continuous contract for a period of not less than five years. Upon termination of employment, the employee is entitled to receive both the long service payment, if eligible, and severance payment, which are together calculated as the lesser of (1) the employee’s last full month’s wages multiplied by two-thirds multiplied by the employee’s total number of service years, or (2) 22,500 Hong Kong Dollars (approximately US$3 thousand at May 27, 2006) multiplied by two-thirds multiplied by the employee’s total number of service years. The total cumulative severance and long service plan payment are subject to a maximum payment not to exceed 390,000 Hong Kong Dollars (approximately US$50 thousand at May 27, 2006). The Company’s Long Service Payment Plan accrual at May 27, 2006 was $2.4 million. During the fiscal year 2006, contribution expense related to this plan was $59 thousand.

Note 20.    CONCENTRATIONS OF RISK

The Company is subject to concentrations of credit risk, primarily associated with cash and cash equivalents, short-term investments and accounts receivables. To mitigate risk associated with cash, cash equivalents, and investments, the Company places cash, cash equivalents, and investments with financial institutions with investment grade credit ratings and limits the amount of credit exposure to any one financial institution. To mitigate risk associated with short-term investments, the Company further selects investments with creditworthy investees and diversifies the portfolio. The Company’s more significant credit risk is attributable to accounts receivables. The Company’s credit risk surrounding accounts receivables are mitigated through (a) ongoing credit evaluations of customers, (b) monitoring of current changes in the customers’ businesses, and (c) responding to circumstances promptly. The accounts receivable can either be due from an OEM customer or its electronic manufacturing service provider, depending upon the billing arrangement.

In total, five entities represented approximately 39% of the net trade accounts receivable balance at May 27, 2006, individually ranging from 5% to 15%. Comparatively, five entities represented approximately 67% of the net trade accounts receivable balance at May 28, 2005, individually ranging from 5% to 39%. The risk in trade accounts receivable is limited due to the creditworthiness of entities to which we sell products and the relatively stable geopolitical environment of the countries in which these entities reside. The Company has not had significant losses related to its accounts receivable in the past.

Certain of the Company’s products use types of laminate materials that are only available from a single supplier that holds a patent on the material. Although other manufacturers of advanced printed circuit boards must also use the single supplier, and the Company’s OEM customers generally determine the type of laminate materials used, a failure to obtain the material from the single supplier, for any reason, may cause disruption, and possible cancellation, of orders for printed circuit boards using that type of laminate, which in turn would cause a decrease in the Company’s consolidated net sales.

Note 21.    COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company is party to various legal claims, actions and complaints.

On June 17, 2004, the Company and certain of its executive officers and directors were named as defendants in the first of four purported class action lawsuits alleging violations of federal securities laws. These four cases, which were filed in the United States District Court for the District of Oregon, have now been consolidated in a single action entitled “In re Merix Securities Litigation”, Lead Case No. CV 04-826-MO. A lead plaintiff was appointed, who filed a consolidated and amended class action complaint on November 15, 2004. On September 15, 2005, the court dismissed the complaint, without prejudice, and gave plaintiffs leave to amend their complaint. On November 18, 2005, the lead plaintiff filed an amended complaint. The complaint, as amended, alleges that the defendants violated the federal securities laws by making certain alleged inaccurate and misleading statements in the Prospectus used in connection with the January 2004 public offering. On January 26, 2006, the defendant’s filed a motion to dismiss the amended complaint. The Company intends to continue to vigorously defend itself and the officer and director defendants.

On July 2, 2004, two derivative lawsuits were filed in the Circuit Court for the State of Oregon, County of Multnomah, against certain of the Company’s officers and directors based on the same allegations made in the class action lawsuit. The Company is named as a nominal defendant in these derivative lawsuits, which have now been consolidated under a single action entitled “In re Merix Corporation Derivative Litigation”, Lead Case No. 0407-06807. On April 29, 2005, plaintiffs filed a consolidated shareholder derivative complaint in which they allege breaches of fiduciary duties and mismanagement by the defendants. Plaintiffs seek unspecified damages from the defendants, purportedly on behalf of the Company, as well as the derivative plaintiffs’ attorneys’ fees and costs. On August 31, 2005, the federal court hearing the class action lawsuit described above granted a motion to stay discovery in this state-court derivative action. On September 13, 2005, the state court stayed all proceedings in the derivative lawsuit pending further developments in the federal class action lawsuit, including all proceedings on a motion that the defendants filed on July 7, 2005 to dismiss the consolidated shareholder derivative complaint.

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

We are from time to time made subject to employment-related claims and other commercial claims in the ordinary course of our business. We have recorded charges for the estimated probable costs associated with defending these claims. We believe that our reserves are adequate and that the outcome should not have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

Environmental Matters

The process to manufacture printed circuit boards requires adherence to environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standard applicable in each of the jurisdictions in which the Company operates. The Company’s plants in Huiyung and Huizhou currently are not compliant with all applicable environmental permits and requirements. The Company has worked cooperatively with regulators in the People’s Republic of China and has agreed upon a remediation plan. The Company anticipates that this plan, if executed, would not result in any unplanned fines, penalties or costs. The Company incurred $340 thousand and $600 thousand of environmental remediation costs relating to the Huiyang facility and Huizhou facility, respectively, in the People’s Republic during the fiscal year ended May 27, 2006. Management believes that its other facilities comply in all material respects with applicable environmental laws and regulations. The Company has in the past received certain notices of violations and has been required to engage in certain minor corrective activities. There can be no assurance that violations will not occur in the future.

Commitments

As of May 27, 2006, the Company had capital commitments of approximately $8.2 million primarily relating to the purchase of manufacturing equipment.

On April 14, 2005, the Company entered into a Master Sale and Purchase Agreement (the “Agreement”) with EPCH. Pursuant to the Agreement, the Company acquired from EPCH the operations of Eastern Pacific Circuits, Ltd and certain of its subsidiaries, a Hong Kong based supplier of printed circuit boards, for a total purchase price of $120.3 million, (1) subject to adjustment based on changes in working capital, (2) subject to an additional earn out payment of up to $13 million if the business meets certain adjusted EBITDA targets in calendar 2005, and (3) subject to revised purchase price negotiations based on a revised Merix Asia business valuation. The Company is continuing to work with EPCH to finalize the purchase price; however, the Company is currently unable to estimate the date on which the purchase price will be finalized. The Company has not recorded or accrued for any potential additional consideration relating to the earn out clause, as the Company is unable to determine the amounts, if any, of additional consideration that will be paid.

The Company has consignment agreements with certain suppliers for raw material inventory, some of which obligate the Company to purchase inventory on hand upon termination of the agreement. As of May 27, 2006, potential commitments under these agreements were insignificant.

Note 22.    RELATED PARTY TRANSACTIONS

On September 29, 2005, Merix Caymans entered into an inter-company loan agreement (“the Loan”) with Merix Corporation. Under the terms of the agreement, Merix Corporation loaned $41.2 million to Merix Caymans with interest payable at a rate equal to 110% of the Federal mid-term rate for each quarter. The loan proceeds were used to fund the acquisition of Merix Asia. Interest payments are due on September 1, December 1 and March 1 of each year, as well as on the last Friday in May of each year. The unpaid principal and accrued unpaid interest on the Loan are payable in full on the last Friday of May of each year, or, on September 1, December 1, March 1 and on the last Friday in May of each year, the unpaid principal amount of the Loan is rolled over into a new loan. In the event that the parties are no longer affiliated entities, the unpaid principal and accrued unpaid interest on the Loan will be due immediately and payable in full and the agreement will automatically terminate. During the year ended May 27, 2006, $1.3 million of interest relating to the Loan was paid to Merix Corporation. All accrued principal and interest amounts relating to the Loan were eliminated in consolidation in accordance with the Company’s consolidation policies described in Note 1.

On May 24, 2006, Merix Caymans added an addendum to the inter-company loan agreement with Merix Corporation discussed above, whereby Merix Corporation loaned an additional $30 million to Merix Caymans (“the $30 Million Loan”) for the purpose of paying off the Merix Asia $30 million Standard Charter Bank (SCB) debt. Interest is payable at a rate equal to 110% of the Federal mid-term rate for each quarter. Interest payments are due on September 1, December 1 and March 1 of each year, as well as on the last Friday in May of each year, beginning on May 28, 2006. The unpaid principal and accrued unpaid interest on the $30 Million Loan are payable in full on the last Friday of May of each year, or, on September 1, December 1, March 1 and on the last Friday in May of each year, the unpaid principal amount of the $30 Million Loan is rolled over into a new loan. In the event that the parties are no longer affiliated entities, the unpaid principal and accrued unpaid interest on the $30 Million Loan will be due immediately and payable in full and the agreement will automatically terminate. During the year ended May 27, 2006, no interest relating to the $30 Million Loan was paid to Merix Corporation. All accrued principal amounts relating to the Loan were eliminated in consolidation in accordance with the Company’s consolidation policies described in Note 1.

During the fiscal year ended May 27, 2006, the Company paid the following amounts to Huizhou Desay Holdings Co. Ltd, a minority shareholder: $149 thousand for consulting fees, $131 thousand for rental fees, $16 thousand for management fees, and $12 thousand for other fees.

During the fiscal year ended May 27, 2006, a $1.6 million distribution was paid to minority shareholders in the People’s Republic of China relating to earnings generated from the following four Merix Asia facilities prior to the Company’s acquisition of Merix Asia: Huizhou facility, Huiyang facility, Dongguan, Luen Yip facility and Lomber facility (each located in the People’s Republic of China). The Company will continue to be obligated to pay its minority shareholders based on the profits of each of these facilities.

Note 23.    SUBSEQUENT EVENTS

On July 18, 2006 the Inland Revenue Department of Hong Kong performed an independent assessment of the capital value of the capital lease of the Hong Kong facility that was assigned to the Company during the purchase of Merix Asia on September 29, 2005. As a result of the assessment, the Inland Revenue Department of Hong Kong assessed the Company approximately $495 thousand of additional stamp duties on its Hong Kong facility. The consolidated balance sheet at May 27, 2006, the consolidated statement of cash flows for the year ended May 27, 2006 and the purchase price of Merix Asia have been adjusted to reflect the additional stamp duties assessed to the Company.

On August 10, 2006, the Company entered into an agreement with a third party to sell two condominiums in Ontario, Canada for 232 thousand Canadian Dollars. The condominiums were formerly utilized as sales offices by certain sales representatives of the Company in Canada. As the condominiums were marketed for sale in August 2006 and were sold in August 2006, the consolidated balance sheet as of May 27, 2006 and the consolidated statement of operations and the consolidated statement of cash flows for the year ended May 27, 2006 were not adjusted to reflect this sale.

Note 24.     SUPPLEMENTARY DATA – QUARTERLY FINANCIAL DATA (UNAUDITED)

	(in thousands, except per share amounts)
	Fiscal Year 2006
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$51,787	$61,672	$95,130	$100,393
Gross profit	7,615	7,416	16,571	22,516
Operating income (loss)	(638)	(1,533)	3,052	8,988
Net income (loss)	(545)	(2,346)	809	3,514
Basic net income (loss) per share	(0.03)	(0.12)	0.04	0.18
Diluted net income (loss) per share	(0.03)	(0.12)	0.04	0.17

	Fiscal Year 2005
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$42,130	$43,244	$50,008	$51,612
Gross profit	4,393	5,685	7,419	6,292
Operating income (loss)	(1,935)	649	414	(1,765)
Net income (loss)	(1,974)	681	393	(1,710)
Basic net income (loss) per share	(0.10)	0.04	0.02	(0.09)
Diluted net income (loss) per share	(0.10)	0.04	0.02	(0.09)

Note 25.    OPERATING SEGMENTS – QUARTERLY FINANCIAL DATA (UNAUDITED)

Refer to Note 18 for discussion surrounding the identification of the Company’s operating segments, accounting policies relating to the Company’s operating segments and other operating segment information.

All corporate-type expenses have been included in the Merix Oregon segment.

Net sales, depreciation expense, amortization expense of identifiable intangible assets, operating income, a reconciliation of operating income to net income, capital expenditures, accounts receivables, net, inventories, property, plant and equipment, net, goodwill and total assets for each operating segment are regularly reviewed by management and are therefore provided below:

	(in thousands, unaudited)
	Merix Oregon	Merix San Jose	Merix Asia	Consolidated
For the Three Months Ended February 25, 2006:

Net sales	$49,469	$8,278	$37,383	$95,130
Depreciation expense	(3,017)	(411)	(1,805)	(5,233)
Amortization expense - identifiable intangible assets	—	(606)	(248)	(854)

Operating income (loss)	3,885	224	(1,057)	3,052
Interest income	337	1	22	360
Interest expense	(1,390)	—	(842)	(2,232)
Other income (expense), net	172	(7)	(127)	38

Income (loss) before taxes and minority interests	3,004	218	(2,004)	1,218

Income tax expense	113	—	278	391

Income (loss) before minority interests	2,891	218	(2,282)	827

Minority interests in net income of consolidated subsidiaries, net of tax	—	—	18	18

Net income (loss)	$2,891	$218	$(2,300)	$809

	(in thousands, unaudited)

	Merix Oregon	Merix San Jose	Merix Asia	Consolidated
For the Three Months Ended February 26, 2005:

Net sales	$44,273	$5,735	$—	$50,008
Depreciation expense	(3,247)	(197)	—	(3,444)
Amortization expense - identifiable intangible assets	—	(635)	—	(635)

Operating income (loss)	597	(183)	—	414
Interest income	472	—	—	472
Interest expense	(428)	—	—	(428)
Other income (expense), net	(69)	4	—	(65)

Income (loss) before taxes and minority interests	572	(179)	—	393

Income tax expense	—	—	—	—

Income (loss) before minority interests	572	(179)	—	393

Minority interests in net income of consolidated subsidiaries, net of tax	—	—	—	—

Net income (loss)	$572	$(179)	$—	$393

	(in thousands, unaudited)
	Merix Oregon	Merix San Jose	Merix Asia	Consolidated
For the Nine Months Ended February 25, 2006:

Net sales	$139,748	$23,349	$45,492	$208,589
Depreciation expense	(9,510)	(1,097)	(2,311)	(12,918)
Amortization expense - identifiable intangible assets	—	(2,107)	(325)	(2,432)

Operating income (loss)	3,531	49	(2,699)	881
Interest income	1,419	1	25	1,445
Interest expense	(2,697)	—	(1,080)	(3,777)
Other income (expense), net	(59)	10	(102)	(151)

Income (loss) before taxes and minority interests	2,194	60	(3,856)	(1,602)

Income tax expense	119	—	330	449

Income (loss) before minority interests	2,075	60	(4,186)	(2,051)

Minority interests in net income of consolidated subsidiaries, net of tax	—	—	31	31

Net income (loss)	$2,075	$60	$(4,217)	$(2,082)

	(in thousands, unaudited)
	Merix Oregon	Merix San Jose	Merix Asia	Consolidated
For the Nine Months Ended February 26, 2005:

Net sales	$129,647	$5,735	$—	$135,382
Depreciation expense	(9,709)	(197)	—	(9,906)
Amortization expense - identifiable intangible assets	—	(635)	—	(635)

Operating loss	(689)	(183)	—	(872)
Interest income	1,456	—	—	1,456
Interest expense	(1,260)	—	—	(1,260)
Other income (expense), net	(227)	4	—	(223)

Loss before taxes and minority interests	(720)	(179)	—	(899)

Income tax expense	1	—	—	1

Loss before minority interests	(721)	(179)	—	(900)

Minority interests in net income of consolidated subsidiaries, net of tax	—	—	—	—

Net loss	$(721)	$(179)	$—	$(900)

	(in thousands, unaudited)
	Merix Oregon	Merix San Jose	Merix Asia	Consolidated
For the Three Months Ended November 26, 2005:

Net sales	$45,952	$7,611	$8,109	$61,672
Depreciation expense	(3,206)	(343)	(506)	(4,055)
Amortization expense - identifiable intangible assets	—	(751)	(76)	(827)

Operating income (loss)	73	35	(1,641)	(1,533)
Interest income	449	—	—	449
Interest expense	(870)	—	(238)	(1,108)
Other income (expense), net	(123)	11	25	(87)

Income (loss) before taxes and minority interests	(471)	46	(1,854)	(2,279)

Income tax expense	2	—	52	54

Income (loss) before minority interests	(473)	46	(1,906)	(2,333)

Minority interests in net income of consolidated subsidiaries, net of tax	—	—	13	13

Net income (loss)	$(473)	$46	$(1,919)	$(2,346)

	(in thousands, unaudited)
	Merix Oregon	Merix San Jose	Merix Asia	Consolidated
For the Three Months Ended November 27, 2004:

Net sales	$43,244	$—	$—	$43,244
Depreciation expense	(3,242)	—	—	(3,242)
Amortization expense - identifiable intangible assets	—	—	—	—

Operating income	649	—	—	649
Interest income	538	—	—	538
Interest expense	(413)	—	—	(413)
Other expense, net	(93)	—	—	(93)

Income before taxes and minority interests	681	—	—	681

Income tax expense	—	—	—	—

Income before minority interests	681	—	—	681

Minority interests in net income of consolidated subsidiaries, net of tax	—	—	—	—

Net income	$681	$—	$—	$681

	(in thousands, unaudited)
	Merix Oregon	Merix San Jose	Merix Asia	Consolidated
For the Six Months Ended November 26, 2005:

Net sales	$90,279	$15,071	$8,109	$113,459
Depreciation expense	(6,492)	(686)	(506)	(7,684)
Amortization expense - identifiable intangible assets	—	(1,501)	(76)	(1,577)

Operating loss	(354)	(175)	(1,641)	(2,170)
Interest income	1,082	—	—	1,082
Interest expense	(1,306)	—	(238)	(1,544)
Other income (expense), net	(229)	17	25	(187)

Loss before taxes and minority interests	(807)	(158)	(1,854)	(2,819)

Income tax expense	7	—	52	59

Loss before minority interests	(814)	(158)	(1,906)	(2,878)

Minority interests in net income of consolidated subsidiaries, net of tax	—	—	13	13

Net loss	$(814)	$(158)	$(1,919)	$(2,891)

	(in thousands, unaudited)
	Merix Oregon	Merix San Jose	Merix Asia	Consolidated
For the Six Months Ended November 27, 2004:

Net sales	$85,374	$—	$—	$85,374
Depreciation expense	(6,461)	—	—	(6,461)
Amortization expense - identifiable intangible assets	—	—	—	—

Operating loss	(1,286)	—	—	(1,286)
Interest income	974	—	—	974
Interest expense	(832)	—	—	(832)
Other expense, net	(148)	—	—	(148)

Loss before taxes and minority interests	(1,292)	—	—	(1,292)

Income tax expense	1	—	—	1

Loss before minority interests	(1,293)	—	—	(1,293)

Minority interests in net income of consolidated subsidiaries, net of tax	—	—	—	—

Net loss	$(1,293)	$—	$—	$(1,293)

	(in thousands, unaudited)
	Merix Oregon	Merix San Jose	Merix Asia	Consolidated
For the Three Months Ended August 27, 2005:

Net sales	$44,327	$7,460	$—	$51,787
Depreciation expense	(3,286)	(343)	—	(3,629)
Amortization expense - identifiable intangible assets	—	(751)	—	(751)

Operating loss	(427)	(211)	—	(638)
Interest income	633	—	—	633
Interest expense	(437)	—	—	(437)
Other income (expense), net	(105)	6	—	(99)

Loss before taxes and minority interests	(336)	(205)	—	(541)

Income tax expense	4	—	—	4

Loss before minority interests	(340)	(205)	—	(545)

Minority interests in net income of consolidated subsidiaries, net of tax	—	—	—	—

Net loss	$(340)	$(205)	$—	$(545)

	(in thousands, unaudited)
	Merix Oregon	Merix San Jose	Merix Asia	Consolidated
For the Three Months Ended August 28, 2004:

Net sales	$42,130	$—	$—	$42,130
Depreciation expense	(3,219)	—	—	(3,219)
Amortization expense - identifiable intangible assets	—	—	—	—

Operating loss	(1,935)	—	—	(1,935)
Interest income	436	—	—	436
Interest expense	(409)	—	—	(409)
Other expense, net	(65)	—	—	(65)

Loss before taxes and minority interests	(1,973)	—	—	(1,973)

Income tax expense	1	—	—	1

Loss before minority interests	(1,974)	—	—	(1,974)

Minority interests in net income of consolidated subsidiaries, net of tax	—	—	—	—

Net loss	$(1,974)	$—	$—	$(1,974)

	(in thousands, unaudited)
	For the Quarter Ended:
	February 25, 2006	November 26, 2005	August 27, 2005
Capital Expenditures:
Merix Oregon	$480	$578	$1,256
Merix San Jose	561	505	223
Merix Asia	2,080	25	—

Total	$3,121	$1,108	$1,479

	(in thousands, unaudited)
	For the Quarter Ended:
	February 26, 2005	November 27, 2004	August 28, 2004
Capital Expenditures:
Merix Oregon	$1,459	$5,890	$6,619
Merix San Jose	52	—	—
Merix Asia	—	—	—

Total	$1,511	$5,890	$6,619

	(in thousands, unaudited)
	For the Nine Months Ended:	For the Six Months Ended:	For the Three Months Ended:
	February 25, 2006	November 26, 2005	August 27, 2005
Capital Expenditures:
Merix Oregon	$2,314	$1,834	$1,256
Merix San Jose	1,289	728	223
Merix Asia	2,105	25	—

Total	$5,708	$2,587	$1,479

	(in thousands, unaudited)
	For the Nine Months Ended:	For the Six Months Ended:	For the Three Months Ended:
	February 26, 2005	November 27, 2004	August 28, 2004
Capital Expenditures:
Merix Oregon	$13,968	$12,509	$6,619
Merix San Jose	52	—	—
Merix Asia	—	—	—

Total	$14,020	$12,509	$6,619

	(in thousands, unaudited)
	February 25, 2006	November 26, 2005	August 27, 2005
Accounts Receivables, net:
Merix Oregon	$46,830	$46,243	$31,883
Merix San Jose	4,610	3,716	3,646
Merix Asia	21,620	17,526	—

Total	$73,060	$67,485	$35,529

	(in thousands, unaudited)
	February 26, 2005	November 27, 2004	August 28, 2004
Accounts Receivables, net:
Merix Oregon	$32,924	$28,892	$30,976
Merix San Jose	3,106	—	—
Merix Asia	—	—	—

Total	$36,030	$28,892	$30,976

	(in thousands, unaudited)
	February 25, 2006	November 26, 2005	August 27, 2005
Inventories, net:
Merix Oregon	$12,562	$13,451	$12,568
Merix San Jose	1,206	1,060	1,059
Merix Asia	8,853	10,944	—

Total	$22,621	$25,455	$13,627

	(in thousands, unaudited)
	February 26, 2005	November 26, 2004	August 28, 2004
Inventories, net:
Merix Oregon	$12,246	$10,553	$9,524
Merix San Jose	816	—	—
Merix Asia	—	—	—

Total	$13,062	$10,553	$9,524

	(in thousands, unaudited)
	February 25, 2006	November 26, 2005	August 27, 2005
Property, Plant and Equipment, net:
Merix Oregon	$74,434	$77,171	$80,036
Merix San Jose	4,732	4,581	4,540
Merix Asia	49,664	48,513	—

Total	$128,830	$130,265	$84,576

	(in thousands, unaudited)
	February 26, 2005	November 27, 2004	August 28, 2004
Property, Plant and Equipment, net:
Merix Oregon	$86,632	$88,735	$88,510
Merix San Jose	4,422	—	—
Merix Asia	—	—	—

Total	$91,054	$88,735	$88,510

	(in thousands, unaudited)
	February 25, 2006	November 26, 2005	August 27, 2005
Goodwill:
Merix Oregon	$—	$—	$—
Merix San Jose	25,551	25,551	25,551
Merix Asia	57,174	56,779	—

Total	$82,725	$82,330	$25,551

	(in thousands, unaudited)
	February 25, 2005	November 26, 2004	August 27, 2004
Goodwill:
Merix Oregon	$—	$—	$—
Merix San Jose	25,551	—	—
Merix Asia	—	—	—

Total	$25,551	$—	$—

	(in thousands, unaudited)
	February 25, 2005	November 26, 2004	August 27, 2004
Total Assets:
Merix Oregon	$165,197	$178,561	$205,795
Merix San Jose	45,017	44,245	46,353
Merix Asia	164,027	162,908	—

Total	$374,241	$385,714	$252,148

	(in thousands, unaudited)
	February 26, 2005	November 27, 2004	August 28, 2004
Total Assets:
Merix Oregon	$207,697	$247,182	$248,316
Merix San Jose	46,267	—	—
Merix Asia	—	—	—

Total	$253,964	$247,182	$248,316

MAJOR CUSTOMERS BY OPERATING SEGMENT:

Major Customers:    The Company’s five largest OEM customers, which vary from year to year, comprised 40%, 45% and 55% of the Company’s consolidated net sales during the three months ended February 25, 2006, November 26, 2005 and August 27, 2005, respectively. Net sales to two customers individually represented 27% and 12% of consolidated net sales during the three months ended August 27, 2005. Net sales to one customer individually represented 26% and 23% of consolidated net sales during the three months ended November 26, 2005 and February 25, 2006, respectively. Net sales to these customers primarily related to the Merix Oregon operating segment.

First Quarter – August 27, 2005:

The following are our significant end customers by operating segment for the three months ended August 27, 2005:

Merix Oregon – Merix Oregon’s five largest customers during the three months ended August 27, 2005, in alphabetic order, were Cisco Systems Inc., Juniper Networks Inc., Motorola Inc., Nokia Corporation, and Nortel Networks Inc. During the three months ended August 27, 2005, Merix Oregon’s net sales to Cisco Systems and Motorola represented 31% and 14%, respectively, of Merix Oregon’s net sales.

Merix San Jose – Merix San Jose’s five largest customers during the three months ended August 27, 2005, in alphabetic order, were Medtronic Inc., Naprotek, Inc., Paramit Corporation, Solectron USA Inc. and TransCore Inc. During the three months ended August 27, 2005, none of Merix San Jose’s customers represented 10% or more of Merix San Jose’s net sales.

Second Quarter – November 26, 2005:

The following are our significant end customers by operating segment for the three months ended November 26, 2005:

Merix Oregon – Merix Oregon’s five largest customers during the three months ended November 26, 2005, in alphabetic order, were Cisco Systems Inc., Juniper Networks Inc., Motorola Inc., Nokia Corporation, and Sonus Networks, Inc. During the three months ended November 26, 2005, Merix Oregon’s net sales to Cisco Systems and Motorola represented 34% and 12%, respectively, of Merix Oregon’s net sales.

Merix Asia – Merix Asia’s five largest customers during the three months ended November 26, 2005, in alphabetic order, were Astec Power, Lear Corporation, Robert Bosch Corporation, TRW Automotive, Inc. and Visteon Corporation. During the three months ended November 26, 2005, Merix Asia’s net sales to TRW Automotive and Robert Bosch Corporation represented 16% and 11, respectively, of Merix Asia’s net sales.

Merix San Jose – Merix San Jose’s five largest customers during the three months ended November 26, 2005, in alphabetic order, were Hand Held Products, Inc., Maxtor Corporation, Medtronic Inc., Paramit Corporation, and Zebra Technologies Corporation. During the three months ended November 26, 2005, none of Merix San Jose’s customers represented 10% or more of Merix San Jose’s net sales.

Third Quarter – February 25, 2006:

The following are our significant end customers by operating segment for the three months ended February 25, 2006:

Merix Oregon – Merix Oregon’s five largest customers during the three months ended February 25, 2006, in alphabetic order, were Cisco Systems Inc., Motorola Inc., Nortel Networks Inc., Redback Networks, Inc. and Silicon Graphics, Inc. During the three months ended February 25, 2006, Merix Oregon’s net sales to Cisco Systems and Motorola represented 35% and 12%, respectively, of Merix Oregon’s net sales.

Merix Asia – Merix Asia’s five largest customers during the three months ended February 25, 2006, in alphabetic order, were Astec Power, Lear Corporation, Robert Bosch Corporation, TRW Automotive, Inc. and Visteon Corporation. During the three months ended February 25, 2006, Merix Asia’s net sales to TRW Automotive and Robert Bosch Corporation represented 22% and 11%, respectively, of Merix Asia’s net sales.

Merix San Jose – Merix San Jose’s five largest customers during the three months ended February 25, 2006, in alphabetic order, were Kimball Electronics Group, Maxtor Corporation, Medtronic Inc., Paramit Corporation, and Sauer Danfoss Inc. During the three months ended February 25, 2006, none of Merix San Jose’s customers represented 10% or more of Merix San Jose’s net sales.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer (CEO) (who also serves as our Chief Financial Officer (CFO)) evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 27, 2006. Based on that evaluation and the identification of material weaknesses in internal control over financial reporting described in Item 8 on page 42 of this Annual Report on Form 10-K, as well as our inability to file this Annual Report on Form 10-K within the statutory time period, our CEO, concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of May 27, 2006.

Our CEO (who also serves as our CFO) does not expect that our disclosure controls and procedures will prevent all error and all fraud. Although our disclosure controls were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Merix have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s report on internal control over financial reporting appears under Item 8 on page 42 of this Annual Report on Form 10-K.

(c) Remediation Steps to Address Material Weaknesses.

Management’s plan for remediation of the material weaknesses in internal control over financial reporting appears under Item 8 on page 42 of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes to our internal control over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

Entry into a Definitive Material Agreement

The Company entered into an Executive Severance and Noncompetition Agreement and an Indemnity Agreement, each dated July 31, 2006, with Kelly Lang, who serves as Vice President, Finance. Under the Executive Severance Agreement, Mr. Lang is eligible to receive a cash payment equal to one year of his annual base salary and certain other severance benefits upon his termination of employment with the Company for a reason other than cause, death or disability. Mr. Lang is entitled to additional benefits upon a termination following a change of control of the Company. The agreement also includes noncompetition, nonsolicitation, and confidentiality covenants by Mr. Lang in favor of the Company. Under the Indemnity Agreement, the Company agrees to indemnify Mr. Lang for any liability he may incur by reason of his serving as an executive officer of the Company, including liability under the Securities Act of 1933, as amended.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item about our executive officers is included in Part I of this report. The remaining information required by this item will be included in our Proxy Statement for our 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 27, 2006.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be included in our Proxy Statement for our 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 27, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be included in our Proxy Statement for our 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 27, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be included in our Proxy Statement for our 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 27, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be included in our Proxy Statement for our 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 27, 2006.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Index to Consolidated Financial Statements.

MERIX CORPORATION

Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Acquired through Acquisitions	Deductions(2)	Balance at End of Period
For the year ended May 27, 2006
Allowance for sales adjustments and doubtful accounts	$932	$387	$856	$2,404	1,896	$2,683
Obsolescence reserve	1,344	3,385	—	—	2,137	2,592
Tax valuation allowance	15,604	—	—	2,198	1,284	16,518

For the year ended May 28, 2005
Allowance for sales adjustments and doubtful accounts	$926	$—	$546	$120	660	$932
Obsolescence reserve	1,337	3,664	—	—	3,657	1,344
Tax valuation allowance	19,484	604	—	(4,484)	—	15,604

For the year ended May 29, 2004
Allowance for sales adjustments and doubtful accounts	$945	$—	$615	$—	634	$926
Obsolescence reserve	1,204	2,297	—	—	2,164	1,337
Tax valuation allowance	16,574	2,910	—	—	—	19,484

(1)	Charged to revenues
(2)	Write-offs, net of recoveries

Index to Exhibits

The following exhibits are filed with, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2001.

3.2	Bylaws of the Company, as amended

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

10.1	Registration Rights Agreement between the Company and Tektronix, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 1994.

10.2†	1994 Stock Incentive Plan of the Company, as amended, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-59672).

10.3†

Executive Severance Agreement between the Company and Steve Robinson as of December 8, 2004, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2005.

10.4†

Indemnity Agreement between the Company and Carlene M. Ellis as of May 24, 1994, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 1994.

10.5†

Indemnity Agreement between the Company and Dr. Koichi Nishimura as of May 24, 1994, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 1994.

10.6†

Indemnity Agreement between the Company and Janie S. Brown as of August 11, 1998, incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 1998.

10.7†

Executive Severance Agreement between the Company and Janie S. Brown as of October 5, 1998, incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 1998.

10.8†

Executive Severance Agreement between the Company and Mark R. Hollinger, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 30, 1997.

10.9†

Indemnity Agreement between the Company and Mark R. Hollinger as of September 2, 1997, incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 30, 1997.

10.10†

Indemnity Agreement between the Company and William C. McCormick as of October 21, 1997, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 29, 1997.

10.11†

Indemnity Agreement between the Company and Robert C. Strandberg as of June 30, 1998, incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 30, 1998.

Exhibit No.	Description

10.12†

Indemnity Agreement between the Company and Daniel T. Olson as of October 25, 1999, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 27, 1999.

10.13†

Executive Severance Agreement between the Company and Daniel T. Olson as of December 1, 1999, incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 27, 1999.

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

10.17

Lease Agreement between the Company and Opus Northwest, LLC, dated as of August 22, 2000, incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 26, 2000.

10.18†

Indemnity Agreement between the Company and Dr. William Lattin dated as of September 28, 2000, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 25, 2000.

10.19†

Indemnity Agreement between the Company and George H. Kerckhove dated as of June 28, 2001, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2001.

10.20†	2000 Nonqualified Stock Option Plan of the Company, as amended, incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended May 25, 2002.

10.21†

Indemnity Agreement between the Company and Donald D. Jobe dated as of December 20, 2001, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 24, 2001.

10.22†

Indemnity Agreement between the Company and Gary R. Lenaghan dated as of October 1, 2001, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2002.

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

10.26†

Indemnity Agreement between the Company and Kirby A. Dyess dated as of September 24, 2002, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2002.

10.27	Stock Purchase Agreement dated as of December 9, 2004, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 27, 2004.

Exhibit No.	Description

10.28	Promissory Note dated December 9, 2004, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 27, 2004.

10.29†

Indemnity Agreement between the Company and Steve Robinson dated as of May 13, 2005, incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended May 28, 2005.

10.30

Master Sale and Purchase Agreement between the Company and Eastern Pacific Circuits Holdings Limited dated as of April 14, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005.

10.31

Supplemental Agreement dated September 29, 2005, relating to the Master Sale and Purchase Agreement dated as of April 14, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005.

10.32	Loan and Security Agreement dated September 28, 2005, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005.

10.33	Credit Agreement dated September 29, 2005, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005.

10.34	Promissory Note dated September 29, 2005, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005.

10.35†

Executive Severance and Noncompetition Agreement between the Company and Stephen Going dated September 21, 2005, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005.

10.36†

Indemnity Agreement between the Company and Stephen Going dated September 21, 2005, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005.

10.37†	Executive Severance Agreement between the Company and Thomas R. Ingham dated August 22, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2005.

10.38†	Indemnity Agreement between the Company and Thomas R. Ingham dated August 22, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2005.

10.39†	Employee Stock Bonus Agreement, incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005.

10.40†	Summary of Executive Compensation, incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the period ended November 26, 2005.

10.41†	Form of Executive Officer Stock Option Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended February 25, 2006.

10.42†

Restricted Stock Award Grant Program for Non-Employee Directors under the Merix Corporation 1994 Stock Incentive Plan, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended February 25, 2006.

10.43†	Summary of Non-Employee Director Compensation Arrangements, incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2006.

10.44

Indenture dated May 16, 2006, between Merix Corporation and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K file on May 16, 2006.

10.45	Form of 4% Convertible Senior Subordinated Note Due 2013 (included in Section 2.2 of Exhibit 10.44 to this report).

Exhibit No.	Description

10.46

Registration Rights Agreement dated as of May 16, 2006, between Merix Corporation and Thomas Weisel Partners LLC, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 16, 2006.

10.47

Amendment No. 2 to Loan and Security Agreement among Merix Corporation, Wachovia Capital Finance Corporation and Bank of America, N.A., dated May 10, 2006, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 16, 2006.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

†	This Exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 23, 2006.

MERIX CORPORATION

By:	/S/ MARK R. HOLLINGER
Mark R. Hollinger Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 18, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/S/ MARK R. HOLLINGER Mark R. Hollinger	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/S/ CHEE W. CHUNG Chee W. Chung	Director

/S/ KIRBY A. DYESS Kirby A. Dyess	Director

/S/ CARLENE M. ELLIS Carlene M. Ellis	Director

/S/ DONALD D. JOBE Donald D. Jobe	Director

/S/ GEORGE H. KERCKHOVE George H. Kerckhove	Director

/S/ DR. WILLIAM W. LATTIN Dr. William W. Lattin	Director

/S/ WILLIAM C. MCCORMICK William C. McCormick	Director

/S/ ROBERT C. STRANDBERG Robert C. Strandberg	Director