Form 10-Q
period 2006-08-26
MERIX CORP
filed 2006-10-10
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2006

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

The number of shares of the Registrant’s Common Stock outstanding as of October 5, 2006 was 20,399,834 shares.

MERIX CORPORATION

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

MERIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, unaudited)

	August 26, 2006	May 27, 2006
ASSETS
Current assets:
Cash and cash equivalents	$20,443	$12,616
Short-term investments	14,000	18,525
Accounts receivable, net of allowance of $3,087 and $2,683, respectively	79,318	75,379
Inventories, net	28,382	24,384
Assets held for sale	2,176	1,987
Other current assets	8,748	7,155

Total current assets	153,067	140,046

Property, plant and equipment, net	123,667	122,862
Goodwill	90,306	89,889
Definite-lived intangible assets, net	13,154	13,916
Leasehold land use rights, net	6,421	6,433
Deferred financing costs, net	5,419	5,653
Other assets	100	131

Total assets	$392,134	$378,930

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$58,682	$47,260
Accrued compensation	8,158	12,114
Accrued warranty	2,317	2,319
Other accrued liabilities	12,557	11,020
Income taxes payable	537	134
Current portion of long-term debt	7,579	7,655

Total current liabilities	89,830	80,502

Long-term debt	89,255	91,077
Other long-term liability	1,126	1,108

Total liabilities	180,211	172,687

Minority interest obligations, net of tax	4,128	4,118

Commitments and contingencies (Notes 12 and 21)	-	-

Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	-	-
Common stock, no par value; authorized 50,000 shares; issued and outstanding August 26, 2006: 20,170 shares; May 27, 2006: 19,806 shares	205,771	204,831
Unearned stock compensation	-	(1,096)
Retained earnings (accumulated deficit)	2,020	(1,623)
Accumulated other comprehensive income	4	13

Total shareholders’ equity	207,795	202,125

Total liabilities and shareholders’ equity	$392,134	$378,930

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	For the 13-Week Period Ended:
	August 26, 2006	August 27, 2005

Net sales	$105,916	$51,787
Cost of sales	85,649	44,172

Gross margin	20,267	7,615

Operating expenses:
Engineering	1,583	1,492
Selling, general and administrative	11,713	4,875
Amortization of identifiable intangible assets	762	751
Severance and impairment charges (Note 15)	-	1,135

Total operating expenses	14,058	8,253

Operating income (loss)	6,209	(638)

Interest income	335	633
Interest expense	(1,763)	(437)
Other expense, net	(627)	(99)

Income (loss) before taxes and minority interests	4,154	(541)

Income tax expense	500	4

Income (loss) before minority interests	3,654	(545)

Minority interests in net income of consolidated subsidiaries, net of tax	11	-

Net income (loss)	$3,643	$(545)

Net income (loss) per share:
Basic	$0.18	$(0.03)

Diluted	$0.17	$(0.03)

Shares used in per share calculations:
Basic	19,944	19,376
Diluted	25,012	19,376

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND ACCUMULATED OTHER COMPREHENSIVE INCOME

(in thousands, unaudited)

	Common Stock		Unearned Stock Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount

BALANCE AT May 27, 2006	19,806	$204,831	$(1,096)	$(1,623)	$13	$202,125

Net income	-	-	-	3,643	-	3,643
Foreign currency translation adjustment	-	-	-	-	(9)	(9)
Issuance of stock under defined contribution plan	38	435	-	-	-	435
Issuance of restricted stock to employees	79	-	-	-	-	-
Exercise of stock options	254	1,172	-	-	-	1,172
Shares repurchased, surrendered or canceled	(7)	(48)	-	-	-	(48)
Elimination of unearned stock compensation in accordance with the adoption of SFAS 123(R)	-	(1,096)	1,096	-	-	-
One-time non-cash benefit for estimated forfeitures of restricted stock previously expensed	-	(82)	-	-	-	(82)
Share-based compensation expense - restricted stock awards	-	161	-	-	-	161
Share-based compensation expense - option awards	-	398	-	-	-	398

BALANCE AT August 26, 2006	20,170	$205,771	$-	$2,020	$4	$207,795

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the 13-Week Period Ended:
	August 26, 2006	August 27, 2005
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$3,643	$(545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,970	4,469
Contribution of common stock to defined contribution plan	435	319
Share-based compensation expense, net of $82 thousand one-time adjustment (Note 13)	477	5
Minority interest in net income of consolidated subsidiaries	11	-
Loss on impairment and disposal of fixed assets	7	502
Changes in assets and liabilities:
Accounts receivable, net	(4,356)	1,809
Inventories, net	(3,998)	(2,400)
Other assets	(1,568)	(1,093)
Accounts payable	9,474	1,259
Accrued compensation	(3,956)	(1,748)
Accrued warranty	(2)	24
Income taxes payable	403	-
Other accrued liabilities	1,537	(212)

Net cash provided by operating activities	8,077	2,389

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,948)	(1,479)
Proceeds from the sale of property, plant and equipment	8	-
Investments:
Purchases	(2,550)	(6,800)
Sales and maturities	7,075	30,780

Net cash provided by (used in) investing activities	(1,415)	22,501

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments on long-term borrowings	(1,625)	-
Payments on lease obligations	(273)	-
Exercise of stock options	1,172	-
Reacquisition of common stock	(48)	(6)
Due from affiliate, net	1,948	-

Net cash provided by (used in) financing activities	1,174	(6)

Foreign currency translation adjustment	(9)	-

Net increase in cash and cash equivalents	7,827	24,884
Cash and cash equivalents at beginning of period	12,616	9,130

Cash and cash equivalents at end of period	$20,443	$34,014

Supplemental non-cash activity:
Issuance of stock to employees	$-	$374
Increase to the asset retirement obligations (Note 10)	$18	$16
Reclassification of fixed assets to assets held for sale (Note 6)	$189	$-

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share amounts, unaudited)

Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Merix Corporation (the “Company”), an Oregon corporation, was formed in March 1994. The Company is a leading global manufacturer of technologically advanced electronic interconnect solutions for use in electronic equipment. The Company’s principal products comprise of complex multilayer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The Company provides its products to original equipment manufacturers (“OEM”) and their electronic manufacturing service (“EMS”) providers that use the Company’s products primarily in high-end commercial equipment in the communications, automotive, high-end computing and storage, test and measurement, and aerospace and defense markets. The Company provides its customers with a broad range of products and services, including design and engineering assistance, quick-turn services and premium revenues, volume production, RF/Microwave application products, thermal management solutions and backplanes.

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

On September 29, 2005, Merix Corporation acquired the business operations of Eastern Pacific Circuits Holding Limited (“EPCH”) and certain of its subsidiaries, which were collectively renamed Merix Asia, Inc. (referred to as “Merix Asia”). Merix Asia became a majority-owned subsidiary of Merix Corporation. Located in Hong Kong and the People’s Republic of China, Merix Asia is a high–volume manufacturer of complex printed circuit boards. Two of the facilities in the People’s Republic of China as well as the Hong Kong facility produce multi-layer printed circuit boards. Two smaller facilities in the People’s Republic of China produce single-sided printed circuit boards (see Note 23). The results of Merix Asia have been included in the consolidated financial statements since the date of acquisition.

Merix Corporation has a direct sales force in the United States, Canada, the United Kingdom, the Netherlands, the People’s Republic of China, Hong Kong and Singapore.

Merix Corporation and its wholly-owned and majority-owned subsidiaries are collectively referred to as “the Company” or “Merix.”

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the Annual Report on Form 10-K prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim consolidated financial statements are unaudited, however, reflect all normal recurring adjustments and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-K. Results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Basis of Consolidation

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned and majority-owned subsidiaries. To facilitate in the consolidation and public reporting process, the Company’s recently acquired subsidiary, Merix Asia, is included in the consolidated results on a 5-week lag. As such, the consolidated financial statements and related notes thereto for the 13-week period ended August 26, 2006 include results from Merix Asia for the period from April

22, 2006 through July 22, 2006. Inter-company balances resulting from transactions with Merix Asia during the 5-week lag period have been netted and presented as a current liability on the consolidated balance sheet. All other inter-company accounts, transactions and profits have been eliminated in consolidation. As of August 26, 2006, the net inter-company liability of $3.2 million included in accounts payable was the result of inter-company transactions between Merix Asia and the Company’s U.S. operations from July 23, 2006 through August 26, 2006.

Fiscal Year

The Company’s fiscal year comprises a 52-or 53-week period that ends on the last Saturday in May. Fiscal year 2007 comprises 52-weeks and will end on May 26, 2007. Fiscal years 2006 and 2005 each comprised 52-weeks and ended on May 27, 2006 and May 28, 2005, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These changes had no impact on shareholders’ equity, previously reported net income (loss), or the net change in cash or cash equivalents.

Segment Reporting

The Company has three reportable business segments defined by geographic locations in accordance with Statement of Financial Accounting Standard (SFAS) No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”): (1) Merix Oregon, (2) Merix San Jose and (3) Merix Asia. The Company’s operating segments are evidence of the internal structure of the Company’s organization. Each segment operates in the same industry with production facilities that produce similar, customized products for its customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team. . The Company’s chief operating decision maker (CODM) is the Company’s Chief Executive Officer.

Refer to Note 18 of the consolidated financial statements for disaggregated financial information relating to our operating segments.

Inventories, Net

On May 28, 2006, the Company adopted SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” (“ARB 43”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not result in additional expense being recorded by the Company during the 13-week period ended August 26, 2006, as the Company did not incur abnormal amounts of idle facility expense, freight, handling costs, or wasted material (spoilage) during the 13-week period ended August 26, 2006.

Share-Based Compensation

On May 28, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaced SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company elected to use the modified prospective transition method provided by SFAS 123(R). Under the modified prospective transition method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. The modified prospective transition method requires the recognition of compensation expense for all share-based payments granted on or subsequent to the date of adoption over the service period for all awards expected to vest. This method also requires the recognition of compensation expense for all share-based payments granted prior to, but not yet vested, as of the date of adoption, May 28, 2006. Compensation expense is measured based on the fair value of the award at the grant date. The fair value of non-vested share-based grants is based on the number of shares granted and the quoted market price of the Company’s common stock. In accordance with the modified prospective transition method, results for prior periods have not been restated. See Note 13.

On May 28, 2006, the Company adopted Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views on a variety of matters relating to stock-based payments upon adoption of SFAS 123(R). SAB 107 requires that stock-based compensation be classified in the same expense line items as cash compensation. See Note 13.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with FASB No. 109, “Accounting for Income Taxes” (“SFAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company will adopt FIN 48 during the first quarter of the fiscal year 2008 and will continue to evaluate the impact of FIN 48 on its consolidated operating results and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. SFAS 157 does not apply under SFAS 123(R), does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of the statement, and does not apply under accounting pronouncements that require or permit measurements that are similar to fair value but that are not intended to measure fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 during the first quarter of the fiscal year 2009. The Company does not believe SFAS 157 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

b) Eastern Pacific Circuits Holdings Limited

On September 29, 2005, Merix Corporation completed the acquisition of the business operations of Eastern Pacific Circuits Limited and certain of its subsidiaries (collectively referred to as “Merix Asia”), a Hong Kong based supplier of printed circuit boards from Eastern Pacific Circuits Holdings Limited (“EPCH”). Located in Hong Kong and the People’s Republic of China, Merix Asia comprises of five manufacturing facilities. Two of the facilities in the People’s Republic of China as well as the Hong Kong facility produce multi-layer printed circuit boards. Two smaller facilities in the People’s Republic of China produce single-sided printed circuit boards (see Note 23).

Subsequent to the completion of the acquisition of Merix Asia, existing minority interest owners retained their ownership percentages in the four entities that hold facilities and conduct business operations in the People’s Republic of China. The individual ownership percentages of these minority interest owners range from 5% to 15%. Merix Asia is majority-owned by the Company.

The acquisition of the business operations of Merix Asia was completed for an estimated purchase price of $120.3 million. The acquisition was financed with a combination of approximately $33.3 million of available cash; term loans, including the assumption of certain EPCH debt, and revolving credit borrowings under two new credit facilities totaling approximately $71.2 million; and the issuance of an $11.0 million subordinated promissory note to EPCH. The purchase price included $5.3 million of direct acquisition costs, which were funded with available cash. The term loans and revolving credit borrowings were refinanced during May 2006 (See Note 11). The estimated purchase price does not reflect potential additional consideration based on changes in working capital, cash and an additional earnout payment of up to $13 million if the business meets certain adjusted EBITDA targets during the calendar year 2005. The Company is currently working with

EPCH to determine the amount, if any, of this additional consideration. Any additional purchase consideration, if paid, will increase recorded goodwill.

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

Accounting for Acquisitions

In accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”), the Company recorded these acquisitions using the purchase method of accounting. The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the respective acquisition dates. The excess purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed was recorded as goodwill. For Merix San Jose and Merix Asia, the fair values were based upon a valuation of tangible and identifiable intangible assets acquired, including useful lives, as estimated by management of the Company with the assistance of an independent appraiser. The fair values assigned to the assets acquired and liabilities assumed in the Merix Asia acquisition are subject to change pending the outcome of contingent purchase price adjustments that are discussed in Note 21.

The following summarizes the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	(in thousands)

	Merix San Jose	Merix Asia
Current assets	$4,757	$47,911
Property and equipment	4,397	46,270
Leasehold land use rights	-	6,547
Definite-lived intangible assets	11,140	7,268
Goodwill	25,551	64,755
Liabilities assumed	(1,833)	(52,490)

Net assets acquired	$44,012	$120,261

The following is a reconciliation of the allocation of the purchase price of Merix Asia:

	(in thousands)
	Allocation of Purchase Price as of November 26, 2005	Allocation of Purchase Price as of August 26, 2006
Current assets	$49,375	$47,911
Property and equipment	48,849	46,270
Leasehold land use rights	6,547	6,547
Definite-lived intangible assets	9,835	7,268
Goodwill	56,779	64,755
Liabilities assumed	(51,993)	(52,490)

Net assets acquired	$119,392	$120,261

The change in the allocation of the Merix Asia purchase price is primarily due to the following material adjustments: (1) a $1.5 million adjustment to decrease current assets due to the uncollectibility of acquired receivables, (2) a $2.6 million adjustment to decrease property and equipment due to an error in the capital lease calculation in the initial purchase price allocation, (3) a $2.6 million adjustment to decrease definite-lived intangible assets due to a change in the valuation of Merix Asia customer relationship intangible assets by the appraiser, (4) a $279 thousand adjustment to increase liabilities assumed due to purchase deposits required to continue water treatment at the Merix Asia facilities, and (5) a $495 thousand adjustment to increase liabilities assumed due to additional stamp duties assessed on the Company’s Hong Kong facility by the Inland Revenue Department of Hong Kong,

Note 3.     SHORT-TERM INVESTMENTS

At August 26, 2006 and May 27, 2006, there was no difference between the aggregate fair value and cost basis of short-term investments. The values of the Company’s investments in auction rate securities are as follows:

	(in thousands)
	August 26, 2006
	Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Auction rate securities	$14,000	$-	$-	$14,000

	May 27, 2006
	Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Auction rate securities	$18,525	$-	$-	$18,525

All income generated from short-term investments is recorded in interest income. There were no realized gains or losses on short-term investments during the 13-week periods ended August 26, 2006 and August 27, 2005. Although the underlying instruments have contractual maturities of up to 40 years, the Company believes that it has the ability to readily liquidate these securities.

Note 4.     INVENTORIES, NET

Inventories, net by major classification are as follows:

	(in thousands)

	August 26, 2006	May 27, 2006

Raw materials	$6,609	$5,002
Work in process	12,226	10,447
Finished goods	9,547	8,935

Total	$28,382	$24,384

At August 26, 2006 and May 27, 2006, the Company’s inventory balance included consigned inventories of $5.8 million and $4.3 million, respectively. Provisions for inventories are made to reduce excess inventories to their estimated net realizable values, as necessary. At August 26, 2006 and May 27, 2006, the Company had inventory provisions of $3.2 million and $2.6 million, respectively.

Note 5.     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net include the following:

	(in thousands)

	August 26, 2006	May 27, 2006

Land	$1,065	$1,036
Buildings and grounds	59,832	61,158
Leasehold improvements	18,198	18,138
Machinery and equipment	144,190	142,628
Construction in progress	6,699	2,879

Total	$229,984	$225,839

Accumulated depreciation and amortization	(106,317)	(102,977)

Property, plant and equipment, net	$123,667	$122,862

The Company recognized depreciation and amortization expense relating to property, plant and equipment of $4.9 million and $3.6 million during the 13-week periods ended August 26, 2006 and August 27, 2005, respectively. Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $909 thousand and $634 thousand at August 26, 2006 and May 27, 2006, respectively.

The Company reviews for impairment of long-lived assets to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company deems long-lived assets to be impaired if a forecast of undiscounted future operating cash flows directly related to the long-lived asset, including estimated disposal value, is less than the asset carrying amount. During the 13-week period ended August 26, 2006, the Company evaluated long-lived assets for impairment and determined that no long-lived assets were impaired.

Note 6.     ASSETS HELD FOR SALE

In May 2006, management of the Company made a decision to sell certain long-lived assets of the Company. In accordance with SFAS 144, the Company has recorded such long-lived assets as current assets held for sale. The Company is attempting to sell (1) a building located near its Forest Grove, Oregon campus bundled with a parcel of land on which the building is located and (2) two additional parcels of land adjacent to the facility in Forest Grove, Oregon. In August 2005, the Company recorded an impairment charge of $146 thousand on the building held for sale near its Forest Grove, Oregon campus. Based on a firm commitment to sell, the building and land for sale have net realizable values that approximate their carrying value at August 26, 2006. The carrying value of the building and parcels of land at August 26, 2006 is $1.9 million.

On August 10, 2006, the Company entered into an agreement with a third party to sell two condominiums in Ontario, Canada for $232 thousand Canadian Dollars ($209 thousand U.S. Dollars at August 26, 2006). The condominiums were formerly utilized as sales offices by certain sales representatives of the Company in Canada. As the sale of the condominiums has not yet been finalized, the Company has recorded such long-lived assets as current assets held for sale. The carrying value of the condominiums at August 26, 2006 was $209 thousand Canadian Dollars ($189 thousand U.S. Dollars at August 26, 2006).

Note 7.     GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill is accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Accordingly, goodwill is not amortized. Instead, goodwill is reviewed and tested for impairment on an annual basis, or more frequently, if impairment indicators arise. None of the goodwill is considered deductible for income tax purposes, except to the extent that it reduces the earnings and profits of foreign subsidiaries.

The following presents the details of definite-lived intangible assets acquired and the unamortized value as of August 26, 2006 and May 27, 2006 (July 22, 2006 and April 22, 2006 for Merix Asia):

	(in thousands)
	August 26, 2006			May 27, 2006
	Cost	Accumulated Amortization	Intangibles, net	Cost	Accumulated Amortization	Intangibles, net
Amortizable intangible assets:
Merix San Jose:
Customer relationships	$9,900	$(3,613)	$6,287	$9,900	$(3,185)	$6,715
Non-compete agreement	1,200	(1,028)	172	1,200	(877)	323
Manufacturing sales representatives network	40	(12)	28	40	(11)	29
Merix Asia:
Customer relationships (1)	7,268	(601)	6,667	7,268	(419)	6,849

Total intangibles purchased	$18,408	$(5,254)	$13,154	$18,408	$(4,492)	$13,916

(1) The Merix Asia customer relationships, net balances of $6.7 million and $6.8 million are reported as of July 22, 2006 and April 22, 2006, respectively, due to the 5-week reporting lag for Merix Asia. See Note 1.

The Company’s purchased intangible assets have estimated useful lives ending through September 2015.

The Company performs reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of August 26, 2006, management concluded that there were no events or changes in circumstances indicating that the carrying amount of purchased intangible assets may not be recoverable. Amortization expense for intangible assets acquired was $762 thousand and $751 thousand for the 13-week periods ended August 26, 2006 and August 27, 2005, respectively, and has been disclosed as a separate line item in the consolidated statements of operations. The estimated amortization expense of purchased intangible assets for fiscal years succeeding the 13-week period ended August 26, 2006 is as follows:

(in thousands)
For the Fiscal Year Ending:	Amortization Expense
2007 (remaining three quarters)	$1,983
2008	2,277
2009	1,982
2010	1,766
2011	1,552
2012	1,106
Thereafter	2,488

$13,154

Note 8.     ACCRUED WARRANTY

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

Warranty activity for the 13-week periods ended August 26, 2006 and August 27, 2005 consisted of the following:

	(in thousands)
	For the 13-Week Period Ended:
	August 26, 2006	August 27, 2005
Accrued warranty, beginning of the period	$2,319	$1,519
Accruals for warranties issued during the period	537	1,002
Accruals or changes in estimates related to pre-existing warranties	(8)	(416)
Settlements made during the period	(531)	(562)

Accrued warranty, end of the period	$2,317	$1,543

Note 9.     OTHER ACCRUED LIABILITIES

Other accrued liabilities for the 13-week periods ended August 26, 2006 and May 27, 2006 consisted of the following:

	(in thousands)

	August 26, 2006	May 27, 2006
Accrued professional and legal services	$1,626	$1,596
Accrued sales commissions	1,642	1,538
Accrued other taxes	2,338	1,559
Accrued interest	1,684	1,054
Accrued capital expenditures	803	594
Accrued stamp duty assessment	495	495
Accrued repair and maintenance	298	340
Accrued rent	336	408
Accrued utilities	286	274
Accrued insurance	426	194
Environmental liability	40	67
Payable to Eastern Pacific Circuits Holdings Limited (EPCH) (Note 2)	1,768	1,768
Other	815	1,133

	$12,557	$11,020

Note 10.     ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”), the Company has recorded asset retirement obligations related to the restoration of the Merix Wood Village and Merix San Jose facilities to shell condition upon termination of the leases in place at those facilities. Refer to Note 12 for a discussion of the related lease terms. Activity related to asset retirement obligations for the 13-week periods ended August 26, 2006 and August 27, 2005 consisted of the following:

	(in thousands)
	For the 13-Week Period Ended:
	August 26, 2006	August 27, 2005
Asset retirement obligations, beginning of the period	$1,108	$960
Liabilities incurred during the period	-	-
Liabilities settled during the period	-	-
Revisions in estimated cash flows	-	-
Accretion expense	18	16

Asset retirement obligations, end of the period	$1,126	$976

Note 11.    DEBT AND FINANCING ARRANGEMENTS

Debt and financing arrangements include the following:

	(in thousands)

	August 26, 2006	May 27, 2006

4% Convertible debenture	$70,000	$70,000
5% Note payable	1,000	1,000
Subordinated note payable	11,000	11,000
Domestic term loan	13,500	15,125
Capital lease obligations	1,334	1,607

Total	96,834	98,732

Less current maturities	7,579	7,655

Total long-term obligations, net of current portion	$89,255	$91,077

4% Convertible Debenture

On May 16, 2006, the Company completed the sale of $60 million 4% Convertible Senior Subordinated Notes due 2013 and on May 24, 2006, the initial purchaser of the notes exercised its option to purchase an additional $10 million principal amount, bringing the total gross proceeds to $70 million (collectively referred to as the “Notes due 2013”). The Company used the net proceeds from the sale to prepay the Company’s Asian Revolving Loans in the amount of $5 million, Asian Term Loans in the amount of $25 million, to reduce approximately $10.4 million of outstanding borrowings under the Domestic Revolving Loans and to redeem the $25 million 6.5% Convertible Debenture due May 2007. The Asian Revolving Loans and Asian Term Loans were permitted to be prepaid without penalty. The Company incurred a $563 thousand prepayment penalty as a result of the redemption of the $25 million 6.5% Convertible Debenture due May 2007. Upon payment of the outstanding obligations under the Company’s Asian Revolving Loans, Asian Term Loans, and $25 million 6.5% Convertible Debenture due May 2007, the underlying agreements were terminated.

The Notes due 2013 mature on May 15, 2013 and bear interest at a rate of 4% per year. Interest is payable in arrears on May 15 and November 15 of each year, beginning on November 15, 2006. The Notes due 2013 are convertible at the option of the holder into shares of the Company’s common stock at any time prior to maturity, unless the notes are earlier redeemed or repurchased. The Notes due 2013 are convertible at an initial conversion rate of 65.8328 shares per $1,000 principal amount, subject to certain adjustments. This is the equivalent to a conversion price of $15.19 per share. The Notes due 2013 are general unsecured obligations of the Company and are subordinate in right of payment to all of the Company’s existing and future senior debt, equal with any future unsecured debt that is not senior debt.

5% Note Payable

On December 9, 2004, Merix Corporation issued a $2 million, 5% promissory note (the “5% Notes”) in connection with the acquisition of Data Circuits Holdings, Inc. The 5% Notes bear interest at a rate of 5% per year and interest is payable quarterly. The remaining principal balance of $1 million matures in the third quarter of the fiscal year 2007.

Subordinated Note Payable

On September 29, 2005, Merix Caymans Trading Company Limited (“Merix Caymans”), a wholly owned subsidiary of the Company, issued a subordinated Promissory Note (“the Note”) to EPCH for a total of (a) $11 million, plus (b) the amount of the earn out consideration determined under the Master Sale and Purchase Agreement in connection with the acquisition of Merix Asia (see Note 2). The principal is to be paid in four equal installments on March 1, 2007, December 1, 2007, December 1, 2008 and March 15, 2009. The outstanding principal balance earns interest at 7% through December 1, 2006, 8% through December 1, 2007 and 9% thereafter, payable quarterly. Merix Caymans may offset its payment obligations under the Note by the amount of warranty claims arising under the Master Sale and Purchase Agreement. The holder of the Note has a limited right to accelerate payment upon Merix Caymans’ failure to make payments due under the Note, Merix Caymans, Merix Caymans Holding Company Limited (“Merix Holdings”) or their subsidiaries raising debt and/or equity financing proceeds in excess of $50 million or certain insolvency or bankruptcy events. The Note is unsecured and subordinated to the Company’s obligations to its senior secured lender. The Note is subject to various restricted covenants. Merix Caymans and Merix Holdings were in compliance with all applicable covenants at August 26, 2006.

The Company has not accrued additional amounts relating to the earnout consideration component of the Note, as the Company is unable to estimate additional earnout amounts, if any, to which it may be subject under the Master Sale and Purchase Agreement. See Notes 2 and 21.

Domestic Term Loan

On September 28, 2005, Merix Corporation entered into a Loan and Security Agreement with a bank group (the “Loan Agreement”). Under the Loan Agreement, the lenders provided a term loan of $16.5 million and a revolving line of credit of up to $38.5 million based on a borrowing base consisting primarily of the Company’s accounts receivable. The maturity date of the Loan Agreement is September 28, 2010, with the principal of the term loan to be repaid in 19 equal quarterly payments of $687 thousand each and a final payment on the maturity date of $3.4 million. All revolving loans must be repaid in full on the maturity date. The obligations under the Loan Agreement are secured by substantially all of the U.S. assets of the Company. The loans bear interest at (a) either the prime rate or LIBOR, plus (b) an additional margin, which is 50 basis points higher for the term loan than for the revolving loan, based on certain performance criteria. The Loan Agreement contains a number of restrictive covenants, all of which the Company was in compliance with as of August 26, 2006. Specifically, the Company’s ability to down stream funds to Merix Asia is limited, subject to certain conditions, to $10 million in the aggregate at any time. The Loan Agreement is guaranteed by the following wholly-owned subsidiaries of the Company: Merix Nevada, Inc., Merix Asia, Inc., a United States holding company, and Data Circuit Holdings, Inc. The Company has no amounts outstanding under the revolving line of credit at August 26, 2006. The interest rate on the term loan at August 26, 2006 was 7.9%.

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

Capital Lease Obligations

Capital lease obligations represent financing obligations for machinery and equipment at the Company’s Asian facilities. The capital lease obligations are payable in monthly installments of principal and interest and are collateralized by the related assets financed (See Note 12).

Deferred Financing Costs, Net

Deferred financing costs, net at August 26, 2006 include $4.1 million of financing costs relating to the Notes due 2013 and $1.3 million of financing costs relating to the Domestic Term Loan. Deferred financing costs, net at May 27, 2006 include $4.3 million of financing costs relating to the Notes due 2013 and $1.4 million of financing costs relating to the Domestic Term Loan. The financing costs are deferred and amortized over the life of the related outstanding debt through the contractual maturity date, as defined in the debt agreement.

Principal Payments of Long-Term Debt

Principal payments of long-term debt, including capital lease obligations, as of August 26, 2006 are as follows:

(in thousands)
For the Fiscal Year Ending:	Principal Payments of Long-Term Debt
May 26, 2007 (remaining 39 weeks)	$6,626
May 31, 2008	6,007
May 30, 2009	8,263
May 29, 2010	2,750
May 28, 2011	3,188
May 26, 2012	-
Thereafter	70,000

Total principal payments	$96,834

Note 12.    LEASE AGREEMENTS

Capital Leases

In connection with the acquisition of Merix Asia (see Note 2), the Company assumed obligations for existing leases classified as capital leases under the requirements of SFAS No. 13, “Accounting for Leases” (“SFAS 13”). All of the acquired leases are for machinery and equipment for use in the manufacturing facilities located in Asia, with original lease terms ranging from 8 to 48 months.

The following is an analysis of the leased property under capital leases:

	(in thousands)

Class of Property	Included in Assets at August 26, 2006	Included in Assets at May 27, 2006
Machinery & equipment	$2,090	$2,090
Less: Accumulated amortization	(909)	(634)

	$1,181	$1,456

Consolidated future minimum lease payments under noncancelable capital leases as of August 26, 2006 are as follows:

(in thousands)
For the Fiscal Year Ending:	Minimum Payments Under Capital Lease Obligations
May 26, 2007 (remaining 39 weeks)	$970
May 31, 2008	515
May 30, 2009	13
May 29, 2010	-
May 28, 2011	-
May 26, 2012	-
Thereafter	-

Total minimum lease payments	$1,498

Less: Amount representing interest	(164)

Present value of net minimum lease payments	$1,334

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

Rental expense under significant operating leases was $711 thousand and $826 thousand during the 13-week periods ended August 26, 2006 and August 27, 2005, respectively.

Consolidated future minimum lease payments under noncancelable operating leases that have lease terms in excess of 12 months as of August 26, 2006 are as follows:

(in thousands)
For the Fiscal Year Ending:	Minimum Payments Under Operating Lease Obligations
May 26, 2007 (remaining 39 weeks)	$1,291
May 31, 2008	1,259
May 30, 2009	807
May 29, 2010	751
May 28, 2011	632
May 26, 2012	53
Thereafter	-

$4,793

Note 13.    STOCK-BASED COMPENSATION PLANS

Adoption of SFAS 123(R) and SAB 107

On May 28, 2006, the Company adopted SFAS 123(R), which replaced SFAS 123 and superseded APB 25. The Company elected to use the modified prospective transition method provided by SFAS 123(R). Under the modified prospective transition method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. The modified prospective transition method requires the recognition of compensation expense for all share-based payments granted on or subsequent to the date of adoption over the service period for all awards expected to vest. This method also requires the recognition of compensation expense for all share-based payments granted prior to, but not yet vested, as of the date of adoption. Compensation expense is measured based on the fair value of the award at the grant date. The fair value of non-vested share-based grants is based on the number of shares granted and the quoted market price of the Company’s common stock. In accordance with the modified prospective transition method, results for prior periods have not been restated.

On May 28, 2006, the Company adopted SAB 107, which provides the Staff’s views on a variety of matters relating to stock-based payments upon adoption of SFAS 123(R). SAB 107 requires that stock-based compensation be classified in the same expense line items as cash compensation. Accordingly, stock-based compensation for the thirteen-week period ended August 27, 2005 has been reclassified in the statement of operations to correspond to current year presentation within the same operating expense line items as cash compensation paid to employees.

The Company recorded $559 thousand of share-based compensation expense for the 13-week period ended August 26, 2006 as a result of the Company’s adoption of SFAS 123(R). This expense reduced basic and diluted income per share by $0.03 for the 13-week period ended August 26, 2006. The Company’s deferred compensation balance of $1.1 million as of May 27, 2006, which was accounted for under the provisions of APB 25, was reclassified to common stock upon the adoption of SFAS 123(R). A one-time, non-cash benefit of approximately $82 thousand for estimated future forfeitures of restricted stock previously expensed was recorded as of May 28, 2006, the Company’s SFAS 123(R) implementation date. Pursuant to APB 25, stock compensation expense was not reduced for estimated future forfeitures; rather, stock compensation expense was reversed upon actual forfeiture. At August 26, 2006, $3.1 million of compensation costs related to stock options and $1.2 million of compensation costs related to restricted stock awards were deferred. The stock options and restricted stock awards are expected to be recognized over a weighted average period of 1.95 years and 2.05 years, respectively. The unrecognized expense of awards not yet vested at the date of adoption will be recognized in the periods after the date of adoption using the Black-Scholes valuation method over the remaining requisite service period of each grant.

The Company accrues compensation expense for performance stock option awards over the requisite service period if it is probable that the performance condition will be achieved. The Company does not accrue compensation expense over the requisite service period if it is not probable that the performance condition will be achieved. In accordance with SFAS 123(R), the Company does not reverse previously recognized compensation expense if an employee performance stock option award for which the requisite service has been rendered expires unexercised.

The Company did not recognize a tax benefit from the stock compensation expense, because the Company believes that it is more likely than not that the related deferred tax assets, which have been reduced by a valuation allowance, will not be realized.

On May 25, 2005, the Company’s Board of Directors accelerated vesting of outstanding “underwater” employee stock options with exercise prices greater than $8.00 per share. Approximately 1.3 million options, or approximately 39% of the Company’s total outstanding options as of May 25, 2005, with varying remaining vesting schedules, were subject to this acceleration and became immediately exercisable. As a result of this acceleration, the Company reduced the amount of compensation expense recorded due to the effects of SFAS 123(R) by approximately $329 thousand for the fiscal year 2007 and $300 thousand for fiscal years subsequent to 2007.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the consolidated statement of cash flows. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). The excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carryforwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the consolidated statement of cash flows for the 13-week period ended August 26, 2006.

For purposes of the pro forma disclosures below, the Company applied the intrinsic value method of accounting for stock options issued on and prior to May 27, 2006, as prescribed by APB 25. As each option issued and outstanding during the 13-

week period ended August 27, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense relating to stock options was recognized for the 13-week period ended August 27, 2005. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), net loss and net loss per share would have been as follows:

(in thousands, except per share amounts)
For the 13-Week Period Ended:
August 27, 2005

Net loss, as reported	$(545)
Add: stock-based compensation expense included in reported net loss, net of tax	5
Deduct: stock-based employee compensation expense under the fair value based method for all awards, net of tax	(131)

Pro forma net loss	$(671)

Net loss per share:

Basic - as reported	$(0.03)
Basic - pro forma	$(0.03)

Diluted - as reported	$(0.03)
Diluted - pro forma	$(0.03)

Pro forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro forma stock compensation expense presented above for the 13-week period ended August 27, 2005 under SFAS 123 and the stock compensation expense recognized during the current 13-week period ended August 26, 2006 under SFAS 123(R) are not directly comparable.

The effects of applying SFAS 123(R) in calculating pro forma income (loss) attributable to common stockholders and pro forma income (loss) per share may not necessarily be indicative of the effects of applying SFAS 123(R) to net income (loss) in future periods.

The following schedule indicates what certain operating results would have been without the effects of applying SFAS 123(R) during the 13-week period ended August 26, 2006:

	(in thousands, except per share amounts)
	For the 13-Week Period Ended: August 26, 2006
	As Reported	Pro Forma Without the Effects of Applying SFAS 123(R)
Operating income	$6,209	$6,686
Income before income taxes and minority interests	$4,154	$4,631
Income before minority interests	$3,654	$4,131
Net income	$3,643	$4,120
Cash flows provided by operating activitites	$8,077	$8,077
Cash flows provided by financing activitites	$1,165	$1,165
Basic net income (loss) per share	$0.18	$0.21
Diluted net income (loss) per share	$0.17	$0.19

Total stock compensation expense is included in the consolidated statement of operations for the 13-week periods ended August 26, 2006 and August 27, 2005 in the following expense categories:

	(in thousands)
	For the 13-Week Period Ended:
	August 26, 2006	August 27, 2005
Cost of sales	$93	$1
Engineering	$7	$-
Selling, general and administrative	$459	$4

An $82 thousand one-time, non-cash benefit for estimated future forfeitures of restricted stock previously expensed is included in the consolidated statement of operations for the 13-week period ended August 26, 2006 in the following expense categories:

(in thousands)
For the 13-Week Period Ended:
August 26, 2006
Cost of sales	$(10)
Engineering	$(2)
Selling, general and administrative	$(70)

Stock Incentive Plans

The Company has a 1994 Stock Incentive Plan (“the 1994 Plan”) for employees, consultants and directors of the Company that was approved by the Company’s shareholders. The 1994 Plan, as amended, permits the grant of up to 1,500,000 shares of authorized common stock in the form of incentive stock options, non-qualified stock options, restricted stock awards and performance based awards and 2,075,000 additional shares of authorized common stock in the form of incentive or non-qualified stock options granted at not less than fair market value of the Company’s stock on the date of grant to employees, directors, advisors, independent contractors and consultants. The 1994 Plan provides for automatic option grants of 20,000 shares to directors that are not affiliated with Merix at the time the director is first elected to the board and 5,000 shares annually thereafter.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair values of stock options. The option-pricing model requires a number of assumptions, including those assumptions noted in the table below. Expected volatility is calculated based on applying historical volatility over the expected life of the stock options granted. The expected stock option term is calculated using the “simplified” method permitted by SAB 107 and is based on historical stock option exercise patterns. The risk-free interest rate used is based on the implied yield on Treasury Constant Maturities with a remaining term equal to the expected term of the stock option. The expected dividend yield is representative of no cash dividends being paid by the Company in the past and the Company having no intention of paying dividends in the foreseeable future. Additionally, the Company’s Domestic Term Loan Agreement contains covenants that restrict the Company’s ability to pay dividends.

The following weighted average assumptions were used in the Black-Scholes option pricing model for valuing all stock options granted during the 13-week periods ended August 26, 2006 and August 27, 2005:

	For the 13-Week Period Ended:
	August 26, 2006	August 27, 2005
Expected volatility	68%	55%
Expected stock option term	4.07 years	1.90 years
Risk-free interest rate	5.09%	3.93%
Expected dividend yield	0%	0%

Using the Black-Scholes methodology, the total fair value of stock options granted during the 13-week periods ended August 26, 2006 and August 27, 2005 was $2.1 million and $915 thousand, respectively. The weighted average grant date fair value per share of options granted during the 13-week periods ended August 26, 2006 and August 27, 2005 was $10.76 and $6.31, respectively. The total intrinsic value of stock options exercised during the 13-week period ended August 26, 2006 was $987 thousand. There was no intrinsic value in the stock options exercised during the 13-week period ended August 27, 2005.

Total cash received from stock options exercised and shares purchased under all share-based arrangements was $1.8 million for the 13-week period ended August 26, 2006. No stock options were exercised during the 13-week period ended August 27, 2005, and accordingly, no cash was received from stock options during the 13-week period ended August 27, 2005.

The Black-Scholes valuation model does not take into account vesting requirements or restrictions on transferability. In addition, the valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The estimation of stock awards that will ultimately vest requires significant estimates, and to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period that the estimates are revised. Actual results and future changes in estimates may differ substantially from the current estimates.

The Company amortizes stock-based compensation on a straight-line basis over the vesting period of the individual award with the estimated forfeitures considered. Expected pre-vesting forfeitures are estimated based on actual historical pre-vesting forfeiture rates.

The following table summarizes the Company’s stock options outstanding at August 26, 2006:

Options Outstanding				Options Vested and Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price
$2.04 - $5.45	271,844	5.45	$4.78	54,094	$2.87
$5.53 - $6.60	323,325	3.39	$6.14	176,087	$6.14
$6.63 - $8.15	290,697	4.67	$7.57	151,446	$7.18
$8.19 - $8.34	356,075	3.22	$8.33	332,009	$8.34
$8.40 - $8.57	358,036	2.82	$8.57	358,036	$8.57
$8.58 - $9.22	327,073	5.01	$9.19	320,823	$9.19
$9.25 - $10.51	445,675	6.53	$9.88	83,875	$9.96
$10.54 - $11.30	430,650	6.11	$11.07	244,650	$11.06
$11.34 - $16.50	353,990	2.54	$13.48	320,240	$13.55
$16.63 - $67.06	370,612	3.65	$22.59	363,112	$22.64

$2.04 - $67.06	3,527,977	4.40	$10.44	2,404,372	$11.32

At August 26, 2006, total estimated unrecognized compensation expense related to unvested stock options and restricted stock awards was $3.1 million and $1.2 million, respectively. The unrecognized compensation expense related to unvested stock options and restricted stock awards is expected to be recognized over a weighted average period of 1.95 years and 2.05 years, respectively.

The following table summarizes stock option activity during the 13-week period ended August 26, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at May 27, 2006	3,502,839	$10.37	4.06	$10,885,662

Granted	355,200	$10.76	4.07
Exercised	(254,389)	$7.21	N/A
Cancelled, forfeited or expired	(75,673)	$19.34	N/A

Options outstanding at August 26, 2006	3,527,977	$10.44	4.40	$10,092,128

Options exercisable at August 26, 2006	2,404,372	$11.32	3.26	$6,090,859

The aggregate intrinsic value of outstanding options at August 26, 2006 in the preceding table represents the total pretax intrinsic value of in-the-money options based on the Company’s closing stock price of $12.05 as of August 26, 2006, which would have been received by the option holders had all option holders exercised their stock options as of that date. The total number of in-the-money options exercisable as of August 26, 2006 1,729,059 and the weighted average exercise price was $8.53 at August 26, 2006

Performance Stock Option Awards

The Company issues performance stock option awards to certain employees under the 1994 and 2000 Plans. Performance stock option awards are a form of award in which the number of stock options that ultimately vest depends upon performance against targets specified at the time of issuance by the HRCC Committee of the Board of Directors. At the end of the requisite service period (the period of time over which the performance criteria must be satisfied), if the performance targets are met, the awards will vest in accordance with the terms of the underlying performance stock option award agreement.

Accruals of compensation cost for performance stock option awards with a performance condition are based on the probable outcome of the performance condition. The Company accrues compensation cost if it is probable that the performance condition will be achieved and the Company does not accrue compensation if it is not probable that the performance condition will be achieved. Compensation cost is recognized on a straight-line over the requisite service period of the award.

Non-vested performance stock option award activity under the 1994 and 2000 Plans for the 13-week period ended August 26, 2006 is as follows:

	Nonvested Performance Stock Option Awards Outstanding	Weighted Average Grant Date Fair Value
Non-vested performance stock option awards outstanding at May 27, 2006	61,000	$8.56

Granted	170,000	$11.13
Exercised	(1,375)	$9.30
Forfeited	-	$-

Non-vested performance stock option awards outstanding at August 26, 2006	229,625	$10.46

Performance stock option awards exercisable at August 26, 2006	13,875	$8.49

At August 26, 2006, the unrecognized cost related to non-vested performance stock option awards totaled approximately $821 thousand. These costs are expected to be recognized over a weighted average period of 2.26 years. There were no performance stock option awards granted during the 13-week period ended August 27, 2005 or outstanding at August 27, 2005.

Performance stock option award compensation expense computed under the fair value method for the 13-week period ended August 26, 2006 was $63 thousand. As there were no performance stock option awards outstanding during the 13-week period ended August 27, 2005, the Company did not recognize any performance stock option award compensation expense during the 13-week period ended August 27, 2005.

Restricted Stock Awards

The Company issues restricted stock awards to certain employees under the 1994 and 2000 Plans. Restricted stock awards are subject to vesting and other terms, as specified at the time of issuance by the HRCC Committee of the Board of Directors. Generally, restricted stock awards vest ratably over a four-year period, beginning on the first anniversary of their issuance, and may contain accelerated vesting provisions.

The Company accrues compensation expense for restricted stock awards on a straight-line basis over the requisite service period of the restricted stock award, which is defined as the period of time from the grant date of the restricted stock award to the end of the vesting period, as defined in the restricted stock award agreement.

Non-vested restricted stock award activity under the 1994 and 2000 Plans for the 13-week period ended August 26, 2006 is as follows:

	Nonvested Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested restricted stock awards outstanding at May 27, 2006	134,621	$8.07

Granted	79,066	10.92
Vested	(28,423)	8.17
Forfeited	(500)	9.22

Non-vested restricted stock awards outstanding at August 26, 2006	184,764	$9.27

At August 26, 2006, the unrecognized compensation cost related to non-vested restricted stock awards totaled $1.2 million. These costs are expected to be recognized over a weighted average period of 2.05 years.

Restricted stock compensation expense computed under the fair value method for the 13-week periods ended August 26, 2006 and August 27, 2005 was $161 thousand and $34 thousand, respectively.

Stock Grants

The Company from time to time grants stock to certain of its employees. Stock grants vest immediately and compensation expense is recorded immediately. During the 13-week periods ended August 26, 2006 and August 27, 2005, there were no stock grants. Accordingly, the Company did not recognize any stock compensation expense relating to stock grants during the 13-week periods ended August 26, 2006 and August 27, 2005.

Note 14.     EQUITY

On March 25, 1997, the Board of Directors adopted a Shareholder Rights Plan (the “Shareholder Rights Plan”) designed to preserve and enhance shareholder value and the Company’s ability to carry out its long-term business strategy. Under the Shareholder Rights Plan, the Company reserved 500,000 shares of Series A Preferred Stock. In connection with the adoption of the Plan, the Board of Directors declared a dividend distribution of one Right for each outstanding share of common stock, payable to the shareholders of record on April 25, 1997. One Right entitles the registered holder, under certain circumstances, to purchase from the Company one one-hundredth of a share of Series A Preferred Stock at a purchase price of $90.00, subject to adjustment. The Company may redeem the Rights for $0.001 per Right under certain circumstances. The Rights expire on March 25, 2007.

Note 15.     SEVERANCE AND IMPAIRMENT CHARGES

During the first quarter of the fiscal year 2006, the Company executed cost reduction actions that included a reduction in approximately 130 employee positions across the Company’s manufacturing and support organizations, predominantly in Oregon. The Company recorded a charge of $658 thousand related to severance costs and $477 thousand for the impairment of certain fixed assets. As of August 26, 2006 and May 27, 2006, the Company had no accrued liability remaining.

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

Net income (loss) per share for the 13-week periods ended August 26, 2006 and August 27, 2005 is as follows:

	(in thousands, except per share amounts)
	For the 13-Week Period Ended:
	August 26, 2006	August 27, 2005

Determination of Net Income (Loss) Per Share - Basic:
Net income (loss)	$3,643	$(545)
Divided by: weighted average number of basic shares	19,944	19,376

Net income (loss) per share - basic	$0.18	$(0.03)

Determination of Net Income (Loss) Per Share - Diluted:
Net income (loss)	$3,643	$(545)
Add: Interest expense on dilutive convertible notes, net of tax	$612
Add: Amortization of fees on dilutive convertible notes, net of tax	$135
Subtract: Profit sharing expense, net of tax	$(63)	$-

Dilutive net income (loss)	$4,327	$(545)
Divided by: weighted average number of diluted shares	25,012	19,376

Net income (loss) per share - diluted	$0.17	$(0.03)

The following incremental shares were excluded from the calculation of diluted net income (loss), because including these shares would have been anti-dilutive:

	For the 13-Week Period Ended:
	August 26, 2006	August 27, 2005
Incremental weighted average shares related to:
Outstanding stock options	1,705,436	3,177,955
Convertible debenture	-	1,287,996

Total	1,705,436	4,465,951

Note 17.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the 13-week periods ended August 26, 2006 and August 27, 2005 is as follows:

	(in thousands)
	For the 13-Week Period Ended:
	August 26, 2006	August 27, 2005

Net income (loss)	$3,643	$(545)

Other comprehensive income (loss)
Change in cumulative translation adjustment	(9)	-

Total other comprehensive income (loss)	(9)	-

Total comprehensive income (loss)	$3,634	$(545)

Accumulated other comprehensive income (loss) for the 13-week periods ended August 26, 2006 and August 27, 2005 consists of the following:

	(in thousands)
	For the 13-Week Period Ended:
	August 26, 2006	August 27, 2005

Foreign currency translation adjustment	$4	$-

Note 18.    OPERATING SEGMENTS

The Company has three reportable business segments defined by geographic location in accordance with SFAS 131: (1) Merix Oregon, (2) Merix San Jose and (3) Merix Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. The Company’s operating segments are evidence of the internal structure of the Company’s organization. Each segment operates in the same industry with production facilities that produce similar customized products for its customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team. The Company’s chief operating decision maker (CODM) is the Company’s Chief Executive Officer.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Net sales by geographic operating segment are defined as net sales consummated within the region where the sale originated. The Company defines the sales origination to be the region where the product is manufactured. Prior to the acquisition of Merix Asia on September 29, 2005, the Company reported geographic net sales based on the domicile of the OEM customer. Subsequent to the acquisition of Merix Asia, the Company changed its reporting definition of geographic net sales origination from the domicile of the OEM customer to net sales by manufacturing location.

All corporate-type expenses have been included in the Merix Oregon segment.

Net sales, depreciation expense, amortization expense of identifiable intangible assets, operating income (loss), a reconciliation of operating income (loss) to net income (loss), capital expenditures, accounts receivable, net, inventories, net, assets held for sale, property, plant and equipment, net, goodwill and total assets for each operating segment are regularly reviewed by management and are, therefore, provided below:

	(in thousands, unaudited)
	Merix Oregon	Merix San Jose	Merix Asia	Consolidated
For the 13-Week Period Ended August 26, 2006:

Net sales	$54,219	$8,641	$43,056	$105,916
Depreciation expense	(2,839)	(316)	(1,784)	(4,939)
Amortization expense - identifiable intangible assets	-	(580)	(182)	(762)

Operating income (loss)	6,345	327	(463)	6,209
Interest income	309	10	16	335
Interest expense	(1,284)	-	(479)	(1,763)
Other income (expense), net	(30)	34	(631)	(627)

Income (loss) before taxes and minority interests	5,340	371	(1,557)	4,154

Income tax expense	275	-	225	500

Income (loss) before minority interests	5,065	371	(1,782)	3,654

Minority interests in net income of consolidated subsidiaries, net of tax	-	-	11	11

Net income (loss)	$5,065	$371	$(1,793)	$3,643

	(in thousands, unaudited)
	Merix Oregon	Merix San Jose	Merix Asia	Consolidated
For the 13-Week Period Ended August 27, 2005:

Net sales	$44,327	$7,460	$-	$51,787
Depreciation expense	(3,286)	(343)	-	(3,629)
Amortization expense - identifiable intangible assets	-	(751)	-	(751)

Operating loss	(427)	(211)	-	(638)
Interest income	633	-	-	633
Interest expense	(437)	-	-	(437)
Other income (expense), net	(105)	6	-	(99)

Loss before taxes and minority interests	(336)	(205)	-	(541)

Income tax expense	4	-	-	4

Loss before minority interests	(340)	(205)	-	(545)

Minority interests in net income of consolidated subsidiaries, net of tax	-	-	-	-

Net loss	$(340)	$(205)	$-	$(545)

	(in thousands, unaudited)
	For the 13-Week Period Ended:
	August 26, 2006	August 27, 2005
Capital Expenditures:
Merix Oregon	$2,555	$1,256
Merix San Jose	194	223
Merix Asia	3,199	-

Total	$5,948	$1,479

	(in thousands, unaudited)
	August 26, 2006	May 27, 2006
Accounts Receivable, Net:
Merix Oregon	$52,024	$49,005
Merix San Jose	5,400	5,231
Merix Asia	21,894	21,143

Total	$79,318	$75,379

	(in thousands, unaudited)
	August 26, 2006	May 27, 2006
Inventories, Net
Merix Oregon	$14,463	$13,079
Merix San Jose	1,330	1,125
Merix Asia	12,589	10,180

Total	$28,382	$24,384

	(in thousands, unaudited)
	August 26, 2006	May 27, 2006
Assets Held for Sale:
Merix Oregon	$1,987	$1,987
Merix San Jose	-	-
Merix Asia	189	-

Total	$2,176	$1,987

	(in thousands, unaudited)
	August 26, 2006	May 27, 2006
Property, Plant and Equipment, Net:
Merix Oregon	$69,006	$69,640
Merix San Jose	4,893	4,680
Merix Asia	49,768	48,542

Total	$123,667	$122,862

	(in thousands, unaudited)
	August 26, 2006	May 27, 2006
Goodwill:
Merix Oregon	$-	$-
Merix San Jose	25,551	25,551
Merix Asia	64,755	64,338

Total	$90,306	$89,889

	(in thousands, unaudited)
	August 26, 2006	May 27, 2006
Total Assets:
Merix Oregon	$175,431	$168,300
Merix San Jose	44,675	45,303
Merix Asia	172,028	165,327

Total	$392,134	$378,930

MAJOR CUSTOMERS BY OPERATING SEGMENT:

Major Customers: The Company’s five largest OEM customers, which vary from year to year, comprised 39% and 55% of the Company’s consolidated net sales during the 13-week periods ended August 26, 2006 and August 27, 2005, respectively. Net sales to two customers individually represented 15% and 10% of consolidated net sales during the 13-week period ended August 26, 2006. Net sales to two customers individually represented 27% and 12% of consolidated net sales during the 13-week period ended August 27, 2005. Net sales to these customers primarily related to the Merix Oregon operating segment.

The following are the Company’s significant end customers by operating segment for the 13-week period ended August 26, 2006:

Merix Oregon – Merix Oregon’s five largest customers during the 13-week period ended August 26, 2006, in alphabetic order, were Cisco Systems Inc., Harris RF Communication, Inc., Juniper Networks, Inc., Motorola, Inc., and Thales Communication, Inc. During the 13-week period ended August 26, 2006, Merix Oregon’s net sales to Cisco Systems and Motorola represented 29% and 19%, respectively, of Merix Oregon’s net sales.

Merix Asia – Merix Asia’s five largest customers during the 13-week period ended August 26, 2006, in alphabetic order, were IBM Corporation, Lear Corporation, Robert Bosch Corporation, TRW Automotive, Inc. and Visteon Corporation. During the 13-week period ended August 26, 2006, Merix Asia’s net sales to TRW Automotive, Inc. represented 15% of Merix Asia’s net sales.

Merix San Jose – Merix San Jose’s five largest customers during the 13-week period ended August 26, 2006, in alphabetic order, were Aeroflex Corporation, Ario Data Networks, Inc., Intel Corporation, Paramit Corporation, and Solectron USA, Inc. During the 13-week period ended August 26, 2006, none of Merix San Jose’s customers represented 10% or more of Merix San Jose’s net sales.

Note 19.    BENEFIT PLANS

The Company has two defined contribution plans, one in Oregon and one in California, which meet the requirements of Section 401(k) of the Internal Revenue Code for all regular employees and executive officers.

Under the 401(k) plan for employees that reside in Oregon, the Company matches employee contributions of 100% of the first 3% of an employee’s base pay and Company contributions vest at a rate of 25% a year. The Company’s contributions may be made in cash or in the Company’s stock. During the 13-week periods ended August 26, 2006 and August 27, 2005, contribution expense related to this plan was $413 thousand and $300 thousand, respectively.

Under the 401(k) plan for employees that reside in California, the Company matches employee contributions of 20% of the first 5% of an employee’s base pay and Company contributions vest at a rate of 20% a year after the first year. The Company’s contributions may be made in cash or in the Company’s stock. During the 13-week periods ended August 26, 2006 and August 27, 2005, contribution expense related to this plan was $22 thousand and $26 thousand, respectively.

During the calendar year 2005, the Company was not in compliance with certain 401(k) regulations relating to highly compensated employees within its 401(k) plan. Contributions for highly compensated employees exceeded allowed limits by $43 thousand during the calendar year 2005.

Certain Merix Asia employees are entitled to receive a long service payment if they have been employed under a continuous contract for a period of not less than five years (“Long Service Payment Plan”). Under certain circumstances upon termination of employment, the employee is eligible to receive the long service payment or severance payment, which are individually calculated as the lesser of (1) the employee’s last full month’s wages multiplied by two-thirds multiplied by the employee’s total number of service years, or (2) 22,500 Hong Kong Dollars (approximately US$3 thousand at July 22, 2006 and August 26, 2006) multiplied by two-thirds multiplied by the employee’s total number of service years. The total cumulative severance and long service plan payment are subject to a maximum payment not to exceed 390,000 Hong Kong Dollars (approximately US$50 thousand at July 22, 2006 and August 26, 2006). The Company’s Long Service Payment Plan accrual at July 22, 2006 was $2.7 million. During the 13-week period ended July 22, 2006, contribution expense related to this plan was $327 thousand.

Note 20.    CONCENTRATIONS OF RISK

The Company is subject to concentrations of credit risk, primarily associated with cash and cash equivalents, short-term investments and accounts receivable. To mitigate risk associated with cash, cash equivalents, and investments, the Company places cash, cash equivalents, and investments with financial institutions with investment grade credit ratings and limits the amount of credit exposure to any one financial institution. To mitigate risk associated with short-term investments, the Company further selects investments with creditworthy investees and diversifies the portfolio. The Company’s more significant credit risk is attributable to accounts receivable. The Company’s credit risk surrounding accounts receivable are mitigated through (a) ongoing credit evaluations of customers, (b) monitoring of current changes in the customers’ businesses, and (c) responding to circumstances promptly. The accounts receivable can either be due from an OEM customer or its electronic manufacturing service provider, depending upon the billing arrangement.

In total, five entities represented approximately 44% of the net trade accounts receivable balance at August 26, 2006, individually ranging from 4% to 17%. Comparatively, five entities represented approximately 39% of the net trade accounts receivable balance at May 27, 2006, individually ranging from 5% to 15%. The risk in net trade accounts receivable is limited due to the creditworthiness of entities to which we sell products and the relatively stable geopolitical environment of the countries in which these entities reside. The Company has not had significant losses related to its accounts receivable in the past.

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

On June 17, 2004, the Company and certain of its executive officers and directors were named as defendants in the first of four purported class action lawsuits alleging violations of federal securities laws. These four cases, which were filed in the United States District Court for the District of Oregon, have now been consolidated in a single action entitled “In re Merix

Securities Litigation”, Lead Case No. CV 04-826-MO. A lead plaintiff was appointed, who filed a consolidated and amended class action complaint on November 15, 2004. On March 3, 2005, the Company filed a motion to dismiss the amended and consolidated complaint for failure to identify with sufficient specificity the statements that plaintiffs allege to have been false and why the statements were either false when made or material. On September 15, 2005, the court dismissed the complaint, without prejudice, and gave plaintiffs leave to amend their complaint. On November 18, 2005, the lead plaintiff filed an amended complaint. The complaint, as amended, alleges that the defendants violated the federal securities laws by making certain alleged inaccurate and misleading statements in the Prospectus used in connection with the January 2004 public offering. On January 26, 2006, the defendants filed a motion to dismiss the amended complaint. On September 28, 2006, the United States District Court of Oregon dismissed the amended complaint with prejudice. See Note 23.

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

The Company is from time to time made subject to employment-related claims and other commercial claims in the ordinary course of business. The Company has recorded charges for the estimated probable costs associated with defending these claims. Management of the Company believes that the Company’s reserves are adequate and that the outcome should not have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.

Environmental Matters

The process to manufacture printed circuit boards requires adherence to environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standards applicable in each of the jurisdictions in which the Company operates. The Company’s Huiyang and Huizhou facilities in the People’s Republic of China currently are not compliant with all applicable environmental permits and requirements. The Company has worked cooperatively with regulators in the People’s Republic of China and has agreed upon a remediation plan. The Company anticipates that this plan, if executed, would not result in any unplanned fines, penalties or costs. The Company incurred $90 thousand and $193 thousand of environmental remediation costs relating to the Huiyang facility and Huizhou facility, respectively, in the People’s Republic of China during the 13-week period ended July 22, 2006. As the Company purchased the operations of EPCH on September 29, 2005, the Company did not incur environmental remediation costs relating to the Huiyang facility and Huizhou facility in the People’s Republic of China during the 13-week period ended August 27, 2005. Management believes that its other facilities comply in all material respects with applicable environmental laws and regulations. The Company has in the past received certain notices of violations and has been required to engage in certain minor corrective activities. There can be no assurance that violations will not occur in the future.

Commitments

As of August 26, 2006, the Company had capital commitments of approximately $6.5 million, primarily relating to the purchase of manufacturing equipment.

On April 14, 2005, the Company entered into a Master Sale and Purchase Agreement (the “Agreement”) with EPCH. Pursuant to the Agreement, the Company acquired from EPCH the operations of Eastern Pacific Circuits, Ltd and certain of its subsidiaries, a Hong Kong based supplier of printed circuit boards, for a total purchase price of $120.3 million, subject to (1) adjustment based on changes in working capital, (2) an additional earn out payment of up to $13 million if the business meets certain adjusted EBITDA targets in calendar 2005, and (3) revised purchase price negotiations based on a revised Merix Asia business valuation. The Company is continuing to work with EPCH to finalize the purchase price; however, the Company is currently unable to estimate the date on which the purchase price will be finalized. The Company has not recorded or accrued for any potential additional consideration relating to the earn out clause, as the Company is unable to determine the amounts, if any, of additional consideration that will be paid.

The Company has consignment agreements with certain suppliers for raw material inventory, some of which obligate the Company to purchase inventory on hand upon termination of the agreement. As of August 26, 2006, potential commitments under these agreements were insignificant.

Note 22.    RELATED PARTY TRANSACTIONS

On September 29, 2005, Merix Caymans entered into an inter-company loan agreement (“the Loan”) with Merix Corporation. Under the terms of the agreement, Merix Corporation loaned $41.2 million to Merix Caymans with interest payable at a rate equal to 110% of the Federal mid-term rate for each quarter. The loan proceeds were used to fund the acquisition of Merix Asia. Interest payments are due on September 1, December 1 and March 1 of each year, as well as on the last Friday in May of each year. The unpaid principal and accrued unpaid interest on the Loan are payable in full on the last Friday of May of each year, or, on September 1, December 1, March 1 and on the last Friday in May of each year, the unpaid principal amount of the Loan is rolled over into a new loan. In the event that the parties are no longer affiliated entities, the unpaid principal and accrued unpaid interest on the Loan will be due immediately and payable in full and the agreement will automatically terminate. No interest on the Loan was paid during the 13-week period ended August 26, 2006. All accrued principal and interest amounts relating to the Loan were eliminated in consolidation in accordance with the Company’s consolidation policies described in Note 1.

On May 24, 2006, Merix Caymans added an addendum to the inter-company loan agreement with Merix Corporation discussed above, whereby Merix Corporation loaned an additional $30 million to Merix Caymans (“the $30 Million Loan”) for the purpose of paying off the Merix Asia $30 million Standard Charter Bank (SCB) debt. Interest is payable at a rate equal to 110% of the Federal mid-term rate for each quarter. Interest payments are due on September 1, December 1 and March 1 of each year, as well as on the last Friday in May of each year, beginning on May 28, 2006. The unpaid principal and accrued unpaid interest on the $30 Million Loan are payable in full on the last Friday of May of each year, or, on September 1, December 1, March 1 and on the last Friday in May of each year, the unpaid principal amount of the $30 Million Loan is rolled over into a new loan. In the event that the parties are no longer affiliated entities, the unpaid principal and accrued unpaid interest on the $30 Million Loan will be due immediately and payable in full and the agreement will automatically terminate. No interest on the $30 Million Loan was paid during the 13-week period ended August 26, 2006. All accrued principal amounts relating to the Loan were eliminated in consolidation in accordance with the Company’s consolidation policies described in Note 1.

During the 13-week period ended August 26, 2006, the Company paid the following amounts to Huizhou Desay Holdings Co. Ltd, a minority shareholder: $43 thousand for consulting fees, $67 thousand for rental fees, $7 thousand for management fees, and $83 thousand for other fees.

During the 13-week period ended August 26, 2006, there were no distributions to minority shareholders in the People’s Republic of China. The Company is obligated to make distributions to its minority shareholders based on the profits generated from the following four Merix Asia facilities prior to the Company’s acquisition of Merix Asia: Huizhou facility, Huiyang facility, Dongguan facility and Lomber facility (each located in the People’s Republic of China).

Note 23.    SUBSEQUENT EVENTS

Sale of Dongguan and Lomber Facilities

On September 29, 2006, Merix Hong Kong entered into an agreement with Citi-Power Investment Limited (“Citi-Power”) to sell Merix Hong Kong’s 90% shareholding interest in the Lomber single-sided manufacturing facility located in Huizhou City in the People’s Republic of China (“Lomber Facility”) for a nominal amount, subject to (1) the minority shareholder issuing a letter consenting to the proposed transfer of Merix Hong Kong’s interest in the Lomber Facility to Citi-Power, (2) the Board of Directors approval of the transfer of Merix Hong Kong’s interest in the Lomber Facility to Citi-Power, and (3) the issue of an amended approval certificate of the joint venture entity stating that Citi-Power and the minority shareholder own 90% and 10%, respectively, of the registered capital of the Lomber Facility pursuant to the Ministry of Commerce approval of the proposed equity transfer. Under the terms of the sales agreement, all receivables due to or payables due from the joint venture entity by Company affiliates will be offset and cancelled as of the completion date of the sale.

On September 29, 2006, Merix Hong Kong entered into an agreement with Excel Hero (China) Limited (“EXCEL”) to sell Merix Hong Kong’s 85.29% shareholding interest in its single-sided manufacturing facility located in Dongguan City in the People’s Republic of China (“Dongguan Facility”) for a nominal amount, subject to (1) the minority shareholder issuing a letter consenting to the proposed transfer of Merix Hong Kong’s interest in the Dongguan Facility to EXCEL, (2) the Board of Directors approval of the transfer of Merix Hong Kong’s interest in the Dongguan Facility to EXCEL, and (3) the issue of an amended approval certificate of the Company stating that EXCEL and the minority shareholder own 85.29% and 14.71%, respectively, of the registered capital of the Lomber Facility pursuant to the Ministry of Commerce approval of the proposed equity transfer. Under the terms of the sales agreement, the joint venture entity will further write-off all receivables due from any company affiliate as of the completion date of the sale in exchange for a cash settlement payment.

The net carrying value of the Dongguan and Lomber facilities was $2.4 million at July 22, 2006. As these assets did not meet the assets held for sale criteria defined by SFAS 144 at August 26, 2006, such long-lived assets are not recorded as assets held for sale in the Company’s consolidated balance sheet as of August 26, 2006 and are not included as discontinued operations in the Company’s consolidated statement of operations for the 13-week period ended August 26, 2006.

Dismissal of In re Merix Corporation Securities Litigation

As previously reported in the Company’s periodic reports filed with the Securities and Exchange Commission, four proposed class action complaints were filed against the Company and certain of the Company’s executive officers and directors in the first quarter of the fiscal year 2005 by plaintiffs who purchased securities in the Company’s January 2004 public offering. The complaints were consolidated in the second quarter of the fiscal year 2005 in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. On March 3, 2005, the Company filed a motion to dismiss the amended and consolidated complaint for failure to identify with sufficient specificity the statements that plaintiffs allege to have been false and why the statements were either false when made or material. On September 15, 2005, the court granted that motion without prejudice and gave plaintiffs leave to amend their complaint. On November 18, 2005, the lead plaintiff filed an amended complaint. The complaint, as amended, alleged that the defendants violated the federal securities laws by making certain alleged inaccurate and misleading statements in the prospectus used in connection with the Company’s January 2004 public offering. The initial purchaser was one of the underwriters of the Company’s January 2004 public offering and is one of the defendants in this case. On September 28, 2006, the United States District Court of Oregon dismissed the amended complaint with prejudice to the plaintiffs’ right to amend.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

                    OF OPERATIONS

A Warning About Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and other similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, plans and projections are described in Item 1A, “Risk Factors” under the subheading “Risk Factors Affecting Business and Results of Operations.” This section, along with other sections of this Quarterly Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations, plans and projections. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission, including our most recent Annual Report on From 10-K for the fiscal year ended May 27, 2006.

Business

Merix Corporation is an Oregon corporation formed in March 1994. In this report, the terms “Merix,” “Company,” “we,” “us,” and “our” refer to Merix Corporation and its wholly and majority-owned subsidiaries. We are a leading global manufacturer of technologically advanced printed circuit boards for use in electronic equipment. Our principal products are complex multi-layer rigid printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. We provide our products to original equipment manufacturer (“OEM”) customers, and their electronic manufacturing service (“EMS”) providers, that use them primarily in commercial equipment in the communications, automotive, high-end computing and storage, and test and measurement markets. Our markets are generally characterized by rapid technological change, high levels of complexity and short product life-cycles, as new and technologically superior electronic equipment is continually being developed. We have focused our efforts on shortened lead time delivery, technology and volume production. We believe we are well positioned to serve our customer base as a result of our quick-turn service capabilities, our technology leadership, high-technology production capacity and our lower-cost, volume production capabilities in Asia.

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

Merix Asia has approximately 869,000 square feet of manufacturing space, consisting of four facilities in Southern China and one facility in Hong Kong. Two of the facilities in the People’s Republic of China as well as the Hong Kong facility produce multi-layer printed circuit board products. Two smaller facilities in the People’s Republic of China produce single-sided printed circuit board products. See Note 23 to the consolidated financial statements.

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

Markets and Customers

We have a broad customer base and our customers include leading OEMs in the electronics and automotive industries. Our five largest OEM customers, which vary from year to year, comprised 39%, and 55% of our consolidated net sales during the 13-week periods ended August 26, 2006 and August 27, 2005, respectively. Net sales to two customers individually represented 15% and 10% of consolidated net sales during the 13-week period ended August 26, 2006. Net sales to two customers individually represented 27% and 12% of consolidated net sales during the 13-week period ended August 27,

2005. Net sales to these customers primarily related to the Merix Oregon operating segment. The reduced concentration of and shift in our major customers is largely the result of a more diverse customer base resulting from the acquisition of Merix Asia on September 29, 2005. However, we expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future.

The following are our significant end customers by operating segment for the 13-week period ended August 26, 2006:

Merix Oregon – Merix Oregon’s five largest customers during the 13-week period ended August 26, 2006, in alphabetic order, were Cisco Systems Inc., Harris RF Communication, Inc., Juniper Networks, Inc., Motorola, Inc., and Thales Communication, Inc. During the 13-week period ended August 26, 2006, Merix Oregon’s net sales to Cisco Systems and Motorola represented 29% and 19%, respectively, of Merix Oregon’s net sales.

Merix Asia – Merix Asia’s five largest customers during the 13-week period ended August 26, 2006, in alphabetic order, were IBM Corporation, Lear Corporation, Robert Bosch Corporation, TRW Automotive, Inc. and Visteon Corporation. During the 13-week period ended August 26, 2006, Merix Asia’s net sales to TRW Automotive, Inc. represented 15% of Merix Asia’s net sales.

Merix San Jose – Merix San Jose’s five largest customers during the 13-week period ended August 26, 2006, in alphabetic order, were Aeroflex Corporation, Ario Data Networks, Inc., Intel Corporation, Paramit Corporation, and Solectron USA, Inc. During the 13-week period ended August 26, 2006, none of Merix San Jose’s customers represented 10% or more of Merix San Jose’s net sales.

Sales attributed to OEMs include sales made through their electronic manufacturing service providers. Approximately 47% and 61% of our consolidated net sales were through electronic manufacturing service providers during the 13-week periods ended August 26, 2006 and August 27, 2005, respectively. Although our contractual relationship is with the electronic manufacturing service provider, most of our shipments to electronic manufacturing service providers are directed by OEMs that negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several electronic manufacturing service providers and are awarded incremental discretionary orders directly from some of them. We expect these discretionary orders to increase in the future as we strengthen our direct relationships with these electronic manufacturing service providers.

Refer to Note 18 of the consolidated financial statements for disaggregated financial information relating to our operating segments.

Backlog

Backlog comprises purchase orders received and, in some instances, forecast requirements released for production under customer contracts.

Oregon: Our 90-day backlog for our Oregon facilities was approximately $29.8 million and $17.0 million at August 26, 2006 and August 27, 2005, respectively.

San Jose: Our backlog for our San Jose facility was approximately $2.7 million and $2.6 million at August 26, 2006 and August 27, 2005, respectively.

Asia: Our backlog for our Asian facilities acquired in September 2005 was approximately $30.3 million at July 22, 2006.

A substantial portion of our backlog is typically scheduled for delivery within 90 days and customers may cancel or postpone all scheduled orders, and in most cases, without penalty. Therefore, backlog may not be a meaningful indicator of future financial results.

CHANGES IN CRITICAL ACCOUNTING POLICIES

Inventories, Net

On May 28, 2006, the Company adopted SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” (“ARB 43”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not result in additional expense being recorded by the Company during the 13-week period ended August 26, 2006, as the Company did not expense abnormal amounts of idle facility expense, freight, handling costs, or wasted material (spoilage) during the 13-week period ended August 26, 2006.

Stock-Based Compensation

On May 28, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company elected to use the modified prospective transition method provided by SFAS 123(R). Under the modified prospective transition method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. The modified prospective transition method requires the recognition of compensation expense for all share-based payments granted on or subsequent to the date of adoption over the service period for all awards expected to vest. This method also requires the recognition of compensation expense for all share-based payments granted prior to, but not yet vested, as of the date of adoption, May 28, 2006. Compensation expense is measured based on the fair value of the award at the grant date. The fair value of non-vested share-based grants is based on the number of shares granted and the quoted market price of our common stock. In accordance with the modified prospective transition method, results for prior periods have not been restated. See Note 13 to the consolidated financial statements.

The Company uses the Black-Scholes option-pricing model to estimate the fair values of stock options. The option-pricing model requires a number of assumptions, including: (1) expected stock price volatility, (2) the expected pre-vesting forfeiture rate and (3) the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility is calculated based upon actual historical stock price movements over the most recent periods ending August 26, 2006 equal to the expected option term. The expected option term is calculated using the “simplified” method permitted by SAB 107.

The Black-Scholes valuation model does not take into account vesting requirements or restrictions on transferability. In addition, the valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The estimation of stock awards that will ultimately vest requires significant estimates, and to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period that the estimates are revised. Actual results and future changes in estimates may differ substantially from the current estimates.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the consolidated statement of cash flows. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). The excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the statement of cash flows for the 13-week period ended August 26, 2006.

On May 28, 2006, the Company adopted Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views on a variety of matters relating to stock-based payments upon adoption of SFAS 123(R). SAB 107 requires that stock-based compensation be classified in the same expense line items as cash compensation. Accordingly, stock-based compensation for the thirteen week period ended August 26, 2006 has been reclassified in the statement of operations to correspond to current year presentation within the same operating expense line items as cash compensation paid to employees.

For a complete description of our critical accounting policies and estimates, refer to our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 24, 2006.

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales were $105.9 million during the 13-week period ended August 26, 2006, an increase of 105% over consolidated net sales of $51.8 million during the 13-week period ended August 27, 2005. The increase in consolidated net sales during the 13-week period ended August 26, 2006 as compared to the 13-week period ended August 27, 2005 is primarily due to the addition of net sales generated by Merix Asia and increased sales of quick-turn and premium revenues.

On a consolidated basis, unit shipments were higher during the 13-week period ended August 26, 2006 as compared to the 13-week period ended August 27, 2005. The increase was primarily related to the addition of Merix Asia as well as increased demand and production from Merix’ U.S. operations. First quarter 2007 average pricing for the U.S. operations increased by 9% over the first quarter of the fiscal year 2006 due to strong demand across all of our major customer segments. In addition, average pricing also benefited from management’s efforts to increase its share of the higher priced quick-turn business and the Company’s product sales mix contains a higher percentage of more technologically advanced boards. In general, average pricing is higher for boards that utilize high-speed laminate materials, thermal management solutions and smaller and more compact holes.

Consolidated net sales of quick-turn and premium services (products that sell at a premium over our standard base price as a result of rapid prototype manufacturing or compressed lead-time volume orders), comprised roughly 26% of our consolidated net sales for the 13-week period ended August 26, 2006, as compared to 33% of our consolidated net sales for the 13-week period ended August 27, 2005. The lower percentage of quick turn and premium business during the 13-week period ended August 26, 2006 was caused by the addition of Merix Asia that does not currently produce any of this type of business (Merix Asia currently only produces full lead time business).

Sales attributed to our five largest original equipment manufacturers (“OEM”) customers comprised 39% and 55% of our consolidated net sales during the 13-week periods ended August 26, 2006 and August 27, 2005, respectively. Net sales to two customers individually represented 15% and 10% of consolidated net sales during the 13-week period ended August 26, 2006. Net sales to two customers individually represented 27% and 12% of consolidated net sales during the 13-week period ended August 27, 2005. The loss of or decrease in orders from one or more major customers could materially reduce our consolidated net sales and have a material adverse impact on our consolidated results of operations and financial condition.

Sales attributed to OEMs include sales made through the OEM’s electronic manufacturing service providers (“EMS”). We expect sales to OEMs through their EMS’s to continue to represent a significant portion of our consolidated net sales. The percentage of our consolidated net sales made through electronic manufacturing service providers was approximately 47% and 61% during the 13-week periods ended August 26, 2006 and August 27, 2005, respectively. Although our contractual relationship is with the electronic manufacturing service provider, most of our shipments to electronic manufacturing service providers are directed by OEMs who negotiate product pricing and volumes direction with us. In addition, we are on the approved vendor list of EMSs and are awarded discretionary orders directly from some of them.

The following table shows, for the periods indicated, the percentage of our consolidated net sales to the principal end markets we serve (amounts in thousands):

	For the 13-Week Period Ended:
	August 26, 2006		August 27, 2005
End Markets
Communications	40%	$42,682	73%	$37,731
Automotive	19%	20,168	—	—
High-end Computing & Storage	11%	11,337	6%	3,290
Test and Measurement	7%	7,219	7%	3,572
Aerospace and Defense	5%	5,122	4%	2,139
Other*	18%	19,388	10%	5,055

Total	100%	$105,916	100%	$51,787

•      Other includes medical, industrial and other.

The decrease in communications end market results principally from the Merix Asia acquisition and also reflects our continued focus to reduce our market risk with increased diversification. The increase in other end markets is primarily the result of the addition of Merix Asia’s sales, which include additional sales to EMS’s and other consumer markets.

Future demand and product pricing depend on many factors, including capacity utilization in the industry, product mix, competitive pressure in the printed circuit board industry, levels of advanced technology, economic conditions affecting the markets we serve, and the electronics industry in general.

Gross Margin

Gross margin as a percentage of consolidated net sales was 19.1% and 14.7% during the 13-week periods ended August 26, 2006 and August 27, 2005, respectively. The increase in gross margin during 13-week period ended August 26, 2006 compared to the 13-week period ended August 27, 2005 is primarily attributable to improved market demand, increasing average selling prices, and increased volume of more profitable sales, primarily in North America. Partially offsetting the higher gross margins in North America were lower gross margins in Asia, which are impacted by generally lower average prices due to the lower technology products it currently produces. In addition, during the 13-week periods ended August 26, 2006 and August 27, 2005, Merix Asia was abnormally impacted by higher cost raw materials, principally copper laminate, that were affected by the sharp rise in copper prices. Merix Asia’s results also incurred higher outsourcing costs in order to meet its growing revenue base.

Engineering

Engineering expenses were $1.6 million during the 13-week period ended August 26, 2006 as compared to $1.5 million during the 13-week period ended August 27, 2005. Engineering expenses during the 13-week periods ended August 26, 2006 and August 27, 2005 represented 1% and 3% of consolidated net sales, respectively. Engineering expenses decreased as a percentage of consolidated net sales during the 13-week period ended August 26, 2006 as compared to the 13-week period ended August 27, 2005 due to the addition of sales at Merix Asia.

Selling, General and Administrative

Selling, general and administrative expenses were $11.7 million during the 13-week period ended August 26, 2006 as compared to $4.9 million during the 13-week period ended August 27, 2005. These increases are largely attributed to the inclusion of Merix Asia in the results of the 13-week period ended August 26, 2006 as well as significantly higher professional fees included in the results of the 13-week period ended August 26, 2006 primarily related to the annual audit, commissions, and legal fees related to securities litigation. See Note 21. We also added incremental labor expenses to corporate administrative functions.

Interest Income

Interest income was $335 thousand during the 13-week period ended August 26, 2006 as compared to $633 thousand during the 13-week period ended August 27, 2005. The lower interest income reported during the 13-week period ended August 26, 2006 was primarily the result of lower average cash and investment balances held during the 13-week period ended August 26, 2006 as compared to the 13-week period ended August 27, 2005. The primary contributor to the reduced liquidity was the utilization of cash and investsments to purchase Merix Asia in September 2005.

Interest Expense

Interest expense was $1.8 million during the 13-week period ended August 26, 2006 as compared to $437 thousand during the 13-week period ended August 27, 2005. The increase in interest expense is the result of new debt incurred during the fiscal year 2006 due to the acquisition of Merix Asia.

Other Expense, net

Other expense, net was $627 thousand during the 13-week period ended August 26, 2006 as compared to $99 thousand during the 13-week period ended August 27, 2005. The increase in other expense, net during the 13-week period ended August 26, 2006 as compared to the 13-week period ended August 27, 2005 was primarily related to accrued outsourcing penalties incurred to meet the increased revenue demand for Merix Asia. The People’s Republic of China has unique outsourcing laws that limit the type of outsourcing activity, without incurring a penalty.

Income Taxes

The provision for income taxes was $500 thousand and $4 thousand for the 13-week periods ended August 26, 2006 and August 27, 2005. The provision for income taxes is the result of the mix of profits (losses) earned by the Company and its subsidiaries in various tax jurisdictions with a broad range of income tax rates. On a quarterly basis, we evaluate our provision for income taxes based on our projected consolidated results of operations for the full year and we record an adjustment during the current quarter accordingly. We have applied the estimated 8% annual effect rate to the pre-tax income without discrete items for the 13-week period ended August 26, 2006. The actual tax rate of the resulting tax expense for the first 13-weeks of the fiscal year 2007 was 12% due to the impact of discrete items during the quarter. The projected provision for income taxes for the fiscal year 2007 at an 8% effective rate differs from tax computed at the federal statutory rate primarily due to (1) U.S. taxable income for which the valuation allowance has been released due to the utilization of net operating loss carryforwards, (ii) tax losses incurred by some foreign entities for which no benefit has been realized due to the valuation allowance, and (iii) lower tax rates on earning and permanent taxable items of some foreign entities.

LIQUIDITY

On August 26, 2006, we had $20.4 million in cash and cash equivalents and $14.0 million in short-term investments. The principal sources of liquidity during the 13-week period ended August 26, 2006 were the sales and maturities of short-term investments and cash provided by operating activities. During the 13-week period ended August 27, 2005, we used cash principally for capital expenditures and to fund working capital requirements.

Cash provided by operating activities during the 13-week period ended August 26, 2006 was $8.1 million as compared to cash provided by operating activities of $2.4 million during the 13-week period ended August 27, 2005. Our operating cash flow of $8.1 million during the 13-week period ended August 26, 2006 primarily reflects consolidated net income of $3.6 million, adjusted for $6.0 million of depreciation and amortization, offset in part by a $291 thousand increase in working capital, excluding cash and cash equivalents and short-term investments, due to increased levels of business activity.

Cash used in investing activities during the 13-week period ended August 26, 2006 was $1.4 million as compared to cash provided by investing activities of $22.5 million during the 13-week period ended August 27, 2005. Net cash flows used in investing activities during the 13-week period ended August 26, 2006 comprised of $6.0 million of capital expenditures and $2.6 million of purchases of short-term investments, offset by $7.1 million of sales and maturities of short-term investments. The $6.0 million of capital expenditures primarily related to ongoing implementation of a new ERP system and new equipment purchased to mitigate some of the outsourcing costs.

Cash provided by financing activities during the 13-week period ended August 26, 2006 was $1.2 million as compared to cash used in financing activities of $6 thousand during the 13-week period ended August 27, 2005. Net cash flows from financing activities during the 13-week period ended August 26, 2006 comprised of $1.9 million of amounts due from affiliates and $1.2 million of stock option exercises, offset by $1.6 million of principal payments on long-term borrowings.

CAPITAL RESOURCES

On April 14, 2005, we entered into a Master Sale and Purchase Agreement (the “Agreement”) with Eastern Pacific Circuits Holdings Limited (“EPCH”). Pursuant to the Agreement, we acquired the operations of Eastern Pacific Circuits, Ltd. and certain of its subsidiaries (now referred to as “Merix Asia”), a Hong Kong based supplier of printed circuit boards, for a total purchase price of $120.3 million, (1) subject to adjustment based on changes in working capital, (2) subject to an additional earn out payment of up to $13 million if the business meets certain adjusted EBITDA targets in calendar 2005, and (3) subject to revised purchase price negotiations based on a revised Merix Asia business valuation. We are continuing to work with EPCH to finalize the purchase price; however, we are currently unable to estimate the date on which the purchase price will be finalized. The acquisition was financed with a combination of approximately $33.3 million of available cash, term loans, including the assumption of certain EPCH debt, and revolving credit borrowings under two new credit facilities totaling approximately $71.2 million, and the issuance of an $11.0 million subordinated promissory note to EPCH. The purchase price included $5.3 million of direct acquisition costs, which were funded with available cash. The term loans and revolving credit borrowings were refinanced in May 2006 (See Note 11 to the consolidated financial statements). Refer to Note 2 to the consolidated financial statements for further discussion of the acquisition.

SIGNIFICANT CONTRACTUAL OBLIGATIONS

The following summarizes our significant contractual obligations at August 26, 2006 and the effect of such on its liquidity and cash flows in future periods.

	(in thousands)
	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations

Asset retirement obligations - expected cash payments, adjusted for inflation(1)	$3,689	$—	$—	$—	$3,689

Long-Term Debt: (2)
Convertible debenture	70,000	—	—	—	70,000
Domestic term loan	13,500	2,750	5,500	5,250	—
Notes payable	12,000	3,750	8,250	—	—
Expected interest on debt	21,189	3,512	6,458	5,611	5,608

Capital lease obligations(3)	1,498	970	528	—	—
Operating lease obligations(3)	4,793	1,690	1,876	1,227	—
Capital purchase obligations(4)	6,507	6,507	—	—	—

Total	$133,176	$19,179	$22,612	$12,088	$79,297

(1)	For further discussion surrounding asset retirement obligations, refer to Note 10 to the consolidated financial statements.
(2)	For further discussion surrounding long-term debt obligations, refer to Note 11 to the consolidated financial statements.
(3)	For further discussion surrounding lease obligations, refer to Note 12 to the consolidated financial statements.
(4)	For further discussion surrounding commitments, refer to Note 21 to the consolidated financial statements.

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

During the 13-week period ended August 26, 2006, there were no distributions to minority shareholders in the People’s Republic of China relating to earnings generated from the following four Merix Asia facilities: Huizhou facility, Huiyang facility, Dongguan facility and Lomber facility (each located in the People’s Republic of China). We will continue to be obligated to pay its minority shareholders based on the profits of each of these facilities.

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

Consolidated future minimum lease payments under noncancelable operating leases that have lease terms in excess of 12 months as of August 26, 2006 are as follows:

(in thousands)
For the Fiscal Year Ending:	Minimum Payments Under Operating Lease Obligations
May 26, 2007 (remaining 9 months)	$1,291
May 31, 2008	1,259
May 30, 2009	807
May 29, 2010	751
May 28, 2011	632
May 26, 2012	53
Thereafter	-

$4,793

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our funds available for investment and interest expense on our debt obligations. We seek to mitigate our default risk, market risk and reinvestment risk on our investment portfolio. We mitigate default risk by investing in high-credit quality securities.

We are exposed to interest rate risk relating to our Domestic Term Loan, which bears interest at (a) either the prime rate or LIBOR, plus (b) an additional margin, which is 50 basis points higher for the term loan than for the revolving loan, based on certain performance criteria. A 1.0% fluctuation in the interest rate would result in a $135 thousand increase in interest expense per annum.

We are exposed to foreign currency fluctuation as a result of our international operations. Our primary foreign currency exposure stems from operating costs relating to manufacturing operations in Hong Kong and the People’s Republic of China. Substantially all of our consolidated net sales are denominated in U.S. Dollars. We do not currently engage in derivative activities to hedge against foreign currency risk. However, we are evaluating our risk management options. Net foreign currency transaction losses were $144 thousand during the 13-week period ended August 26, 2006. Net foreign currency transaction gains and losses were insignificant for the 13-week period ended August 27, 2005

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 26, 2006. There has been no change in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as follows:

In our assessment of the effectiveness of our internal control over financial reporting as of May 27, 2006, two material weaknesses were identified as summarized below:

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

Additionally, this control deficiency could result in a misstatement of the above mentioned accounts and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Over the past 12 months, the Company has strengthened its personnel within its Finance and Accounting organization. Further, it has implemented new controls and procedures to substantially mitigate the risks that were highlighted in the material weakness; although, no formal testing of controls has yet occurred.

2. The Company did not maintain effective controls over the completeness, accuracy and disclosure of segment information. Specifically, controls over segment reporting were not effective to ensure that disclosures were determined in accordance with generally accepted accounting principles. This control deficiency resulted in an audit adjustment to the required disclosure included in the notes to the Company’s 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of segment information that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. At this time, management believes it is compliant with segment reporting requirements, as defined in SFAS 131.

3. We are in the process of documenting and remediating our financial reporting and information technology general controls in Merix Asia. We expect to complete initial testing in our second fiscal quarter of 2007.

Our CEO and CFO do not expect that our disclosure controls and procedures will prevent all error and all fraud. Although our disclosure controls were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Merix have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

As previously reported in our periodic reports filed with the Securities and Exchange Commission, four proposed class action complaints were filed against us and certain of our executive officers and directors in the first quarter of fiscal 2005 by plaintiffs who purchased securities in our January 2004 public offering. The complaints were consolidated in the second quarter of fiscal 2005 in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. On March 3, 2005, we filed a motion to dismiss the amended and consolidated complaint for failure to identify with sufficient specificity the statements that plaintiffs allege to have been false and why the statements were either false when made or material. On September 15, 2005, the court granted that motion without prejudice and gave plaintiffs leave to amend their complaint. On November 18, 2005, the lead plaintiff filed an amended complaint. The complaint, as amended, alleges that the defendants violated the federal securities laws by making certain alleged inaccurate and misleading statements in the prospectus used in connection with our January 2004 public offering. The initial purchaser was one of the underwriters of our January 2004 public offering and is one of the defendants in this case. On January 26, 2006, the defendants filed a motion to dismiss the second amended complaint. On September 28, 2006, the United States District Court of Oregon dismissed the amended complaint with prejudice.

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

The plaintiffs’ seek unspecified damages from the defendants. A potential loss or range of loss that could arise from these complaints is not estimable or probable at this time. We have recorded charges for estimated probable costs associated with defending these claims, as it is our policy to accrue legal fees when it is probable that we will have to defend the company against known claims or allegations and it can reasonably estimate the amount of anticipated expense.

We are from time to time made subject to various legal claims, actions and complaints in the ordinary course of our business. We have recorded charges for the estimated probable costs associated with defending these claims. We believe that our legal accruals are adequate and that the outcomes should not have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

ITEM 1A. RISK FACTORS

The risk factors described under the subheading “Risk Factors Affecting Our Business, Financial Condition and Results of Operations” in Part I, Item 7 of this quarterly report on Form 10-Q are incorporated herein by reference.

RISK FACTORS AFFECTING BUSINESS AND RESULTS OF OPERATIONS

Investing in our securities involves a high degree of risk. If any of the following risks occur, the market price of our shares of common stock and other securities could decline and investors could lose all or part of their investment. In addition, the following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Quarterly Report on Form 10-Q or the other documents we file with the SEC, or in our annual or quarterly reports to shareholders, future press releases, or orally, whether in presentations, responses to questions or otherwise.

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

To manufacture our printed circuit boards, we use materials such as laminated layers of fiberglass, copper foil and chemical solutions which we order from our suppliers. Suppliers of laminates and other raw materials that we use may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could adversely affect our gross margins and our ability to deliver our products on a timely basis. We have recently experienced, and expect that we will continue to experience, significant increases in the cost of laminate materials, copper products and oil-based or oil-derivative raw materials. These cost increases have had an adverse impact on our gross margins and the impact has been particularly significant on our Asian operations which maintain fixed prices arrangements with a number of large automotive customers. Some of our products use types of laminates that are only available from a single supplier that holds a patent on the material. Although other manufacturers of advanced printed circuit boards also must use the single supplier and our OEM customers generally determine the type of laminates used, a failure to obtain the material from the single supplier for any reason may cause a disruption, and possible cancellation, of orders for printed circuit boards using that type of laminate, which in turn would cause a decrease in our consolidated net sales.

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

We recently acquired Merix Asia and believe that additional capital investment will be required to fully realize the value of the assets we acquired. Any future capacity expansion with respect to our facilities will expose us to significant start-up risks including:

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

A significant portion of our costs are denominated in foreign currencies, including the Hong Kong Dollar and the Chinese Renminbi (RMB). Substantially all of our consolidated net sales are denominated in U.S. Dollars. As a result, changes in the exchange rates of these foreign currencies to the U.S. Dollar will affect our cost of sales and operating margins and could result in exchange losses. The exchange rate of the Chinese Renminbi to the U.S. Dollar is fixed by the Chinese government. Recent increases in the value of the Renminbi relative to the U.S. Dollar have caused the costs of our Chinese operations to increase relative to related dollar-denominated sales. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. We may enter into exchange rate hedging programs from time to time in an effort to mitigate the impact of exchange rate fluctuations. However, hedging transactions may not be effective and may result in foreign exchange hedging losses.

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

As reported in Item 8. of our 2006 Annual Report on Form 10-K for the fiscal year ended May 27, 2006, we have identified material weaknesses in our internal control over financial reporting, as follows:

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

As a result of the aforementioned material weaknesses, the PricewaterhouseCoopers LLP opinion set forth in the Internal Control over Financial Reporting section of the Report of Independent Registered Public Accounting Firm as of May 27, 2006 states that we have not maintained effective internal control over financial reporting as of May 27, 2006. Although the Company is implementing remedial controls to address this matter, if we fail to remedy the material weaknesses in a timely manner, it could cause us to improperly record our financial position and results of operations and could result in us failing to meet our financial reporting responsibilities in future reporting periods.

We were unable to implement adequate internal controls and procedures at Merix Asia.

Our management was unable to complete an evaluation and review of Merix Asia’s internal control over financial reporting for the fiscal year ended May 27, 2006, and accordingly, our management excluded Merix Asia from its 2006 assessment of internal control over financial reporting. We are required to complete an evaluation and review of Merix Asia’s internal control over financial reporting by the year ended May 26, 2007. We are in the process of upgrading the accounting systems and strengthening our internal staffing and technical expertise in financial and SEC accounting and reporting at our Asia operations and our management intends to include Merix Asia in its 2007 assessment of internal control over financial reporting. However, if we are not able to attract and retain qualified accounting personnel or successfully upgrade our accounting systems, our management may have to exclude Merix Asia in its 2007 assessment of internal control over financial reporting, which may subject us to adverse regulatory consequences and could result in a negative reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. If we fail to develop and maintain effective controls and procedures at Merix Asia, we may be unable to provide required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to timely provide required financial information could materially and adversely impact our financial condition and the market value of our securities.

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

Historically, we have derived a significant portion of our consolidated net sales from a limited number of customers. Our five largest OEM customers, which vary from year to year, comprised 39% and 55% of our consolidated net sales during the 13-week periods ended August 26, 2006 and August 27, 2005, respectively. Net sales to two customers individually represented 15% and 10% of consolidated net sales during the 13-week period ended August 26, 2006. Net sales to two customers individually represented 27% and 12% of consolidated net sales during the 13-week period ended August 27, 2005. We expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce our consolidated net sales and have a material adverse effect on our results of operations.

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

In the fourth quarter of the fiscal year 2006, as part of a multi-phase process, the Company decided to implement a new enterprise resource planning, or ERP, for our world-wide operations. As of the end of the fiscal year 2006, the Company selected an ERP vendor and it began the initial design and implementation during the first quarter of the fiscal year 2007. We expect the new ERP system will become integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. Our work to plan, develop and implement this new ERP system will continue into the fiscal year 2008 as an active project. These systems are new to us and we have not had extensive experience with them. The new ERP system could eventually become more costly, difficult and time-consuming to purchase and implement than we currently anticipate. Implementation of the new ERP system may require us to change certain internal business practices. We may encounter unexpected difficulties, delays, costs or other challenges, any of which may disrupt our business. Corrections and improvements may be required as we continue the implementation of our new system, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. Any delay in the implementation of, or disruption in the transition to our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records and to report financial and management information on a timely and accurate basis. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and impact our ability to manage our business and our results of operations.

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

We did not have a Chief Financial Officer from January 13, 2006 through August 24, 2006, the filing date of our 2006 Annual Report on Form 10-K.

We did not have a Chief Financial Officer from January 13, 2006, the date on which our former Chief Financial Officer retired, through August 24, 2006, the filing date of our 2006 Annual Report on Form 10-K. Subsequent to the filing of our 2006 Annual Report on Form 10-K on August 24, 2006, the appointment of our new Chief Financial Officer became effective. Although our Chief Executive Officer acted as our principal accounting and financial officer, we did not have an officer dedicated to the tasks generally performed by a Chief Financial Officer, such as overseeing the financial management of the Company; directing our financial goals, objectives and budgets; directing and overseeing the preparation of our consolidated financial statements; overseeing investment of funds and managing associated risks; supervising our cash management activities; and overseeing our disclosure controls and procedures and our internal control over financial reporting. In addition, we integrated a significant foreign acquisition without a senior financial officer. Moreover, the added responsibilities may have diverted our Chief Executive Officer’s focus from his other responsibilities during that period of time.

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

We may, in the future, sell additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to raise capital. We may also issue additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to finance future acquisitions. Further, a substantial number of shares of our common stock are reserved for issuance pursuant to stock options. As of August 26, 2006, we had 3,527,977 outstanding options, each to purchase one share of our common stock, issued to key employees, officers and directors under our equity incentive plans. The options have exercise prices ranging from $2.04 per share to $67.06 per share. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options was exercised and the stock issued was immediately sold into the public market. Further, the exercise of these options could have a dilutive impact on other shareholders by decreasing their ownership percentage of our outstanding common stock. If we attempt to raise additional capital through the issuance of equity or convertible debt securities, the terms upon which we will be able to obtain additional equity capital, if at all, may be negatively affected since the holders of outstanding options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such options.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares of Common Stock Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 28, 2006 - June 24, 2006	-	$-	-	-

June 25, 2006 - July 22, 2006	2,002	$11.29	-	-

July 23, 2006 - August 26, 2006	2,371	$10.79	-	-

Total	4,373	$11.10	-	-

The issuer purchases during the period covered by this report represent shares purchased by the Company in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under the Company’s equity-based compensation plans. The shares are purchased from employees and the proceeds are remitted to pay the employee’s withholding taxes due at the time the employee’s restricted stock awards vest.

ITEM 6.    EXHIBITS

See the Exhibit Index for the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 10, 2006.

MERIX CORPORATION

By:	/s/ Mark R. Hollinger
Mark R. Hollinger
Chief Executive Officer and President

By:	/s/ Kelly E. Lang
Kelly E. Lang
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer