Form 10-Q
period 2006-11-25
MERIX CORP
filed 2007-01-04
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-23818

MERIX CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93-1135197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Poplar Lane, Forest Grove, Oregon	97116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 503-359-9300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of January 3, 2007 was 20,543,799 shares.

MERIX CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	November 25, 2006	May 27, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$10,712	$12,280
Short-term investments	24,000	18,525
Accounts receivable, net of allowances for doubtful accounts of $3,172 and $2,683	78,390	75,277
Inventories, net	27,380	23,367
Assets held for sale	1,146	1,987
Assets of discontinued operations	732	3,254
Other current assets	8,454	5,356

Total Current Assets	150,814	140,046

Property, plant and equipment, net of accumulated depreciation of $111,214 and $102,977	124,347	122,184
Goodwill	85,048	89,889
Definite-lived intangible assets, net of accumulated amortization of $6,014 and $4,492	12,393	13,916
Leasehold land use rights, net	6,281	6,330
Deferred financing costs, net	5,200	5,653
Assets of discontinued operations	—	781
Other assets, net	96	131

Total Assets	$384,179	$378,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$4,761	$7,655
Accounts payable	50,388	46,956
Accrued compensation	8,229	11,979
Accrued warranty	2,303	2,297
Other accrued liabilities	10,689	10,903
Income taxes payable	616	134
Liabilities of discontinued operations	612	578

Total Current Liabilities	77,598	80,502

Long-Term Debt	87,700	91,077
Other Long-Term Liabilities	1,071	1,108

Total Liabilities	166,369	172,687

Minority Interest Obligations, net of tax	4,208	4,118
Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding 20,486 shares at November 25, 2006 and 19,806 shares at May 27, 2006	209,799	204,831
Deferred stock-based compensation	—	(1,096)
Retained earnings (accumulated deficit)	3,781	(1,623)
Accumulated other comprehensive income	22	13

Total Shareholders’ Equity	213,602	202,125

Total Liabilities and Shareholders’ Equity	$384,179	$378,930

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
Net Sales	$103,657	$61,026	$206,636	$112,813
Cost of Sales	85,274	53,734	168,455	97,907

Gross Margin	18,383	7,292	38,181	14,906

Operating Expenses:
Engineering	1,572	1,399	3,156	2,891
Selling, general and administrative	11,467	6,647	22,958	11,521
Amortization of identifiable intangible assets	761	827	1,523	1,577
Severance and impairment charges	—	—	—	1,135

Total operating expenses	13,800	8,873	27,637	17,124

Operating Income (Loss)	4,583	(1,581)	10,544	(2,218)

Other Income (Expense):
Interest income	409	452	744	1,085
Interest expense	(1,226)	(1,108)	(2,989)	(1,544)
Other expense, net	(183)	(86)	(743)	(186)

Total other expense, net	(1,000)	(742)	(2,988)	(645)

Income (loss) from continuing operations before income taxes and minority interests	3,583	(2,323)	7,556	(2,863)
Income tax expense	448	46	948	51

Income (loss) from continuing operations before minority interests	3,135	(2,369)	6,608	(2,914)
Minority interests	22	13	32	13

Income (loss) before discontinued operations	3,113	(2,382)	6,576	(2,927)
Income (loss) from discontinued operations, net of income tax expense of $98, $8, $98 and $8, respectively	(1,351)	36	(1,172)	36

Net income (loss)	$1,762	$(2,346)	$5,404	$(2,891)

Basic income (loss) per share from continuing operations	$0.15	$(0.12)	$0.33	$(0.15)
Basic income (loss) per share from discontinued operations	(0.06)	—	(0.06)	—

Basic net income (loss) per share	$0.09	$(0.12)	$0.27	$(0.15)

Diluted income (loss) per share from continuing operations	$0.15	$(0.12)	$0.31	$(0.15)
Diluted income (loss) per share from discontinued operations	(0.07)	—	(0.05)	—

Diluted net income (loss) per share	$0.08	$(0.12)	$0.26	$(0.15)

Shares used in per share calculations:
Basic	20,384	19,475	20,165	19,425

Diluted	20,760	19,475	25,210	19,425

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Twenty-Six Weeks Ended
	November 25, 2006	November 26, 2005
Cash flows from operating activities:
Net income (loss)	$5,404	$(2,891)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,976	9,487
Contribution of common stock to defined contribution plan	749	552
Share-based compensation expense, net	977	151
Minority interest in net income of consolidated subsidiaries	33	13
(Gain) loss on impairment and disposal of fixed assets	(227)	527
Impairment of discontinued operations	1,257	—
Inventory purchase adjustment	—	1,727
Other non-cash expense	—	437
Changes in assets and liabilities:
Accounts receivable, net	(3,530)	(584)
Inventories, net	(4,013)	(1,976)
Other assets	487	(1,245)
Accounts payable	4,646	1,496
Accrued compensation	(2,301)	(691)
Accrued warranty	6	(117)
Income taxes payable	501	(294)
Other accrued liabilities	(326)	(638)

Net cash provided by operating activities	15,639	5,954

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,802)	(2,587)
Proceeds from disposal of property, plant and equipment	999	—
Acquisition of businesses, net of cash acquired and debt assumed	75	(103,059)
Purchases of investments	(12,550)	(21,400)
Sales and maturities of investments	7,075	69,430

Net cash used in investing activities	(16,203)	(57,616)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	67,533
Principal payments on long-term borrowings	(2,312)	—
Deferred financing costs	—	(1,901)
Payments on capital lease obligations	(555)	(85)
Proceeds from exercise of stock options	4,317	1
Reacquisition of common stock	—	(6)
Due from affiliate, net	(2,463)	(4,761)

Net cash provided by (used in) financing activities	(1,013)	60,781

Effect of exchange rate changes	9	—

Increase (decrease) in cash and cash equivalents	(1,568)	9,119

Cash and cash equivalents:
Beginning of period	12,280	9,130

End of period	$10,712	$18,249

Supplemental Cash Flow Information:
Cash paid for taxes	$494	$—
Cash paid for interest	2,835	865

Supplemental Disclosure of Non-Cash Activity:
Issuance of stock to employees	$—	$425
Issuance (reduction) of promissory note in Merix Asia acquisition	(3,400)	11,000
Other purchase price adjustments	(1,400)	—
Assumption of debt in acquisition	—	3,667

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF BUSINESS

Merix Corporation, an Oregon corporation, was formed in March 1994. The Company is a leading global manufacturer of technologically advanced electronic interconnect solutions for use in electronic equipment. The Company’s principal products consist of complex multilayer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The Company provides products to original equipment manufacturers (“OEMs”) and their electronic manufacturing service (“EMS”) providers that use our products primarily in high-end commercial equipment in the communications, automotive, high-end computing and storage, test and measurement, and aerospace and defense markets. The Company provides its customers with a broad range of products and services, including design and engineering assistance, quick-turn services, volume production, RF/Microwave application products, thermal management solutions and backplanes.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the Annual Report on Form 10-K prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim consolidated financial statements are unaudited, however, they reflect all normal recurring adjustments and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

3. BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned and majority-owned subsidiaries. Except for activity related to Merix Asia, for which certain intercompany amounts cannot be eliminated as discussed below, all inter-company accounts, transactions and profits have been eliminated in consolidation.

The Company’s financial reporting systems at Merix Asia, which was acquired in September 2005, are predominantly manual in nature. Due to the manual nature of the systems, it requires significant time to process and review the transactions in order to assure the financial information is properly stated. Additionally, Merix Asia performs a complex financial consolidation of its subsidiaries prior to the Company’s final consolidation. The time required to complete Merix Asia’s consolidation, record inter-company transactions and properly report any adjustments, intervening and/or subsequent events requires the use of a one-month lag reporting format. As such, the consolidated financial statements and related notes thereto for the thirteen and twenty-six week periods ended November 25, 2006 include results from Merix Asia for the period from July 22, 2006 through October 21, 2006 and April 22, 2006 through October 21, 2006, respectively. Inter-company transactions which occurred during these periods have been eliminated in consolidation. Inter-company balances resulting from transactions with Merix Asia during the one-month lag period have been netted and presented as a current asset on the consolidated balance sheet and all other material transactions occurring between October 21, 2006 and November 25, 2006 have been eliminated. As of November 25, 2006, the net inter-company receivable totaled $1.25 million and was included as a component of Other current assets on our consolidated balance sheet.

Subsequent to the acquisition of Merix Asia, the Company began a process to evaluate and select a new enterprise resource planning (“ERP”) system to support our transition to a global business. The evaluation was completed and a selection was made in May 2006. The Company is currently in the process of implementing the new ERP system, which, when complete, will allow for the streamlining of business processes as well as eliminate the need for the one-month reporting lag for Merix Asia.

4. STOCK BASED COMPENSATION

Adoption of SFAS No. 123R

Effective May 28, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” The Company elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption over the remainder the requisite service period. The Company’s deferred stock-based compensation balance of $1.1 million as of May 27, 2006, which was accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” was reclassified to common stock upon the adoption of SFAS No. 123R.

Pro Forma Information Under SFAS No. 123 and APB Opinion No. 25

Prior to May 28, 2006, the Company accounted for stock-based compensation using the intrinsic value method as prescribed by APB Opinion No. 25 and related interpretations. No stock-based compensation related to option grants or the employee stock purchase plan was reflected in net loss in the thirteen and twenty-six week periods ended November 26, 2005, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and basic and diluted net loss per share for the thirteen and twenty-six week periods ended November 26, 2005 would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Thirteen Weeks Ended November 26, 2005	Twenty-Six Weeks Ended November 26, 2005
Net loss, as reported	$(2,346)	$(2,891)
Add – stock-based compensation included in results of operations, net of related tax effects	146	151
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(468)	(599)

Net loss, pro forma	$(2,668)	$(3,339)

Basic net loss per share:
As reported	$(0.12)	$(0.15)

Pro forma	$(0.12)	$(0.15)

Diluted net loss per share:
As reported	$(0.14)	$(0.17)

Pro forma	$(0.14)	$(0.17)

The above pro forma compensation expense related to options granted pursuant to our stock incentive plans was determined based on the estimated fair values using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

	Thirteen Weeks Ended Nov. 26, 2005	Twenty-Six Weeks Ended Nov. 26, 2005
Risk-free interest rate	3.9% - 4.6%	3.8% - 4.6%
Dividend yield	0%	0%
Expected term	4.1 years	1.5 – 4.1 years
Volatility	78%	49% - 81%
Discount for post vesting restrictions	0%	0%

Pro forma stock-based compensation expense under SFAS No. 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro forma stock-based compensation expense presented above for the thirteen and twenty-six week periods ended November 26, 2005 under SFAS No. 123 and the stock-based compensation expense recognized during the thirteen and twenty-six week periods ended November 25, 2006 under SFAS No. 123R are not directly comparable.

On May 25, 2005, the Company’s Board of Directors accelerated vesting of outstanding “underwater” employee stock options with exercise prices greater than $8.00 per share. Approximately 1.3 million options, or approximately 39% of the total outstanding options as of May 25, 2005, with varying remaining vesting schedules, were subject to this acceleration and became immediately exercisable. As a result of this acceleration, the Company estimated that it would reduce the amount of compensation expense recorded due to the effects of SFAS No. 123R by approximately $329,000 for fiscal 2007 and an additional $300,000 in total for subsequent fiscal years. This acceleration only related to specific underwater options, and, accordingly, is not representative of the overall impact that SFAS No. 123R will have on the Company’s results of operations, cash flows or liquidity.

Stock-Based Compensation Under SFAS No. 123R

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

Twenty-Six Weeks Ended Nov. 25, 2006
Weighted average grant-date per share fair value of share options granted	$10.85
Per share intrinsic value of non-vested stock granted	10.88
Total intrinsic value of share options exercised	2,225
Fair value of non-vested shares that vested during the period	327
Stock-based compensation recognized in results of operations	1,009
Tax benefit recognized in statement of operations	—
Cash received from options exercised and shares purchased under all share-based arrangements	4,317
Tax deduction realized related to stock options exercised	—

No material amount of stock-based compensation was capitalized as a part of an asset during the thirteen or twenty-six week periods ended November 25, 2006 or November 26, 2005.

The Company did not recognize a tax benefit from the stock-based compensation expense because it is believed that it was more likely than not that the related deferred tax assets, which have been reduced by a valuation allowance, will not be realized.

Prior to the adoption of SFAS No. 123R, the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in our consolidated statement of cash flows. SFAS No. 123R requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow. The excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing our net operating loss carryforwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in our consolidated statement of cash flows for the twenty-six week period ended November 25, 2006.

The Company’s stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended Nov. 25, 2006	Twenty-Six Weeks Ended Nov. 25, 2006
Cost of sales	$81	$164
Engineering	18	23
Selling, general and administrative	432	822

	$531	$1,009

Compensation expense related to restricted stock awards and stock grants is based on the fair value of the underlying shares on the date of grant as if the shares were vested. Compensation expense related to options granted pursuant to our stock incentive plans was determined based on the estimated fair values using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

	Thirteen Weeks Ended Nov. 25, 2006	Twenty-Six Weeks Ended Nov. 25, 2006
Risk-free interest rate	4.75% - 4.76%	4.75% - 5.10%
Dividend yield	0%	0%
Expected term	4.1 years	4.0 - 4.1 years
Volatility	67% - 68%	65% - 68%
Discount for post vesting restrictions	0%	0%

The risk-free interest rate used is based on the implied yield on Treasury Constant Maturities with a remaining term equal to the expected term of the stock option. The expected dividend yield is zero as the Company has not paid cash dividends in the past and has no expectation of paying dividends in the foreseeable future. The expected term is calculated using the “simplified” method permitted by Staff Accounting Bulletin No. 107, and is based on historical stock option exercise patterns. Expected volatility is calculated based on applying historical volatility over the expected life of the stock options granted.

The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Stock-based compensation for performance-based stock option awards is recognized over the requisite service period if it is probable that the performance condition will be achieved. The Company does not accrue compensation expense if it is not probable that the performance condition will be achieved. In accordance with SFAS No. 123R, the Company does not reverse previously recognized compensation expense if vested awards expire unexercised.

The Company issues new shares upon the exercise of stock options.

Stock Incentive Plans

2006 Equity Incentive Plan

At our annual shareholder meeting, which was held on October 5, 2006, our shareholders approved the Merix Corporation 2006 Equity Incentive Plan (the “2006 Plan”), which replaces our 1994 Stock Incentive Plan (the “1994 Plan”). The 2006 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, (4) performance shares and performance units conditioned upon meeting performance criteria and (5) other stock- or cash-based awards. Awards may be granted under the 2006 Plan to employees, officers, directors, consultants, agents, advisors and independent contractors. Under the 2006 Plan, 750,000 new shares of our common stock are reserved for issuance. In addition, an additional 396,363 shares of common stock previously reserved for issuance, but not subject to outstanding awards, under the 1994 Plan as of October 5, 2006 ceased to be available for issuance under the 1994 Plan and instead became available for grant under the 2006 Plan. Additionally, shares of common stock subject to outstanding options or unvested restricted stock awards under the 1994 Plan will also become available for grant under the 2006 Plan in the future to the extent that such awards expire or otherwise terminate without shares of common stock being issued pursuant to options, or to the extent that shares issued pursuant to restricted stock awards are forfeited. As of

November 25, 2006, 15,659 shares of common stock that were subject to outstanding options or unvested restricted awards under the 1994 Plan had expired or were otherwise terminated or forfeited and became available for grant under the 2006 Plan. As of November 25, 2006, 996,721 shares of common stock remain subject to outstanding options or unvested stock awards under the 1994 Plan.

2000 Nonqualified Stock Option Plan

The Company also has the Merix Corporation 2000 Nonqualified Stock Option Plan (“the 2000 Plan”) that was adopted by us and did not require approval by our shareholders. The 2000 Plan, as amended, permits the grant of up to 4,000,000 shares of authorized common stock in the form of nonqualified stock options and stock awards to employees, directors and non-employee consultants, agents, independent contractors and advisors who provide services to us. The number of shares subject to stock options and stock awards granted under the 2000 Plan to officers and directors in any given year cannot exceed 25% of the total number of shares subject to awards granted in that year.

In both plans, a committee of the Board of Directors has the authority to determine option prices. To date, all options have been granted at or above the fair market value of the stock at the date of grant. The options vest as determined by the Human Resources Compensation Committee (“HRCC”) of the Board of Directors and generally become exercisable ratably over a four-year period, beginning one year after the date of grant. The options may in no event have a term exceeding ten years from the date of grant.

At November 25, 2006, there were 1,881,229 shares available for grant under these plans.

Activity under these plans was as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Balances, May 27, 2006	3,502,839	$10.37
Granted	411,700	10.85
Forfeited	(41,295)	9.31
Expired	(106,889)	17.21
Exercised	(548,443)	7.41

Balances, November 25, 2006	3,217,912	$10.71

	Restricted Stock Awards	Weighted Average Grant Date Per Share Fair Value
Balances, May 27, 2006	134,621	$8.07
Granted	86,544	10.88
Vested	(29,576)	8.23
Forfeited	(9,800)	8.60

Balances, November 25, 2006	181,789	$9.35

Certain information regarding options outstanding as of November 25, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	3,217,912	2,152,420
Weighted average exercise price	$10.71	$11.65
Aggregate intrinsic value	$2,987,042	$1,633,801
Weighted average remaining contractual term	4.32 years	3.27 years

As of November 25, 2006, unrecognized stock-based compensation related to outstanding, but unvested stock options and restricted stock awards was $2.85 million and $1.14 million, respectively, which will be recognized over the weighted-average remaining vesting period of 1.86 and 1.84 years, respectively.

5. RECLASSIFICATIONS

Certain immaterial reclassifications were made to the prior period financial statements to conform to the current period presentation.

6. EARNINGS PER SHARE

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” Following is a reconciliation of the income (loss) from continuing operations and shares used for basic EPS and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended November 25, 2006			Thirteen Weeks Ended November 26, 2005
	Income from Continuing Operations	Shares	Per Share Amount(1)	Loss from Continuing Operations	Shares	Per Share Amount(1)
Basic EPS	$3,113	20,384	$0.15	$(2,382)	19,475	$(0.12)
Effect of dilutive stock options	—	376	—	—	—	—

Diluted EPS	$3,113	20,760	$0.15	$(2,382)	19,475	$(0.12)

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options		1,335			3,333

Convertible notes		4,608			1,288

	Twenty-Six Weeks Ended November 25, 2006			Twenty-Six Weeks Ended November 26, 2005
	Income from Continuing Operations	Shares	Per Share Amount(1)	Loss from Continuing Operations	Shares	Per Share Amount(1)
Basic EPS	$6,576	20,165	$0.33	$(2,927)	19,425	$(0.15)
Effect of dilutive stock options	—	437	(0.01)	—	—	—
Effect of dilutive convertible notes, net of tax	1,155	4,608	(0.02)	—	—	—

Diluted EPS	$7,731	25,210	$0.31	$(2,927)	19,425	$(0.15)

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options		1,207			3,287

Convertible notes		—			1,288

(1)	Amounts may not add due to rounding.

7. INVENTORIES

Inventories are valued at the lower of cost or market and include materials, labor and manufacturing overhead. Cost is determined by standard cost, which approximates the first-in, first-out (“FIFO”) basis.

Provisions for inventories are made to reduce excess inventories to their estimated net realizable values, as necessary. A change in customer demand for inventory is the primary indicator for reductions in inventory carrying values. The Company records inventory provisions based on historical experiences with customers, the ability to utilize inventory in other programs, the ability to redistribute inventory back to the suppliers and current and forecasted demand for the inventory.

The Company maintains inventories on a consignment basis in the United States and in Asia. Consignment inventory is recorded as inventory until the product is pulled from the consignment inventories by the customer and all risks and rewards of ownership of the consignment inventory have been transferred to the customer.

Inventories, net of related reserves, consisted of the following (in thousands):

	November 25, 2006	May 27, 2006
Raw materials	$7,055	$4,370
Work-in-process	10,145	10,174
Finished goods	4,547	4,500
Consignment finished goods inventories	5,633	4,323

Total inventories	$27,380	$23,367

Inventory valuation adjustments were $14,000 and $0.7 million, respectively, during the thirteen and twenty-six week periods ended November 25, 2006 and $15,000 and $0.2 million, respectively, in the comparable periods of 2005. As of November 25, 2006 and May 27, 2006, our inventory reserves totaled $3.2 million and $2.6 million, respectively.

8. ASSETS HELD FOR SALE

In May 2006, the Company decided to sell one of its buildings and two adjacent parcels of land. This building was sold during the second quarter of fiscal 2007, resulting in a gain of approximately $150,000. A portion of the building was leased back from the seller for a term of 36 months. The gain therefore, was deferred and is being accreted into income over the life of the lease pursuant to SFAS No. 28, “Accounting for Sales and Leasebacks.”

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded such long-lived assets as current assets held for sale. Assets held for sale included the following (in thousands):

	November 25, 2006	May 27, 2006
Land and building located near our Forest Grove, Oregon campus	$—	$841
Two parcels of land adjacent to the building held for sale	1,146	1,146

	$1,146	$1,987

In accordance with SFAS No. 144, these assets are recorded at the lower of their carrying amount or fair value, less cost to sell and are no longer depreciated.

9. DISCONTINUED OPERATIONS

On September 29, 2006, Merix Holding (Hong Kong) Limited (“Merix Hong Kong”) entered into an agreement with Citi-Power Investment Limited (“Citi-Power”) to sell Merix Hong Kong’s 90% shareholding interest in the Lomber single-sided manufacturing facility located in Huizhou City in the People’s Republic of China (“Lomber Facility”) for a nominal amount, subject to (1) the minority shareholder issuing a letter consenting to the proposed transfer of Merix Hong Kong’s interest in the Lomber Facility to Citi-Power, (2) Merix Hong Kong’s Board of Directors approval of the transfer of its interest in the Lomber Facility to Citi-Power, and (3) the issue of an amended approval certificate of the joint venture entity stating that Citi-Power and the minority shareholder own 90% and 10%, respectively, of the registered capital of the Lomber Facility pursuant to the Ministry of Commerce approval of the proposed equity transfer. Under the terms of the sales agreement, all receivables due from Merix Printed Circuits (Huizhou) Limited to the joint venture entity and amounts due from the joint venture entity to Merix Hong Kong will be offset and cancelled as of the completion date of the sale.

Also on September 29, 2006, Merix Hong Kong entered into an agreement with Excel Hero (China) Limited (“EXCEL”) to sell its 85.29% shareholding interest in its single-sided manufacturing facility located in Dongguan City in the People’s Republic of China (“Dongguan Facility”) for a nominal amount, subject to (1) the minority shareholder issuing a letter consenting to the proposed transfer of Merix Hong Kong’s interest in the Dongguan Facility to EXCEL, (2) Merix Hong Kong’s Board of Directors approval of the transfer of its interest in the Dongguan Facility to EXCEL, and (3) the issue of an amended approval certificate from the joint venture stating that EXCEL and the minority shareholder own 85.29% and 14.71%, respectively, of the registered capital of the Lomber Facility pursuant to the Ministry of Commerce approval of the proposed equity transfer. Under the terms of the sales agreement, the joint venture entity will further write-off all receivables due from all Merix affiliates as of the completion date of the sale in exchange for a cash settlement payment.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded the related assets and liabilities as current assets and liabilities on its balance sheet at the lower of their carrying amount or fair value, less cost to sell as of November 25, 2006. The combined net book value of the Dongguan and Lomber facilities was approximately $1.07 million upon their classification as discontinued operations and their fair value, less selling costs was determined to be approximately $120,000. Accordingly, during the quarter ended November 25, 2006, the Company recorded an impairment charge of approximately $1.26 million as a component of loss from discontinued operations.

The results of operations for the Dongguan and Lomber facilities have been reclassified as discontinued operations for all periods presented. Certain financial information related to discontinued operations was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Nov. 25, 2006	Nov. 26, 2005	Nov. 25, 2006	Nov. 26, 2005
Revenue	$2,531	$646	$5,467	$646
Pre-tax income (loss)	(1,253)	44	(1,074)	44

Assets of discontinued operations included accounts receivable, inventory, property, plant and equipment and land rights. Liabilities of discontinued operations included accounts payable and accrued expenses.

10. ACQUISITION PURCHASE PRICE ALLOCATION ADJUSTMENT

On September 29, 2005, the Company acquired the business operations of Eastern Pacific Circuits Limited and certain of its subsidiaries (collectively referred to as “Merix Asia”), a Hong Kong based supplier of printed circuit boards from Eastern Pacific Circuits Holdings Limited (“EPCH”).

The acquisition of Merix Asia was completed for a purchase price of $120.3 million. The initial purchase price allocation did not reflect potential changes in the total consideration based on changes in working capital, cash and an additional earn-out payment of up to $13 million if the business met certain adjusted EBITDA targets during the calendar year 2005.

During the second quarter of fiscal 2007, the Company and EPCH resolved several uncertainties that existed regarding the application of the post-closing working capital adjustment and EBITDA earnout provisions of the purchase agreement. The resolution of these values resulted in a $3.4 million reduction of the $11.0 million subordinated promissory note to $7.6 million. A corresponding reduction of goodwill related to this acquisition was also recorded. In addition, no payout will be made pursuant to the earn-out provisions.

The $3.4 million decrease to the promissory note eliminates principal payments due in 2007 and reduces the scheduled principal payment in 2008. The adjustment to the promissory note, combined with final purchase allocation adjustments totaling $1.4 million, reduced goodwill resulting from the acquisition by $4.8 million. Interest expense was recalculated on the note from the date of inception as if the principal balance was always $7.6 million. This resulted in an offset to interest expense in the second quarter of fiscal 2007 in the amount of $257,000 to reverse previously recognized interest expense.

11. GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Twenty-Six Weeks Ended
	Nov. 25, 2006	Nov. 26, 2005
Balance, beginning of period	$89,889	$25,551
Acquisitions	—	56,779
Adjustments to goodwill	(4,841)	—

Balance, end of period	$85,048	$82,330

Adjustments to goodwill are discussed in Note 10.

Definite-Lived Intangible Assets

At November 25, 2006 and May 27, 2006, our definite-lived intangible assets included customer relationships, a non-compete agreement and a manufacturing sales representative network. The gross amount of our definite-lived intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	November 25, 2006	May 27, 2006
Customer relationships	6.5-10 years	$17,168	$17,168
Accumulated amortization		(4,824)	(3,604)

		12,344	13,564

Non-compete agreement	2 years	1,200	1,200
Accumulated amortization		(1,177)	(877)

		23	323

Manufacturing sales representatives network	5.5 years	40	40
Accumulated amortization		(14)	(11)

		26	29

Total definite-lived intangible assets		$12,393	$13,916

Amortization expense was as follows (in thousands):

	Twenty-Six Weeks Ended
	Nov. 25, 2006	Nov. 26, 2005
Customer relationships	$1,219	$1,324
Non-compete agreement	300	300
Manufacturing sales representatives network	3	4

	$1,522	$1,628

Amortization is as follows over the next five fiscal years and thereafter (in thousands):

	Customer Relationships	Non- Compete Agreement	Manufacturing Sales Representatives Network
Remainder of fiscal 2007	$1,196	$23	$4
2008	2,269	—	7
2009	1,975	—	7
2010	1,758	—	8
2011	1,552	—	—
Thereafter	3,594	—	—

	$12,344	$23	$26

12. ACCRUED WARRANTY

We generally warrant our products for a period of up to twelve months from the point of sale. However, in certain circumstances, Merix Asia grants longer warranty periods to certain customers. We record a liability for the estimated cost of the warranty upon transfer of ownership of the products to the customer. The warranty liability is calculated based on historical experience of expenses resulting from the warranty program for the twelve preceding months for Merix Oregon and Merix San Jose and for the preceding three year period for Merix Asia.

The following is a summary of accrued warranty activity (in thousands):

	Twenty-Six Weeks Ended
	Nov. 25, 2006	Nov. 26, 2005
Balance, beginning of period	$2,297	$1,519
Warranty accrual acquired	—	3,006
Warranties issued during the period	966	1,873
Changes in estimates related to pre-existing warranties	589	(1,076)
Settlements made during the period	(1,549)	(914)

Balance, end of period	$2,303	$4,408

Note 13. DEBT AND FINANCING ARRANGEMENTS

General

For detail of the Company’s debt and financing arrangements, refer to our Annual Report on Form 10-K for the fiscal year ended May 27, 2006, which was filed with the Securities and Exchange Commission on August 24, 2006.

Embedded Derivatives

The Company’s 4% Convertible Debentures (the “Notes”) contain a provision pursuant to which it may be required to issue additional shares based on a variable conversion feature in the event certain events occur. The Company concluded that the debentures are not conventional convertible debt instruments. In addition, the Company has concluded that the embedded conversion option qualifies as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Furthermore, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company determined that the embedded derivative would be properly classified in equity if it were a freestanding security due to the following:

•	it has no net cash settlement feature;

•	delivery of the shares is within the control of the Company since the settlement of shares were registered contemporaneously with the registration of the Notes;

•	the Company has sufficient authorized shares to meet the settlement requirements;

•	the contract has an explicit limit on the number of shares in settlement;

•	there are no cash payments to the counterparty in the event the Company fails to make timely filings with the SEC;

•	there are no required cash payments to the counterparty if the shares initially delivered upon settlement are subsequently sold by the counterparty and the sales proceeds are insufficient to provide the counterparty with full return of the amount due;

•	there are no provisions in the contract that indicate that the counterparty has rights that rank higher than those of a shareholder of the stock underlying the contract; and

•	there is no requirement in the contract to post collateral at any point or for any reason.

Because the Company concluded that the embedded derivative would be properly classified in equity if it were a freestanding security, it was able to further conclude that the embedded derivative qualifies for the scope exception set forth in SFAS No. 133, paragraph 11(a). Accordingly, the Company is not required to bifurcate and separately account for the embedded derivative.

14. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes the change in our cumulative translation adjustment. The following table sets forth the calculation of comprehensive income (loss) for the periods indicated (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Nov. 25, 2006	Nov. 26, 2005	Nov. 25, 2006	Nov. 26, 2005
Net income (loss)	$1,762	$(2,346)	$5,404	$(2,891)
Change in cumulative translation adjustment	18	—	(9)	—

Total comprehensive income (loss)	$1,780	$(2,346)	$5,395	$(2,891)

15. SEGMENT INFORMATION

The Company has three reportable business segments defined by geographic location in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information:” (1) Merix Oregon, (2) Merix San Jose and (3) Merix Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. The Company’s operating segments are evidence of the internal structure of our organization. Each segment operates in the same industry with production facilities that produce similar customized products for our customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team. The Company’s chief operating decision maker is our Chief Executive Officer. All corporate-type expenses are included in the Merix Oregon segment.

The following table summarizes various financial amounts for each of our business segments (in thousands):

Thirteen Weeks Ended November 25, 2006	Merix Oregon	Merix San Jose	Merix Asia	Consolidated
Sales to external customers	$55,906	$9,028	$38,723	$103,657
Operating income (loss)	7,264	220	(2,901)	4,583
Income (loss) from continuing operations before income taxes and minority interest	6,453	218	(3,088)	3,583
Income (loss) from continuing operations	6,104	218	(3,209)	3,113

Thirteen Weeks Ended November 26, 2005
Sales to external customers	$45,952	$7,611	$7,463	$61,026
Operating income (loss)	73	35	(1,689)	(1,581)
Income (loss) from continuing operations before income taxes and minority interest	(471)	46	(1,898)	(2,323)
Income (loss) from continuing operations	(473)	46	(1,955)	(2,382)

Twenty-Six Weeks Ended November 25, 2006
Sales to external customers	$110,125	$17,669	$78,842	$206,636
Operating income (loss)	13,266	546	(3,268)	10,544
Income (loss) from continuing operations before income taxes and minority interest	11,458	588	(4,490)	7,556
Income (loss) from continuing operations	10,833	588	(4,845)	6,576

Twenty-Six Weeks Ended November 26, 2005
Sales to external customers	$90,279	$15,071	$7,463	$112,813
Operating income (loss)	(354)	(176)	(1,688)	(2,218)
Income (loss) from continuing operations before income taxes and minority interest	(807)	(159)	(1,897)	(2,863)
Income (loss) from continuing operations	(813)	(159)	(1,955)	(2,927)

November 25, 2006
Total assets	$176,136	$46,487	$161,556	$384,179

May 27, 2006
Total assets	$168,300	$45,303	$165,327	$378,930

16. SIGNIFICANT CUSTOMERS

Information regarding customers which accounted for 10% or more of our total revenue in the thirteen or twenty-six week periods ended November 25, 2006 or November 26, 2005 was as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	Nov. 25, 2006		Nov. 26, 2005		Nov. 25, 2006	Nov. 26, 2005
Percentage of consolidated revenue represented by significant customer 1	15%		26%		15%	26%
Percentage of consolidated revenue represented by significant customer 2	*	(1)	*	(1)	10%	10%

(1)	Less than 10%.

The companies comprising our largest OEM customers vary from period to period. Net sales to these significant customers in the periods presented primarily related to our Merix Oregon operating segment.

At November 25, 2006, five entities represented approximately 44% of our net accounts receivable balance, individually ranging from 5% to 15%. The Company has not experienced significant losses related to our accounts receivable in the past.

17. COMMITMENTS AND CONTINGENCIES

Litigation

On June 17, 2004, we and certain of our executive officers and directors were named as defendants in the first of four purported class action lawsuits alleging violations of federal securities laws. These four cases, which were filed in the United States District Court for the District of Oregon, have now been consolidated in a single action entitled “In re Merix Securities Litigation,” Lead Case No. CV 04-826-MO. A lead plaintiff was appointed, who filed a consolidated and amended class action complaint on November 15, 2004. On March 3, 2005, we filed a motion to dismiss the amended and consolidated complaint for failure to identify with sufficient specificity the statements that plaintiffs allege to have been false and why the statements were either false when made or material. On September 15, 2005, the court dismissed the complaint, without prejudice, and gave plaintiffs leave to amend their complaint. On November 18, 2005, the lead plaintiff filed an amended complaint. The complaint, as amended, alleges that the defendants violated the federal securities laws by making certain alleged inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering. On January 26, 2006, the defendants filed a motion to dismiss the amended complaint. On September 28, 2006, the United States District Court of Oregon dismissed the amended complaint with prejudice. On October 31, 2006, the plaintiffs filed a notice of appeal with the Ninth Circuit Court of Appeals.

On July 2, 2004, two derivative lawsuits were filed in the Circuit Court for the State of Oregon, County of Multnomah, against certain of our officers and directors based on the same allegations made in the class action lawsuit. The Company is named as a nominal defendant in these derivative lawsuits, which have now been consolidated under a single action entitled “In re Merix Corporation Derivative Litigation,” Lead Case No. 0407-06807. On April 29, 2005, plaintiffs filed a consolidated shareholder derivative complaint in which they allege breaches of fiduciary duties and mismanagement by the defendants. Plaintiffs seek unspecified damages from the defendants, purportedly on behalf of us, as well as the derivative plaintiffs’ attorneys’ fees and costs. On August 31, 2005, the federal court hearing the class action lawsuit described above granted a motion to stay discovery in this state-court derivative action. As of the date of this report this stay remains in effect.

In each complaint, the plaintiffs seek unspecified damages from the defendants. A potential loss or range of loss that could arise from these complaints is not estimable or probable at this time. The Company has recorded charges for estimated probable costs associated with defending these claims, as it is our policy to accrue legal fees when it is probable that we will have to defend ourselves against known claims or allegations and we can reasonably estimate the amount of anticipated expense.

The Company is, from time to time, made subject to employment-related claims and other commercial claims in the ordinary course of business. The Company has recorded charges for the estimated probable costs associated with defending these claims and believes that our reserves are adequate. We also believe that the outcome of any of the matters should not have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

Environmental Matters

The process to manufacture printed circuit boards requires adherence to environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standards applicable in each of the jurisdictions in which we operate. The Company’s Huiyang and Huizhou facilities in the People’s Republic of China currently are not compliant with all applicable environmental permits and requirements. The Company has worked cooperatively with regulators in the People’s Republic of China and has agreed upon a remediation plan. We anticipate that this plan, if executed, would not result in any unplanned fines, penalties or costs. We incurred $20,000 and $217,000 of costs to upgrade pollution controls relating to the Huizhou facility and Huiyang facility, respectively, during the thirteen week period ended November 25, 2006 and $212,000 and $307,000, respectively, during the twenty six week period ended November 25, 2006. We believe that our other facilities comply in all material respects with applicable environmental laws and regulations. The Company has in the past, however, received certain notices of violations and has been required to engage in certain minor corrective activities. There can be no assurance that violations will not occur in the future.

Commitments

As of November 25, 2006, we had capital commitments of approximately $6.9 million, primarily relating to the purchase of manufacturing equipment. We also had consignment agreements with certain suppliers for raw material inventory, some of which obligate us to purchase inventory on hand upon termination of the agreement. As of November 25, 2006, potential commitments under these agreements were insignificant.

18. RELATED PARTY TRANSACTIONS

We paid the following amounts to Huizhou Desay Holdings Co. Ltd., a minority shareholder in two Merix Asia manufacturing facilities, during the periods indicated (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Nov. 25, 2006	Nov. 26, 2005	Nov. 25, 2006	Nov. 26, 2005
Consulting fees	$43	$12	$86	$12
Rental fees	67	14	134	14
Management fees	7	1	14	1
Other fees	100	20	228	20

	$217	$47	$462	$47

Distributions to minority shareholders in People’s Republic of China	$—	$—	$—	$—

19. NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company will adopt FIN 48 during the first quarter of the fiscal year 2008, which begins May 27, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. SFAS No. 157 does not apply under SFAS No. 123(R), does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of the statement, and does not apply under accounting pronouncements that require or permit measurements that are similar to fair value but that are not intended to measure fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 during the first quarter of fiscal 2009. The Company does not believe that the adoption of SFAS No. 157 will have a material effect on its consolidated financial position, results of operations or cash flows.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is still assessing the impact of SAB No. 108 on its financial position and results of operations.

FASB Staff Position No. AUG AIR-1

In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits accruing for the future cost of periodic major overhauls and planned maintenance of plant and equipment in annual and interim periods. This Staff Position is effective for fiscal years beginning after December 15, 2006 and must be retrospectively applied. The Company is currently evaluating the impact of adopting AUG AIR-1 on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and other similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, plans and projections are described in Part II, Item 1A, “Risk Factors” under the subheading “Risk Factors Affecting Business and Results of Operations.” This section, along with other sections of this Quarterly Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations, plans and projections. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission, including our most recent Annual Report on From 10-K for the fiscal year ended May 27, 2006.

Business

We are a leading global manufacturer of technologically advanced printed circuit boards for use in electronic equipment. Our principal products are complex multi-layer rigid printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. We provide our products to original equipment manufacturer (“OEM”) customers, and their electronic manufacturing service (“EMS”) providers, that use them primarily in commercial equipment in the communications, automotive, high-end computing and storage and test and measurement markets. Our markets are generally characterized by rapid technological change, high levels of complexity and short product life-cycles, as new and technologically superior electronic equipment is continually being developed. We have focused our efforts on shortened lead time delivery, technology and volume production. We believe we are well positioned to serve our customer base as a result of our quick-turn service capabilities, our technology leadership, high-technology production capacity and our lower-cost, volume production capabilities in Asia.

Operating Segments

We define our business by three operating segments that are evidence of the internal structure of our organization and include: (1) Merix Oregon, (2) Merix San Jose and (3) Merix Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. Each operating segment operates predominately in the same industry with production facilities that produce similar customized products for our global customers. The chief decision-maker for all of our operating segments is our Chief Executive Officer.

Markets and Customers

We have a broad customer base and our customers include leading OEMs in the electronics and automotive industries. Information regarding customers which accounted for 10% or more of our total revenue in the thirteen or twenty-six week periods ended November 25, 2006 or November 26, 2005 was as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	Nov. 25, 2006		Nov. 26, 2005		Nov. 25, 2006	Nov. 26, 2005
Percentage of consolidated revenue represented by significant customer 1	15%		26%		15%	26%
Percentage of consolidated revenue represented by significant customer 2	*	(1)	*	(1)	10%	10%

(1)	Less than 10%.

The companies comprising our largest OEM customers vary from period to period. Net sales to these significant customers in the periods presented primarily related to our Merix Oregon operating segment. The reduced concentration of, and shift in, our significant customers is largely the result of a more diverse customer base resulting from the acquisition of Merix Asia on September 29, 2005. However, we expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future.

The following are our significant end customers, in alphabetical order, by operating segment for the twenty-six week period ended November 25, 2006:

Merix Oregon - Cisco Systems Inc., Cray, Inc., Harris RF Communication, Inc., Intel Corporation and Motorola, Inc. During the thirteen and twenty-six week periods ended November 25, 2006, Merix Oregon’s net sales to Cisco Systems represented 27% and 28%, respectively, of Merix Oregon’s net sales and sales to Motorola represented 16% and 17%, respectively.

Merix Asia - IBM Corporation, Lear Corporation, Robert Bosch Corporation, TRW Automotive, Inc. and Visteon Corporation. During the thirteen and twenty-six week periods ended November 25, 2006, Merix Asia’s net sales to TRW Automotive represented 12% and 15%, respectively, of Merix Asia’s net sales and sales to Robert Bosch Corporation represented 10% and 10%, respectively.

Merix San Jose - Aeroflex Corporation, Benchmark Electronics, Paramit Corporation, Sauer-Danfoss Company and Solectron USA, Inc. During the thirteen and twenty-six week periods ended November 25, 2006, none of Merix San Jose’s customers represented 10% or more of Merix San Jose’s net sales.

Approximately 49% and 59%, respectively, of our OEM sales in the twenty-six week periods ended November 25, 2006 and November 26, 2005 were made through electronic manufacturing service providers. Although our contractual relationship is with the electronic manufacturing service provider, most of our shipments to electronic manufacturing service providers are directed by OEMs that negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several electronic manufacturing service providers and are awarded incremental discretionary orders directly from some of them. We expect these discretionary orders to increase in the future as we strengthen our direct relationships with these electronic manufacturing service providers.

Backlog

Backlog comprises purchase orders received and, in some instances, forecast requirements released for production under customer contracts and was as follows:

Merix Oregon - Our 90-day backlog for Merix Oregon was approximately $38.0 million and $30.8 million at November 25, 2006 and May 27, 2006, respectively.

Merix San Jose - Our backlog for Merix San Jose was approximately $2.7 million and $2.3 million at November 25, 2006 and May 27, 2006, respectively.

Merix Asia - Our backlog for Merix Asia was approximately $31.9 million and $38.9 million at November 25, 2006 and May 27, 2006, respectively.

A substantial portion of our backlog is typically scheduled for delivery within 90 days and customers may cancel or postpone all scheduled orders, in most cases without penalty. Therefore, backlog may not be a meaningful indicator of future financial results.

Critical Accounting Policies and Use of Estimates

Except for the addition of the Inventories and Stock-Based Compensation information below, we reaffirm the information included under the heading “Critical Accounting Policies and Use of Estimates” appearing at page 28 of our Annual Report on Form 10-K for the year ended May 27, 2006, which was filed with the Securities and Exchange Commission on August 24, 2006.

Inventories

On May 28, 2006, we adopted SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are required to estimate the amount of idle capacity and allocate and expense amounts in the current period. Our estimates of idle capacity were immaterial for the thirteen and twenty-six week periods ended November 25, 2006 and, accordingly, we did not incur any charges related to idle facilities. If our estimates change in the future, we may incur such charges in future periods.

Stock-Based Compensation

On May 28, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards granted to our employees and directors based on the estimated fair value of the award on the grant date. We elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption over the remainder the requisite service period. Our deferred stock-based compensation balance of $1.1 million as of May 27, 2006, which was accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” was reclassified to common stock upon the adoption of SFAS No. 123R. As of November 25, 2006, unrecognized stock-based compensation related to outstanding, but unvested stock options and restricted stock awards was $2.85 million and $1.14 million, respectively, which will be recognized over the weighted-average remaining vesting periods of 1.86 years and 1.84 years, respectively.

Prior to May 27, 2006, 2006, we accounted for stock-based compensation using the intrinsic value method as prescribed by APB Opinion No. 25 and related interpretations. Upon the adoption of SFAS No. 123R, we maintained our method of valuation for stock option awards using the Black-Scholes Option Pricing Model which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with SFAS No. 123.

The use of the Black-Scholes Option Pricing Model to estimate the fair value of stock option awards requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of expense could be materially different in the future.

Compensation expense is only recognized on awards that ultimately vest. Therefore, we have reduced the compensation expense to be recognized over the vesting period for anticipated future forfeitures. Forfeiture estimates are based on historical forfeiture patterns. We update our forfeiture estimates quarterly and recognize any changes to accumulated compensation expense in the period of change. If actual forfeitures differ significantly from our estimates, our results of operations could be materially impacted.

On May 25, 2005, our Board of Directors accelerated vesting of outstanding “underwater” employee stock options with exercise prices greater than $8.00 per share. Approximately 1.3 million options, or approximately 39% of our total outstanding options as of May 25, 2005, with varying remaining vesting schedules, were subject to this acceleration and became immediately exercisable. As a result of this acceleration, we estimated that we would reduce the amount of compensation expense recorded due to the effects of SFAS No. 123R by approximately $329,000 for fiscal 2007 and an additional $300,000 in total for subsequent years. This acceleration only related to specific underwater options, and, accordingly, is not representative of the overall impact that SFAS No. 123R will have on the results of our operations, our cash flows or our liquidity.

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) November 25, 2006		Thirteen Weeks Ended(1) November 26, 2005
Net sales	$103,657	100.0%	$61,026	100.0%
Cost of sales	85,274	82.3	53,734	88.1

Gross margin	18,383	17.7	7,292	11.9
Engineering	1,572	1.5	1,399	2.3
Selling, general and administrative	11,467	11.0	6,647	10.9
Amortization of identifiable intangible assets	761	0.7	827	1.4

Operating income (loss)	4,583	4.4	(1,581)	(2.6)
Other expense, net	(1,000)	(1.0)	(742)	(1.2)

Income (loss) from continuing operations before income taxes and minority interests	3,583	3.5	(2,323)	(3.8)
Income tax expense	448	0.4	46	(0.1)

Income (loss) from continuing operations before minority interests	$3,135	3.0%	$(2,369)	(3.9)%

	Twenty-Six Weeks Ended(1) November 25, 2006		Twenty-Six Weeks Ended(1) November 26, 2005
Net sales	$206,636	100.0%	$112,813	100.0%
Cost of sales	168,455	81.5	97,907	86.8

Gross margin	38,181	18.5	14,906	13.2
Engineering	3,156	1.5	2,891	2.6
Selling, general and administrative	22,958	11.1	11,521	10.2
Amortization of identifiable intangible assets	1,523	0.7	1,577	1.4
Severance and impairment charges	—	—	1,135	1.0

Operating income (loss)	10,544	5.1	(2,218)	(2.0)
Other expense, net	(2,988)	(1.4)	(645)	(0.6)

Income (loss) from continuing operations before income taxes and minority interests	7,556	3.7	(2,863)	(2.5)
Income tax expense	948	0.5	51	—

Income (loss) from continuing operations before minority interests	$6,608	3.2%	$(2,914)	(2.6)%

(1)	Percentages may not add due to rounding.

Net sales increased $42.7 million, or 70.0%, to $103.7 million, in the thirteen weeks ended November 25, 2006 (the second quarter of fiscal 2007) compared to $61.0 million in the thirteen weeks ended November 26, 2005 (the second quarter of fiscal 2006). Net sales increased $93.8 million, or 83.2%, to $206.6 million in the twenty-six week period ended November 25, 2006 compared to $112.8 million in the twenty-six week period ended November 26, 2005.

We acquired Merix Asia on September 29, 2005 and since there is a one-month lag in accounting for this segment, the thirteen and twenty-six week periods ended November 26, 2005 only include three weeks of operations, which is the primary reason for the variations in revenue, cost of sales and gross margin. Our thirteen and twenty-six week periods ended November 25, 2006 revenues reflected improvements in unit sales and pricing at certain segments, as well as increases in quick-turn and premium revenues. Quick-turn and premium revenues include revenues from products that sell at a premium over our standard base price as a result of rapid prototype manufacturing or compressed lead-time for higher volume orders. These factors are discussed in more detail below.

Net Sales by Segment

Net sales by segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	November 25, 2006		November 26, 2005
Merix Oregon	$55,906	54%	$45,855	75%
Merix San Jose	9,028	9%	7,611	12%
Merix Asia	38,723	37%	7,560	13%

	$103,657	100%	$61,026	100%

	Twenty-Six Weeks Ended
	November 25, 2006		November 26, 2005
Merix Oregon	$110,124	53%	$90,182	80%
Merix San Jose	17,669	9%	15,071	13%
Merix Asia	78,843	38%	7,560	7%

	$206,636	100%	$112,813	100%

Percentage increases (decreases) in unit volume and pricing were as follows:

	Thirteen Weeks Ended November 25, 2006 Compared to Thirteen Weeks Ended November 26, 2005	Twenty-Six Weeks Ended November 25, 2006 Compared to Twenty-Six Weeks Ended November 26, 2005
Merix Oregon:
Unit volume	(1)%	7%
Average unit pricing	23%	15%

Merix San Jose:
Unit volume	(12)%	(13)%
Average unit pricing	35%	34%

Merix Asia:
Unit volume	388%	907%
Average unit pricing	5%	4%

Overall:
Unit volume	132%	205%
Average unit pricing	(27)%	(406)%

The decline in the overall average unit pricing is due to the addition of Merix Asia sales as the unit prices of the Merix Asia products are lower than those of Merix Oregon and Merix San Jose.

Merix Oregon and Merix San Jose

The increase in unit volume at Merix Oregon in the twenty-six week period ended November 25, 2006 compared to the same period of the prior fiscal year resulted primarily from increased demand across all of our major end-user market segments. Unit volume in San Jose declined due to the strategic decision to move substantially all full lead time business to Oregon and allow San Jose to focus on quick turn. The increases in the average unit pricing resulted primarily from increased sales of higher-priced, quick-turn products and a shift in our product mix to more technologically advanced boards. In general, average pricing is higher for boards that utilize high-speed laminate materials, thermal management solutions and smaller and more compact holes. In addition, the increase in demand, coupled with modest increases in demand for higher-technology products, contributed to our ability to increase unit prices.

Merix Asia

The improvement in unit volume is primarily due to the fact that we only had three weeks of activity reported in the thirteen and twenty-six week periods ended November 26, 2005 and we had a full thirteen and twenty-six weeks in the corresponding 2006 periods. See also the discussion regarding discontinued operations below. Merix Asia has contributed to our overall increase in sales as we are now able to offer higher-volume, low cost production capabilities to historic North American Merix customers. The orders existing at the time of purchasing Merix Asia were heavily weighted to the automotive industry, which is generally a lower technology and lower margin business. We have begun shifting the Merix Asia order mix to higher technology, higher gross margin customers.

Net Sales by End Market

The following table shows, for the periods indicated, the amount of net sales to each of our principal end-user markets and their percentage of our consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended
	November 25, 2006		November 26, 2005
Communications	$40,299	39%	$38,304	62%
Automotive	16,698	16%	3,958	6%
High-end Computing & Storage	15,578	15%	4,498	7%
Test and Measurement	6,673	6%	4,264	7%
Aerospace and Defense	4,742	5%	1,587	3%
Other*	19,667	19%	8,415	15%

	$103,657	100%	$61,026	100%

	Twenty-Six Weeks Ended
	November 25, 2006		November 26, 2005
Communications	$82,966	39%	$76,160	67%
Automotive	36,472	18%	3,958	3%
High-end Computing & Storage	26,911	13%	7,788	7%
Test and Measurement	13,564	7%	6,769	6%
Aerospace and Defense	9,864	5%	3,459	3%
Other*	36,859	18%	14,679	14%

	$206,636	100%	$112,813	100%

*	Other includes medical, industrial and other.

The increases in all of the markets were primarily due to the increases in revenue and pricing as indicated above. The significant growth in Automotive and Hi-End Computing and Storage markets resulted from the addition of Merix Asia on September 29, 2005. We have also targeted the higher-technology Defense and Aerospace markets as a platform for Merix North America growth.

Net Sales by Geographic Region

Net sales by geographic region are defined as net sales consummated within the region where the sale originated. We define the sales origination to be the region where the product is manufactured. Prior to the acquisition of Merix Asia on September 29, 2005, we reported geographic net sales based on the domicile of the customer. Subsequent to the acquisition of Merix Asia in September 2005, we changed our reporting definition of geographic net sales origination from the domicile of the customer to net sales by manufacturing location. Accordingly, net sales by geographic region are the same as net sales by segment.

Cost of Sales and Gross Margin

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead.

A number of costs (labor, utilities, manufacturing supplies, etc.) incurred by Merix Asia are denominated in either Hong Kong Dollars or the Chinese Yuan. Changes in these currencies relative to the U.S. dollar impact our profitability.

Cost of sales increased $31.5 million, or 58.7%, to $85.3 million in the thirteen week period ended November 25, 2006 compared to $53.7 million in the thirteen weeks ended November 26, 2005 and increased $70.6 million, or 72.1%, to $168.5 million in the twenty-six week period ended November 25, 2006 compared to $97.9 million in the twenty-six week period ended November 26, 2005. The increases were primarily due to the increases in revenue as discussed above, as well as to increases in copper laminate costs and a shift in mix to higher-technology and higher-cost products.

Our gross margin as a percentage of net sales by segment was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Nov. 25, 2006	Nov. 26, 2005	Nov. 25, 2006	Nov. 26, 2005
Merix Oregon	24.8%	12.8%	25.2%	12.8%
Merix San Jose	29.0%	27.2%	29.1%	26.8%
Merix Asia	4.5%	(8.3)%	6.5%	(8.3)%
Overall	17.7%	11.9%	18.5%	13.2%

Merix Oregon and Merix San Jose

The increases in gross margin as a percentage of net sales for Merix Oregon and Merix San Jose primarily related to improved market demand and increasing unit prices, as well as a shift in mix to sales of more profitable products as discussed above. These increases were partially offset by increases in raw material prices, primarily copper laminate. The effect on Merix Oregon and Merix San Jose due to the increases in copper laminate prices was not as significant as it was for Merix Asia as the copper laminate is a smaller percentage of the overall product cost at Merix Oregon and Merix San Jose than in Merix Asia and these segments have been more successful in accelerating the passing along of the increases in copper costs through higher unit pricing.

Merix Asia

The increases in gross margin as a percentage of net sales for Merix Asia for the thirteen and twenty-six week periods ended November 25, 2006 compared to the same periods in the prior fiscal year were primarily related to purchase accounting adjustments of inventory values recorded in the prior fiscal year that negatively impacted gross margins. In the current fiscal year, Merix Asia’s gross margins were negatively impacted by higher raw material costs, principally copper laminate, which was affected by a sharp rise in copper prices. Merix Asia also incurred increased outsourcing costs in the current fiscal year in order to meet demand from its growing revenue base. Merix Asia’s gross margin as a percentage of net sales is lower than Merix Oregon and Merix San Jose partially due to the fact that it does not manufacture any higher-priced, quick-turn services or any significant volumes of technologically advanced products, which generate higher margins. Currently, Merix Asia only produces full lead time products. To the extent we are successful in transitioning away from Merix Asia’s current lower-technology products, which are heavily weighted to the automotive industry as discussed above, to the relatively higher technology products, we anticipate that gross margins as a percentage of net sales will improve.

Engineering Costs

Engineering costs include indirect labor, materials and overhead to support customer design and manufacturing of products and for research and development of new products and or enhancements to existing products.

Engineering costs increased $173,000, or 12.4%, to $1.6 million in the thirteen week period ended November 25, 2006 compared to $1.4 million in the thirteen weeks ended November 26, 2005 and increased $265,000, or 9.2%, to $3.2 million in the twenty-six week period ended November 25, 2006 compared to $2.9 million in the twenty-six week period ended November 26, 2005. Increases were primarily due to the inclusion of full periods of engineering costs for Asia in the current fiscal year, while the prior fiscal year only included costs from partial periods due to the acquisition date of the Asian operations.

Selling, General and Administrative Costs

Selling, general and administrative (“SG&A”) costs include indirect labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

SG&A costs increased $4.9 million, or 72.5%, to $11.5 million in the thirteen week period ended November 25, 2006 compared to $6.6 million in the thirteen weeks ended November 26, 2005 and increased $11.5 million, or 99.3%, to $23.0 million in the twenty-six week period ended November 25, 2006 compared to $11.5 million in the twenty-six week period ended November 26, 2005. The increases were primarily due to the addition of Merix Asia as mentioned above. Some of the more significant increases other than personnel costs included increased audit and Sarbanes Oxley (SOX) compliance fees due to the initial implementation of SOX in Merix Asia, legal fees related to securities litigation and increased labor expenses for corporate administrative functions due to support the larger global business.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets was $0.8 million and $1.5 million, respectively, in the thirteen and twenty-six week periods ended November 25, 2006 compared to $0.8 million and $1.6 million, respectively, in the comparable periods of the prior fiscal year. Our identifiable intangible assets balance at November 25, 2006 was $12.4 million and current amortization is approximately $0.6 million per quarter, which could increase if we acquire additional identifiable intangible assets.

Severance and Impairment Charges

Severance and impairment charges of $1.1 million were recorded during the first quarter of fiscal 2006 to accrue for cost reduction actions that included a reduction in headcount across our manufacturing and support organizations, predominantly in Oregon, of approximately 130 positions.

Other Income (Expense), Net

Other income (expense), net primarily includes interest income earned on cash and investments and interest expense related to indebtedness.

The decreases in interest income in the thirteen and twenty-six week periods ended November 25, 2006 compared to the same periods of the prior fiscal year were due primarily to lower average cash and investment balances due to cash used for the acquisition of Merix Asia in September 2005.

Interest expense increased in the thirteen and twenty-six week periods ended November 25, 2006 compared to the same periods of the prior fiscal year due to an increase in outstanding debt, which is related to additional debt incurred or refinanced to purchase the Merix Asia assets. In addition, interest expense in the thirteen and twenty-six week periods ended November 25, 2006 included the reversal of $257,000 of previously accrued interest related to our $11.0 million subordinated promissory note payable. During the second quarter of fiscal 2007, and prior to the one-year anniversary of the Merix Asia acquisition, we determined that, based on reductions in the value of working capital between December 31, 2004 and the true closing date, the purchase price was reduced by $3.4 million. Accordingly, the $11.0 million subordinated promissory note was reduced by $3.4 million to $7.6 million. Interest expense was recalculated on the note from the date of inception as if the principal balance was always $7.6 million. Based on the amounts outstanding as of November 25, 2006 and the current interest rate, future interest expense related to the note will be approximately $135,000 per quarter compared to approximately $195,000 per quarter prior to the reduction in principal.

Income Tax Expense

Our effective income tax rate was 12.5% and 1.8%, respectively, in the twenty-six week periods ended November 25, 2006 and November 26, 2005, respectively.

The provision for income taxes for the first twenty-six weeks of fiscal 2007 of 12.5% differs from tax computed at the federal statutory rate primarily due to (i) U.S. taxable income for which the valuation allowance has been released due to the utilization of net operating loss carryforwards; and (ii) lower tax rates on foreign earnings, partially offset by (iii) tax losses incurred by some foreign entities for which no benefit has been realized due to the valuation allowance.

Our provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates. On a quarterly basis, we evaluate our provision for income taxes based on our projected consolidated results of operations for the full year and we record an adjustment during the current quarter accordingly.

Discontinued Operations

On September 29, 2006, Merix Holding (Hong Kong) Limited (“Merix Hong Kong”) entered into an agreement with Citi-Power Investment Limited (“Citi-Power”) to sell Merix Hong Kong’s 90% shareholding interest in the Lomber single-sided manufacturing facility located in Huizhou City in the People’s Republic of China (“Lomber Facility”) for a nominal amount, subject to (1) the minority shareholder issuing a letter consenting to the proposed transfer of Merix Hong Kong’s interest in the Lomber Facility to Citi-Power, (2) Merix Hong Kong’s Board of Directors approval of the transfer its interest in the Lomber Facility to Citi-Power, and (3) the issue of an amended approval certificate of the joint venture entity stating that Citi-Power and the minority shareholder own 90% and 10%, respectively, of the registered capital of the Lomber Facility pursuant to the Ministry of Commerce approval of the proposed equity transfer. Under the terms of the sales agreement, all receivables due from Merix Printed Circuits (Huizhou) Limited to the joint venture entity and amounts due from the joint venture entity to Merix Hong Kong will be offset and cancelled as of the completion date of the sale.

Also on September 29, 2006, Merix Hong Kong entered into an agreement with Excel Hero (China) Limited (“EXCEL”) to sell its 85.29% shareholding interest in its single-sided manufacturing facility located in Dongguan City in the People’s Republic of China (“Dongguan Facility”) for a nominal amount, subject to (1) the minority shareholder issuing a letter consenting to the proposed transfer of Merix Hong Kong’s interest in the Dongguan Facility to EXCEL, (2) Merix Hong Kong’s Board of Directors approval of the transfer of its interest in the Dongguan Facility to EXCEL, and (3) the issue of an amended approval certificate from the joint venture stating that EXCEL and the minority shareholder own 85.29% and 14.71%, respectively, of the registered capital of the Lomber Facility pursuant to the Ministry of Commerce approval of the proposed equity transfer. Under the terms of the sales agreement, the joint venture entity will further write-off all receivables due from all Merix affiliates as of the completion date of the sale in exchange for a cash settlement payment.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded the related assets and liabilities as current assets and liabilities on its balance sheet at the lower of their carrying amount or fair value, less cost to sell as of November 25, 2006. The combined net book value of the Dongguan and Lomber facilities was approximately $1.07 million upon their classification as discontinued operations and their fair value, less selling costs was determined to be approximately $120,000. Accordingly, during the quarter ended November 25, 2006, we recorded an impairment charge of approximately $1.26 million as a component of loss from discontinued operations.

The results of operations for the Dongguan and Lomber facilities have been reclassified as discontinued operations for all periods presented. Certain financial information related to discontinued operations was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Nov. 25, 2006	Nov. 26, 2005	Nov. 25, 2006	Nov. 26, 2005
Revenue	$2,531	$646	$5,467	$646
Pre-tax income (loss)	(1,253)	44	(1,074)	44

Assets of discontinued operations included accounts receivable, inventory, property, plant and equipment and land rights. Liabilities of discontinued operations included accounts payable and accrued expenses.

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of November 25, 2006 consisted of $10.7 million of cash and cash equivalents, $24.0 million of short-term investments and $38.5 million available under our revolving credit agreements. We expect our capital resources to be sufficient to fund our operations and known capital requirements for at least one year from November 25, 2006.

We have a Loan and Security Agreement with a bank group (the “Loan Agreement”) under which the lenders provided a term loan of $16.5 million and a revolving line of credit of up to $38.5 million based on a borrowing base consisting primarily of our accounts receivable. The maturity date of the Loan Agreement is September 28, 2010, with the principal of the term loan to be repaid in 19 equal quarterly payments of $687,000 each and a final payment on the maturity date of $3.4 million. All revolving loans must be repaid in full on the maturity date. The initial loan proceeds were used to fund the acquisition of Merix Asia. The obligations under the Loan Agreement are secured by substantially all of our U.S. assets. The loans bear interest at (a) either the prime rate or LIBOR, plus (b) an additional margin, which is 50 basis points higher for the term loan than for the revolving loan, and is based on certain performance criteria. The Loan Agreement contains a number of restrictive covenants, all of which we were in compliance with as of November 25, 2006. Specifically, our ability to down stream funds to Merix Asia is limited, subject to certain conditions, to $10 million in the aggregate at any time. As of November 25, 2006, $12.8 million was outstanding on the term loan and no balance was outstanding under the revolving line of credit. At November 25, 2006, $38.5 million was available for future borrowings on the revolving line of credit and the weighted average borrowing rate at November 25, 2006 on the Loan Agreement was 7.57%.

In the first two quarters of fiscal 2007, cash and cash equivalents and short-term investments increased $3.6 million to $34.7 million as of November 25, 2006 from $31.1 million as of May 27, 2006 primarily as a result of net income of $5.4 million, net non-cash expenses of $14.8 million, $4.3 million received from the exercise of stock options, net purchases of investments of $5.5 million, proceeds from disposal of property, plant and equipment of $1.0 million and changes in our operating assets and liabilities as discussed below, offset by $11.8 million used for the purchase of property, plant and equipment, $2.3 million used for principal payments on long-term debt and a $2.5 million increase in due from affiliate.

Accounts receivable, net of the allowance for bad debts, increased $3.1 million to $78.4 million as of November 25, 2006 from $75.3 million as of May 27, 2006, primarily due to increased sales in the second quarter of fiscal 2007 compared with the fourth quarter of fiscal 2006. Our days sales outstanding, calculated on a quarterly basis, was 67.5 days at November 25, 2006 compared to 69.0 days at May 27, 2006.

Inventories, net of obsolescence and other reserves, increased $4.0 million to $27.4 million as of November 25, 2006 compared to $23.4 million as of May 27, 2006. The increase primarily was due to increased raw material costs, principally relating to copper laminates, which have risen due to changes in commodity copper prices. Our annualized inventory turnover rate, calculated on a quarterly basis, was 12.5 times for the quarter ended November 25, 2006 and 8.5 times for the quarter ended November 26, 2005.

Accrued compensation decreased $3.8 million to $8.2 million as of November 25, 2006 compared to $12.0 million as of May 27, 2006. The decrease primarily was due to the timing of the fiscal 2006 bonus payment.

Expenditures for property, plant and equipment of $11.8 million in the first two quarters of fiscal 2007 primarily consisted of expenditures for upgrading equipment and facilities in Merix Asia to improve the efficiency of the facilities and to comply with regulations, the upgrading of equipment in North America to improve efficiency of the manufacturing facilities and process higher technology products, as well investing in a new global enterprise resource planning (“ERP”) system. We estimate our total capital expenditures in fiscal 2007 to be approximately $23 to $25 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our Annual Report on Form 10-K for the fiscal year ended May 27, 2006, which was filed with the Securities and Exchange Commission on August 24, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as follows:

In our assessment of the effectiveness of our internal control over financial reporting as of May 27, 2006, two material weaknesses were identified as summarized below:

1. We did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting organizational structure to support our activities. Specifically, we did not maintain personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of U.S. generally accepted accounting principles with respect to: (i) stock-based compensation, (ii) external financial reporting, including income tax disclosures (iii) accrued liabilities and (iv) classification of assets held-for-sale. This material weakness resulted in audit adjustments to our fiscal 2006 annual consolidated financial statements and contributed to the material weakness discussed in 2 below.

Additionally, this control deficiency could result in a misstatement of the above mentioned accounts and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Over the past 15 months, we have strengthened our personnel within our Finance and Accounting organization. Further, we implemented new controls and procedures to substantially mitigate the risks that were highlighted in the material weakness; although, no formal testing of controls has yet occurred.

2. We did not maintain effective controls over the completeness, accuracy and disclosure of segment information. Specifically, controls over segment reporting were not effective to ensure that disclosures were determined in accordance with U.S. generally accepted accounting principles. This control deficiency resulted in an audit adjustment to the required disclosure included in the notes to our fiscal 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of segment information that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constituted a material weakness. At this time, management believes it is compliant with segment reporting requirements, as defined in SFAS No. 131.

We are in the process of documenting and remediating our financial reporting and information technology general controls in Merix Asia. We expect to complete initial testing in our third quarter of fiscal 2007.

Our CEO and CFO do not expect that our internal controls and procedures will prevent all error and all fraud. Although our internal controls were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our periodic reports filed with the Securities and Exchange Commission, four proposed class action complaints were filed against us and certain of our executive officers and directors in the first quarter of fiscal 2005 by plaintiffs who purchased securities in our January 2004 public offering. The complaints were consolidated in the second quarter of fiscal 2005 in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. On March 3, 2005, we filed a motion to dismiss the amended and consolidated complaint for failure to identify with sufficient specificity the statements that plaintiffs allege to have been false and why the statements were either false when made or material. On September 15, 2005, the court granted that motion without prejudice and gave plaintiffs leave to amend their complaint. On November 18, 2005, the lead plaintiff filed an amended complaint. The complaint, as amended, alleges that the defendants violated the federal securities laws by making certain alleged inaccurate and misleading statements in the prospectus used in connection with our January 2004 public offering. The initial purchaser was one of the underwriters of our January 2004 public offering and is one of the defendants in this case. On January 26, 2006, the defendants filed a motion to dismiss the second amended complaint. On September 28, 2006, the United States District Court of Oregon dismissed the amended complaint with prejudice. On October 31, 2006, the plaintiffs filed a notice of appeal with the Ninth Circuit Court of Appeals.

In the first quarter of fiscal 2005, two derivative lawsuits were filed by plaintiffs who purchased securities in our January 2004 public offering against certain of our directors and officers based on the same allegations made in the class action lawsuit. Merix is named as a nominal defendant in these derivative lawsuits, which have now been consolidated under the common caption In re Merix Corporation Derivative Litigation, Lead Case No. 0407-06807, in the Circuit Court for the State of Oregon, Multnomah County. On August 31, 2005, the federal court hearing the class action lawsuit described above granted a motion to stay discovery in this state-court derivative action. On September 13, 2005, the state court stayed all proceedings in the derivative lawsuit pending further developments in the federal class action lawsuit, including all proceedings on a motion that defendants filed on July 7, 2005 to dismiss the consolidated shareholder derivative complaint. As of the date of this report this stay remains in effect.

The plaintiffs’ seek unspecified damages from the defendants. A potential loss or range of loss that could arise from these complaints is not estimable or probable at this time. We have recorded charges for estimated probable costs associated with defending these claims, as it is our policy to accrue legal fees when it is probable that we will have to defend the company against known claims or allegations and we can reasonably estimate the amount of anticipated expense.

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

We rely on suppliers for the timely delivery of materials used in manufacturing our printed circuit boards, and an increase in industry demand, a shortage of supply or an increase in the price of raw materials may increase the cost of the raw materials we use and may limit our ability to manufacture certain products and adversely impact our gross margins.

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

Our recent acquisitions may be costly and difficult to integrate, may divert and dilute management resources and may dilute shareholder value.

As part of our business strategy, we have made and may continue to make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or production capacity or that may otherwise offer growth opportunities. In connection with our San Jose and Asian acquisitions, we have experienced, and in any future acquisitions or investments, we could experience:

•	problems integrating the purchased operations, technologies or products;

•	failure to achieve potential sales, materials costs and other synergies;

•	unanticipated expenses and working capital requirements;

•	difficulty achieving sufficient revenues to offset increased expenses associated with acquisitions;

•	diversion of management’s attention;

•	adverse effects on business relationships with our or the acquired company’s suppliers and customers;

•	difficulty in entering markets in which we have limited or no prior experience;

•	losses of key employees, particularly those of the acquired organization; and

•	problems completing anticipated technology transfers to our Asian operations.

In addition, in connection with any future acquisitions or investments, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	incur debt and assume liabilities that could impair our liquidity;

•	incur amortization expenses related to intangible assets;

•	uncover previous unknown liabilities; or

•	incur large and immediate write-offs that would reduce net income.

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

We recently acquired Merix Asia and believe that significant additional capital investment will be required to fully realize the value of the assets we acquired. Any future capacity expansion with respect to our facilities will expose us to significant start-up risks including:

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

In addition, if our consolidated net sales do not increase sufficiently to offset the additional fixed operating expenses associated with our Asian operations, our consolidated results of operations may be adversely affected. If demand for our products does not meet anticipated levels, the value of the expanded operations could be significantly impaired, which would adversely affect our results of operations and financial condition.

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

A significant portion of our costs are denominated in foreign currencies, including the Hong Kong Dollar and the Chinese Renminbi (RMB). Substantially all of our consolidated net sales are denominated in U.S. Dollars. As a result, changes in the exchange rates of these foreign currencies to the U.S. Dollar will affect our cost of sales and operating margins and could result in exchange losses. The exchange rate of the Chinese Renminbi to the U.S. Dollar is set by the Chinese government. Recent increases in the value of the Renminbi relative to the U.S. Dollar have caused the costs of our Chinese operations to increase relative to related dollar-denominated sales. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. We may enter into exchange rate hedging programs from time to time in an effort to mitigate the impact of exchange rate fluctuations. However, hedging transactions may not be effective and may result in foreign exchange hedging losses.

If we are unable to successfully integrate Merix Asia, our business may be materially adversely affected.

During the second quarter of fiscal 2006, we acquired Eastern Pacific Circuits Limited and certain of its subsidiaries, now Merix Asia, and are now in the process of integrating Merix Asia’s operations with our domestic operations. We have never acquired or owned a foreign operations before and have never had facilities in Asia. Our operations in Asia have increased our exposure to certain risks, including the risks that we may not be able to successfully attract and retain qualified personnel in Asia, realign our resources for cost savings, realize any anticipated cost savings, adapt to business practices which may be different from our other business locations, integrate our accounting software systems and implement adequate internal controls and procedures. Under prior ownership, Merix Asia experienced difficulty in reaching and maintaining profitability. To date, we have not realized expected growth in sales opportunities in Asia from our domestic operations, nor have we realized expected materials cost savings by operating as a multinational business. If we are unable to successfully integrate Merix Asia or if Merix Asia is unable to reach and maintain profitability, our business and results of operations will likely be materially adversely affected.

We have a bank credit covenant that limits the incremental investment in Merix Asia

Merix has a bank credit agreement covenant that limits $10 million of incremental investment into Merix Asia. We expect to request that this covenant be amended to increase the amount of permitted future investment in Asia. As of January 2, 2007, we had advanced Merix Asia $2.0 million against the incremental investment limit. If we fail to secure such a favorable amendment, or if our Asian operations at any time require an amount of cash greater than our available capital resources, or than is permitted to be advanced under applicable credit agreements, or otherwise, there is risk that we will not be able to fund all the growth plans in Asia.

We have minority investors in our China manufacturing facilities.

Currently, we have four printed circuit board manufacturing plants in the People’s Republic of China that are each owned by a separate Chinese company. While we are the majority interest holder in all of these companies, there are minority interest holders in each of them. The aggregate minority interest in these companies ranges from five percent to 15 percent. These minority holders are local investors with close ties to local economic development and other government agencies. In some cases, the investors lease to the Chinese operating companies the land on which the plants are located. In connection with the negotiation of their investments, the local investors secured certain rights to be consulted and consent to certain operating and investment matters concerning the plants and to board representation. Failure to maintain good relations with these investors could materially adversely affect our ability to manage the operations of one or more of the plants and our ability to realize the anticipated benefits of the Asian acquisition.

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

As reported in Item 9A. of our fiscal 2006 Annual Report on Form 10-K for the fiscal year ended May 27, 2006, we identified material weaknesses in our internal control over financial reporting, as follows:

1. We did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting organizational structure to support the activities of the Company. Specifically, the Company did not maintain personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles with respect to: (i) stock-based compensation, (ii) external financial reporting, including income tax disclosures, (iii) accrued liabilities, and (iv) classification of assets held-for-sale. This material weakness resulted in audit adjustments to the Company’s 2006 annual consolidated financial statements and contributed to the material weakness discussed in 2 below. Additionally, this control deficiency could result in a misstatement of the above mentioned accounts and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. We did not maintain effective controls over the completeness, accuracy and disclosure of segment information. Specifically, controls over segment reporting were not effective to ensure that disclosures were determined in accordance with generally accepted accounting principles. This control deficiency resulted in an audit adjustment to the required disclosure included in the notes to the Company’s 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of segment information that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

We are required to complete an evaluation and review of Merix Asia’s internal control over financial reporting by the year ended May 26, 2007. We are in the process of upgrading the accounting systems, processes and internal controls and strengthening our internal staffing and technical expertise in financial and SEC accounting and reporting at our Asia operations. Currently management intends to include Merix Asia in its 2007 assessment of internal control over financial reporting. However, if we are not able to attract and retain qualified accounting personnel or successfully upgrade our accounting systems, processes and internal controls, our management may have to exclude Merix Asia in its 2007 assessment of internal control over financial reporting, which may subject us to adverse regulatory consequences and could result in a negative reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. If we fail to develop and maintain effective controls and procedures at Merix Asia, we may be unable to provide required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to timely provide required financial information could materially and adversely impact our financial condition and the market value of our securities.

If production capabilities increase in Asia, where production costs are lower, we may lose market share in both North America and Asia and our gross margins may be materially adversely affected by increased pricing pressure.

Price competition from printed circuit board manufacturers in Asia and other geographies often have significantly lower production costs than our North American operations and may even have cost advantages over Merix Asia. These production capability improvements by foreign and domestic competitors may play an increasing role in the printed circuit board markets in which we compete, which may adversely affect our revenues and profitability. While printed circuit board manufacturers in these locations have historically competed primarily in markets for less technologically advanced products, they are expanding their manufacturing capabilities to produce higher layer count, higher technology printed circuit boards.

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

A small number of customers account for a substantial portion of our consolidated net sales and our consolidated net sales could decline significantly if we lose a major customer or if a major customer orders fewer of our products or cancels or delays orders.

Historically, we have derived a significant portion of our consolidated net sales from a limited number of customers. Our five largest OEM customers, which vary from period to period, comprised 38% and 39% of our consolidated net sales during the twenty-six week period ended November 25, 2006 and the fiscal year ended May 27, 2006, respectively. Net sales to two customers individually represented 15% and 10% of consolidated net sales during the twenty-six week period ended November 25, 2006. Net sales to one customer represented 15% of consolidated net sales during the fiscal year ended May 27, 2006. We expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce our consolidated net sales and have a material adverse effect on our results of operations and financial condition.

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

A substantial portion of our current manufacturing operations is located in the People’s Republic of China and Hong Kong. The geographical distances between these facilities and our U.S. headquarters create a number of logistical and communications challenges. We are also subject to a highly competitive market for labor in the People’s Republic of China and Hong Kong, which may require us to increase employee wages and benefits to attract and retain employees and spend significant resources to train new employees due to high employee turnover, either of which could cause our labor costs to exceed our expectations. In addition, because of the location of these facilities, we could be affected by economic and political instability in the People’s Republic of China or Hong Kong, including:

•	lack of developed infrastructure;

•	currency fluctuations;

•	overlapping taxes and multiple taxation issues;

•	employment and severance taxes;

•	the burdens of cost, compliance and interpretation of a variety of foreign laws;

•	difficulty in attracting and training workers in foreign markets and problems caused by labor unrest; and

•	less protection of our proprietary processes and know-how.

Moreover, inadequate development or maintenance of infrastructure in the People’s Republic of China, including inadequate power and water supplies, transportation or raw materials availability, communications infrastructure or the deterioration in the general political, economic or social environment, could make it difficult and more expensive, and possibly prohibitive, to continue to operate our manufacturing facilities in the People’s Republic of China.

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

As we commence our work to implement a new enterprise resource planning (“ERP”) system, unexpected problems and delays could occur and could cause disruption to the management of our business and significantly increase costs.

Due to the acquisitions of Merix Asia and Merix San Jose, we are currently using multiple ERP and other information systems. In the fourth quarter of the fiscal 2006, as part of a multi-phase process, we decided to implement ERP system for our world-wide operations. As of the end of the fiscal year 2006, we selected an ERP vendor and it began the initial design and implementation during the first half of fiscal 2007. We expect the new ERP system will become integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. Our work to plan, develop and implement this new ERP system will continue into fiscal 2008 as an active project. These systems are new to us and we have not had extensive experience with them. The new ERP system could eventually become more costly, difficult and time-consuming to purchase and implement than we currently anticipate. Implementation of the new ERP system may require us to change certain internal business practices. We may encounter unexpected difficulties, delays, costs or other challenges, any of which may disrupt our business. Corrections and improvements may be required as we continue the implementation of our new system, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. Any delay in the implementation of, or disruption in the transition to our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records and to report financial and management information on a timely and accurate basis. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and impact our ability to manage our business and our results of operations.

If we lose key management, operations, engineering and sales and marketing personnel, we could experience reduced sales, delayed product development and diversion of management resources.

Our success depends largely on the continued contributions of our key management, administration, operations, engineering and sales and marketing personnel, many of whom would be difficult to replace. We generally do not have employment or non-compete agreements with our key personnel. If one or more members of our senior management or key professionals were to resign, the loss of personnel could result in loss of sales, delays in new product development and diversion of management resources, which would have a negative effect on our business. We do not maintain “key man” insurance policies on any of our personnel.

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

In total, five entities represented approximately 44.3% of the consolidated net trade accounts receivable balance at November 25, 2006, individually ranging from 4.6% to 15.2%. Our OEM customers direct our sales to a relatively limited number of electronic manufacturing service providers. Our contractual relationship is typically with the electronic manufacturing service providers, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to electronic manufacturing service providers, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our financial condition results of operations would be harmed.

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

We are currently subject to legal proceedings and claims, including a securities class action lawsuit and a shareholder derivative lawsuit. In each complaint, the plaintiffs seek unspecified damages. These lawsuits are described in Part II, Item 1. Legal Proceedings above. More lawsuits could be filed against us.

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

The closing trading price of our common stock has fluctuated significantly from an all-time low of less than $2.00 per share to an all-time high of more than $70.00 per share.

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

We may, in the future, sell additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to raise capital. We may also issue additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to finance future acquisitions. Further, a substantial number of shares of our common stock are reserved for issuance pursuant to stock options. As of November 25, 2006, we had 3,230,412 outstanding options, each to purchase one share of our common stock, issued to key employees, officers and directors under our equity incentive plans. The options have exercise prices ranging from $2.04 per share to $67.06 per share. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options was exercised and the stock issued was immediately sold into the public market. Further, the exercise of these options could have a dilutive impact on other shareholders by decreasing their ownership percentage of our outstanding common stock. If we attempt to raise additional capital through the issuance of equity or convertible debt securities, the terms upon which we will be able to obtain additional equity capital, if at all, may be negatively affected since the holders of outstanding options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such options.

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

Item 4. Submission of Matters to a Vote of Security Holders

The following actions were taken at our annual meeting of shareholders, which was held on October 5, 2006:

1.	The shareholders elected the eight nominees for director to our Board of Directors. The eight directors elected, along with the voting results were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Donald D. Jobe	15,258,350	469,571
George H. Kerckhove	15,384,382	343,539
Dr. William W. Lattin	15,259,122	468,799
William C. McCormick	15,381,222	346,699
Robert C. Strandberg	15,375,862	352,059
Chee JW. Cheung	15,535,582	192,339
Kirby A. Dyess	15,259,162	468,759
Mark R. Hollinger	15,440,633	287,288

2.	The shareholders approved the Merix 2006 Equity Incentive Plan as follows:

No. of Shares Voting For	No. of Shares Voting Against	No. of Shares Abstaining	No. of Broker Non-Votes
11,408,759	832,279	119,355	3,367,528

Item 5. Other Information

Entry into a Material Definitive Agreement

As described above in Part II Item 4, our shareholders approved the Merix 2006 Equity Incentive Plan (the “2006 Plan”) at our annual meeting of shareholders on October 5, 2006, and the 2006 Plan became effective on that date. A copy of the 2006 Plan is filed as an exhibit to this report and incorporated herein by reference.

The following description of the 2006 Plan is a summary and does not purport to be a complete description.

Description of the 2006 Plan

Purpose. The purpose of the 2006 Plan is to attract, retain and motivate our employees, officers, directors and other service providers by providing them the opportunity to acquire a proprietary interest in our business and to link their interests and efforts to the long-term interests of our shareholders.

Administration. The 2006 Plan is administered by the Human Resources and Compensation Committee of our Board of Directors. The Committee may delegate to one or more of our officers, to the extent permitted by Oregon law, the right to grant awards with respect to participants who are not officers or directors.

Eligibility. Awards may be granted under the 2006 Plan to employees, officers, directors, consultants, agents, advisors and independent contractors of Merix or any related company.

Types of Awards. The 2006 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, (4) performance shares and performance units conditioned upon meeting performance criteria and (5) other stock- or cash-based awards.

Number of Shares Reserved for Issuance Under the 2006 Plan. The 2006 Plan authorizes the issuance of up to 750,000 shares of common stock, plus up to an additional 412,177 shares that were previously reserved for issuance, but not subject to outstanding options, under the 1994 Plan. In addition, up to 1,039,525 shares of common stock subject to outstanding options or unvested restricted stock awards under the Merix 1994 Stock Incentive Plan, which was suspended on October 5, 2006 when the 2006 Plan became effective, are reserved and will become available for issuance under the 2006 Plan to the extent such shares of common stock are not issued pursuant to such options or are forfeited pursuant to such restricted stock awards. Shares of common stock covered by an award granted under the 2006 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. Shares relating to awards granted under the 2006 Plan that are forfeited, settled for cash or otherwise terminated, and shares withheld by or tendered in connection with the exercise of an option or other award granted under the 2006 Plan or in connection with the satisfaction of tax withholding obligations relating to awards or exercises of options or other awards, will become available for issuance under the 2006 Plan. The shares of stock deliverable under the 2006 Plan will consist of authorized and unissued shares. The Committee may adjust the aggregate number of shares or the number of shares subject to awards under the plan in the event of a change affecting shares of our common stock, such as stock dividends, recapitalization, reorganization or mergers.

Limitations on Use of Shares Subject to the 2006 Plan. The 2006 Plan contains limitations on the number of shares of common stock that may be awarded in any one year to certain participants, and on the aggregate maximum number of shares of common stock that can be awarded under certain types of awards. The Committee may not make awards under the 2006 Plan to any single participant who is a “covered employee” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) in any calendar year that relate to more than 300,000 shares of common stock, except that the Committee may make an additional one-time award to a newly hired or promoted covered employee relating to up to 300,000 shares of common stock. In addition, the Committee may not grant performance units to any single covered employee in any one calendar year with a maximum dollar value greater than $500,000. Under the 2006 Plan, the Committee may only make Awards (other than Awards of Options or SAR’s) of a number of shares not to exceed 50% of the aggregate number of shares reserved for issuance under the 2006 Plan.

Term, Termination and Amendment. Unless earlier terminated by the Board of Directors or the Committee, the 2006 Plan will terminate on October 5, 2016. The Board of Directors or the Committee may generally amend, alter, suspend, discontinue or terminate all or a portion of the 2006 Plan at any time, as long as the rights of a participant are not materially impaired, without the participant’s consent, subject to shareholder approval to the extent necessary to comply with applicable law, stock exchange rule or regulatory requirements or, as determined by the Committee, to qualify with tax requirements. The Committee may amend the terms of any award granted, prospectively or retroactively, but cannot materially impair the rights of any participant without the participant’s consent. The Committee may not reprice options or SARs without shareholder approval. Also, generally, no change or adjustment may be made to an outstanding incentive stock option, without the consent of the participant, that would cause the incentive stock option to fail to continue to qualify as an incentive stock option under the Code.

Performance-Based Compensation Under Section 162(m). Under Section 162(m) of the Code, we are generally prohibited from deducting compensation paid to our Chief Executive Officer and our four other most highly compensated executive officers in excess of $1,000,000 per person in any year. However, compensation that qualifies as performance-based is excluded for purposes of calculating the amount of compensation subject to the $1,000,000 limit. In general, the Committee determines the terms and conditions of awards. If the Committee intends to qualify an award as “qualified performance-based compensation” under Section 162(m) of the Code, the performance goals it may choose include any or all or any combination of the performance criteria listed in the 2006 Plan. Performance goals may relate to the performance of Merix, any subsidiary, any portion of the business, product line or any combination, relative to a market index, a group of companies (or their subsidiaries, business units or product lines), or a combination, all as determined by the Committee.

Company Transaction. Restrictions on awards granted under the 2006 Plan will terminate in certain circumstances that constitute a change in control or a merger, stock or asset sale or similar company transaction that does not involve a related party.

In addition, On August 31, 2006 our Board of Directors approved the Merix Deferred Compensation Plan. Under this plan, which is a non-qualified “top-hat plan,” United States-based persons determined by the Company, or its designee, to be a member of a select group of management or highly compensated employees, including Merix’ executive officers and directors, are permitted to defer a pre-determined amount of pre-tax compensation equal to up to 75% of base salary. Amounts deferred are allocated to the account of the participant and are used to purchase Company-owned life insurance instruments that provide a fixed return to the participant. Each participant elects the period over which amounts deferred are repaid and such repayment schedules are triggered by the occurrence of a specified date or the retirement or other cessation of the participant’s employment. The plan also provides to participants a taxable pre-retirement death benefit in an amount not less than the participant’s annual base salary through maintenance of the underlying insurance policies.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Merix Corporation 2006 Equity Incentive Plan

10.2	Merix Corporation Deferred Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIX CORPORATION

Dated: January 4, 2007	/s/ MARK R. HOLLINGER
Mark R. Hollinger
Chief Executive Officer and
President
(Principal Executive Officer)

/s/ KELLY E. LANG
Kelly E. Lang
Chief Financial Officer
(Principal Financial and Accounting Officer)