Form 10-Q
period 2007-02-24
MERIX CORP
filed 2007-04-05
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2007

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

The number of shares of common stock outstanding as of April 3, 2007 was 20,661,243 shares.

MERIX CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	February 24, 2007	May 27, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$24,464	$12,280
Short-term investments	—	18,525
Accounts receivable, net of allowances for doubtful accounts of $2,705 and $2,683	82,161	75,277
Inventories, net	26,277	23,367
Income taxes receivable	299	—
Assets held for sale	1,323	1,987
Assets of discontinued operations	527	3,254
Other current assets	8,930	5,356

Total Current Assets	143,981	140,046

Property, plant and equipment, net of accumulated depreciation of $115,762 and $102,977	122,736	122,184
Goodwill	85,048	89,889
Definite-lived intangible assets, net of accumulated amortization of $6,639 and $4,492	11,769	13,916
Leasehold land use rights, net	6,243	6,330
Deferred financing costs, net	4,966	5,653
Assets of discontinued operations	—	781
Other assets, net	94	131

Total Assets	$374,837	$378,930

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$2,789	$7,655
Accounts payable	52,503	46,956
Accrued compensation	7,429	11,979
Accrued warranty	2,436	2,297
Other accrued liabilities	9,824	10,903
Income taxes payable	709	134
Liabilities of discontinued operations	407	578

Total Current Liabilities	76,097	80,502

Long-Term Debt	75,503	91,077
Other Long-Term Liabilities	1,162	1,108

Total Liabilities	152,762	172,687

Minority Interest Obligations, net of tax	4,428	4,118
Commitments and Contingencies

Shareholders' Equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding 20,632 shares at February 24, 2007 and 19,806 shares at May 27, 2006	211,767	204,831
Deferred stock-based compensation	—	(1,096)
Retained earnings (accumulated deficit)	5,869	(1,623)
Accumulated other comprehensive income	11	13

Total Shareholders' Equity	217,647	202,125

Total Liabilities and Shareholders' Equity	$374,837	$378,930

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006

Net Sales	$100,288	$92,834	$306,924	$205,647
Cost of Sales	82,929	76,743	251,384	174,650

Gross Margin	17,359	16,091	55,540	30,997

Operating Expenses:
Engineering	1,664	1,756	4,820	4,647
Selling, general and administrative	10,617	10,541	33,575	22,062
Amortization of identifiable intangible assets	624	854	2,147	2,431
Severance and impairment charges	1,023	—	1,023	1,135

Total operating expenses	13,928	13,151	41,565	30,275

Operating Income	3,431	2,940	13,975	722

Other Income (Expense):
Interest income	377	359	1,121	1,444
Interest expense	(1,309)	(2,232)	(4,298)	(3,776)
Other income (expense), net	(141)	54	(884)	(132)

Total other expense, net	(1,073)	(1,819)	(4,061)	(2,464)

Income (loss) from continuing operations before income taxes and minority interests	2,358	1,121	9,914	(1,742)
Income tax expense	367	391	1,315	442

Income (loss) from continuing operations before minority interests	1,991	730	8,599	(2,184)
Minority interests	220	18	252	31

Income (loss) before discontinued operations	1,771	712	8,347	(2,215)
Income (loss) from discontinued operations, net of income tax expense of $0, $0, $98 and $7, respectively	314	97	(858)	133

Net income (loss)	$2,085	$809	$7,489	$(2,082)

Basic income (loss) per share from continuing operations	$0.09	$0.04	$0.41	$(0.11)
Basic income (loss) per share from discontinued operations	0.01	—	(0.04)	—

Basic net income (loss) per share	$0.10	$0.04	$0.37	$(0.11)

Diluted income (loss) per share from continuing operations	$0.09	$0.04	$0.40	$(0.11)
Diluted income (loss) per share from discontinued operations	0.01	—	(0.04)	—

Diluted net income (loss) per share	$0.10	$0.04	$0.36	$(0.11)

Shares used in per share calculations:
Basic	20,575	19,526	20,302	19,459

Diluted	20,811	19,766	20,665	19,459

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Thirty-Nine Weeks Ended
	February 24, 2007	February 25, 2006

Cash flows from operating activities:
Net income (loss)	$7,489	$(2,082)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,633	15,841
Contribution of common stock to defined contribution plan	1,044	787
Share-based compensation expense, net	1,680	208
Minority interest in net income of consolidated subsidiaries	252	31
(Gain) loss on impairment and disposal of fixed assets	(41)	560
Impairment of discontinued operations	1,099	—
Inventory purchase adjustment	—	3,885
Other non-cash (income) expense	(209)	1,076
Changes in assets and liabilities:
Accounts receivable, net	(7,301)	(6,603)
Inventories, net	(2,910)	(1,337)
Income taxes receivable	(299)	—
Other assets	1,031	(283)
Accounts payable	6,761	(1,415)
Accrued compensation	(3,101)	3,321
Accrued warranty	139	(1,328)
Income taxes payable	594	—
Other accrued liabilities	(892)	(4,583)

Net cash provided by operating activities	22,969	8,078

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,918)	(5,708)
Proceeds from disposal of property, plant and equipment	999	—
Acquisition of businesses, net of cash acquired and debt assumed	—	(103,059)
Purchases of investments	(12,550)	(26,200)
Sales and maturities of investments	31,075	72,030

Net cash provided by (used in) investing activities	4,606	(62,937)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	67,533
Principal payments on long-term borrowings	(16,125)	(10,080)
Deferred financing costs	—	(1,907)
Payments on capital lease obligations	(911)	(287)
Proceeds from exercise of stock options	5,335	24
Reacquisition of common stock	(48)	—
Due from affiliate, net	(3,640)	1,659
Distribution to minority shareholder	—	(1,607)

Net cash provided by (used in) financing activities	(15,389)	55,335
Effect of exchange rate changes	(2)	6

Increase in cash and cash equivalents	12,184	482

Cash and cash equivalents:
Beginning of period	12,280	9,130

End of period	$24,464	$9,612

Supplemental Cash Flow Information:
Cash paid for income taxes	$1,090	$137
Cash paid for interest	3,786	1,652

Supplemental Disclosure of Non-Cash Activity:
Issuance of stock to employees	$—	$780
Issuance (reduction) of promissory note in Merix Asia acquisition	(3,406)	11,000
Other purchase price adjustments	(1,435)	—
Assumption of debt in acquisition	—	3,667

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF BUSINESS

Merix Corporation, an Oregon corporation, was formed in March 1994. The Company is a leading global manufacturer of technologically advanced electronic interconnect solutions for use in electronic equipment. The Company’s principal products consist of complex multilayer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The Company provides products to original equipment manufacturers (“OEMs”) and their electronic manufacturing service (“EMS”) providers that use our products primarily in high-end commercial equipment in the communications, automotive, high-end computing and storage, test and measurement, and aerospace and defense markets. The Company sells its customers a broad range of products and services, including design and engineering assistance, quick-turn services, volume production, RF/Microwave application products, thermal management solutions and backplanes.

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

The Company’s financial reporting systems at Merix Asia, which was acquired in September 2005, are predominantly manual in nature. Due to the manual nature of the systems, it requires significant time to process and review the transactions in order to assure the financial information is properly stated. Additionally, Merix Asia performs a complex financial consolidation of its subsidiaries prior to the Company’s final consolidation. The time required to complete Merix Asia’s consolidation, record inter-company transactions and properly report any adjustments, intervening and/or subsequent events requires the use of a one-month lag reporting format. As such, the consolidated financial statements and related notes thereto for the thirteen and thirty-nine week periods ended February 24, 2007 include results from Merix Asia for the period from October 22, 2006 through January 20, 2007 and April 22, 2006 through January 20, 2007, respectively. Inter-company transactions which occurred during these periods have been eliminated in consolidation. Inter-company balances resulting from transactions with Merix Asia during the one-month lag period have been netted and presented as a current asset on the consolidated balance sheet and all other material transactions occurring between January 20, 2007 and February 24, 2007 have been eliminated. The net inter-company receivable, which was included as a component of Other Current Assets, totaled $2.5 million as of February 24, 2007 and the net inter-company payable, which was included as a component of Other Accrued Liabilities, totaled $1.2 million as of May 27, 2006.

Subsequent to the acquisition of Merix Asia, the Company began a process to evaluate and select a new enterprise resource planning (“ERP”) system to support its transition to a global business. The evaluation was completed and a selection was made in May 2006. The Company is currently in the process of implementing the new ERP system, which, when complete, will allow for the streamlining of business processes as well as eliminate the need for the one-month reporting lag for Merix Asia.

4.	STOCK BASED COMPENSATION

Adoption of SFAS No. 123R

Effective May 28, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” The Company elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption over the remainder of the requisite service period. The Company’s deferred stock-based compensation balance of $1.1 million as of May 27, 2006, which was accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” was reclassified to common stock upon the adoption of SFAS No. 123R.

Pro Forma Information Under SFAS No. 123 and APB Opinion No. 25

Prior to May 28, 2006, the Company accounted for stock-based compensation using the intrinsic value method as prescribed by APB Opinion No. 25 and related interpretations. No stock-based compensation related to option grants or the employee stock purchase plan was reflected in net loss in the thirteen and twenty-six week periods ended November 26, 2005, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and basic and diluted net loss per share for the thirteen and thirty-nine week periods ended February 25, 2006 would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Thirteen Weeks Ended February 25, 2006	Thirty-Nine Weeks Ended February 25, 2006
Net income (loss), as reported	$809	$(2,082)
Add – stock-based compensation included in results of operations, net of related tax effects	52	203
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(402)	(1,001)

Net income (loss), pro forma	$459	$(2,880)

Basic net loss per share:
As reported	$0.04	$(0.11)

Pro forma	$0.02	$(0.15)

Diluted net loss per share:
As reported	$0.04	$(0.11)

Pro forma	$0.02	$(0.15)

The above pro forma compensation expense related to options granted pursuant to our stock incentive plans was determined based on the estimated fair values using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

	Thirteen Weeks Ended Feb. 25, 2006	Thirty-Nine Weeks Ended Feb. 25, 2006

Risk-free interest rate	4.3-4.7%	3.8% - 5.1%
Dividend yield	0%	0%
Expected term	1.9-5.7 years	1.2 – 5.7 years
Volatility	53%-98%	47% - 98%
Discount for post vesting restrictions	0%	0%

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

Stock-Based Compensation Under SFAS No. 123R

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

Thirty-Nine Weeks Ended Feb. 24, 2007

Weighted average grant-date per share fair value of share options granted	$10.68
Per share intrinsic value of non-vested stock granted	10.53
Total intrinsic value of share options exercised	2,522
Fair value of non-vested shares that vested during the period	582
Stock-based compensation recognized in results of operations	1,682
Tax benefit recognized in statement of operations	—
Cash received from options exercised and shares purchased under all share-based arrangements	5,335
Tax deduction realized related to stock options exercised	—

No material amount of stock-based compensation was capitalized as a part of an asset during the thirteen or thirty-nine week periods ended February 24, 2007 or February 25, 2006.

The Company did not recognize a tax benefit from the stock-based compensation expense because it is believed that it was more likely than not that the related deferred tax assets, which have been reduced by a valuation allowance, will not be realized.

Prior to the adoption of SFAS No. 123R, the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in its consolidated statement of cash flows. SFAS No. 123R requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow. The excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the net operating loss carryforwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in its consolidated statement of cash flows for the thirty-nine week period ended February 24, 2007.

The Company’s stock-based compensation expense was included in its statements of operations as follows (in thousands):

	Thirteen Weeks Ended Feb. 24, 2007	Thirty-Nine Weeks Ended Feb. 24, 2007

Cost of sales	$70	$234
Engineering	23	46
Selling, general and administrative	580	1,402

	$673	$1,682

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

	Thirteen Weeks Ended Feb. 24, 2007	Thirty-Nine Weeks Ended Feb. 24, 2007

Risk-free interest rate	4.5 -4.8%	4.5% -5.1%
Dividend yield	0%	0%
Expected term	2.6 -5.6 years	2.4 -5.7 years
Volatility	54% - 86%	47% - 91%
Discount for post vesting restrictions	0%	0%

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

The Company recognizes stock-based compensation expense using the graded vesting attribution method for stock options and the straight-line attribution method for restricted stock awards over the vesting period of the individual award with estimated forfeitures considered. Stock-based compensation for performance-based stock option awards is recognized over the requisite service period if it is probable that the performance condition will be achieved. The Company does not accrue compensation expense if it is not probable that the performance condition will be achieved. In accordance with SFAS No. 123R, the Company does not reverse previously recognized compensation expense if vested awards expire unexercised.

The Company issues new shares upon the exercise of stock options.

Stock Incentive Plans

2006 Equity Incentive Plan

At the Company’s annual shareholder meeting, which was held on October 5, 2006, its shareholders approved the Merix Corporation 2006 Equity Incentive Plan (the “2006 Plan”), which replaced its 1994 Stock Incentive Plan (the “1994 Plan”). The 2006 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, (4) performance shares and performance units conditioned upon meeting performance criteria and (5) other stock- or cash-based awards. Awards may be granted under the 2006 Plan to employees, officers, directors, consultants, agents, advisors and independent contractors. Under the 2006 Plan, 750,000 new shares of common stock were reserved for issuance. In addition, an additional 396,363 shares of common stock previously reserved for issuance, but not subject to outstanding awards, under the 1994 Plan as of October 5, 2006 ceased to be available for issuance under the 1994 Plan and instead became available for grant under the 2006 Plan. Additionally, shares of common stock subject to outstanding options or unvested restricted stock awards under the 1994 Plan will also become available for grant under the 2006 Plan in the future to the extent that such awards expire or otherwise terminate without shares of common stock being issued pursuant to options, or to the extent that shares issued pursuant to restricted stock awards are forfeited. As of February 24, 2007, 767,820 shares of common stock remain subject to outstanding options or unvested stock awards under the 1994 Plan and 595,833 shares had been forfeited or otherwise terminated and became available for grant under the 2006 Plan.

2000 Nonqualified Stock Option Plan

The Company also has the Merix Corporation 2000 Nonqualified Stock Option Plan (“the 2000 Plan”) that did not require approval by its shareholders. The 2000 Plan, as amended, permits the grant of up to 4,000,000 shares of authorized common stock in the form of nonqualified stock options and stock awards to employees, directors and non-employee consultants, agents, independent contractors and advisors who provide services to the Company. The number of shares subject to stock options and stock awards granted under the 2000 Plan to officers and directors in any given year cannot exceed 25% of the total number of shares subject to awards granted in that year.

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

At February 24, 2007, there were 2,110,462 shares available for grant under these plans.

Activity under these plans was as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Balances, May 27, 2006	3,502,839	$10.37
Granted	459,500	10.68
Forfeited	(232,568)	9.08
Expired	(167,334)	16.21
Exercised	(683,677)	7.30

Balances, February 24, 2007	2,878,760	10.90

	Restricted Stock Awards	Weighted Average Grant Date Per Share Fair Value
Balances, May 27, 2006	134,621	$8.07
Granted	107,606	10.53
Vested	(57,627)	8.61
Forfeited	(53,800)	9.85

Balances, February 24, 2007	130,800	9.13

Certain information regarding options outstanding as of February 24, 2007 was as follows:

	Options Outstanding	Options Exercisable
Number	2,878,760	2,041,781
Weighted average exercise price	$10.90	$11.76
Aggregate intrinsic value	$2.0 million	$1.1 million
Weighted average remaining contractual term	3.8 years	2.9 years

As of February 24, 2007, unrecognized stock-based compensation related to outstanding, but unvested stock options and restricted stock awards was $2.5 million and $1.0 million, respectively, which will be recognized over the weighted-average remaining vesting period of 1.8 and 2.9 years, respectively.

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

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” Following is a reconciliation of the income (loss) from continuing operations and shares used for basic EPS and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended February 24, 2007			Thirteen Weeks Ended February 25, 2006
	Income from Continuing Operations	Shares	Per Share Amount(1)	Income from Continuing Operations	Shares	Per Share Amount(1)
Basic EPS	$1,771	20,575	$0.09	$712	19,526	$0.04
Effect of dilutive stock options	—	236	—	—	240	—

Diluted EPS	$1,771	20,811	$0.09	$712	19,766	$0.04

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options		1,851			2,659

Convertible notes		4,608			1,288

	Thirty-Nine Weeks Ended February 24, 2007			Thirty-Nine Weeks Ended February 25, 2006
	Income from Continuing Operations	Shares	Per Share Amount(1)	Loss from Continuing Operations	Shares	Per Share Amount(1)
Basic EPS	$8,347	20,302	$0.41	$(2,215)	19,459	$(0.11)
Effect of dilutive stock options	—	363	(0.01)	—	—	—

Diluted EPS	$8,347	20,665	$0.40	$(2,215)	19,459	$(0.11)

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options		1,316			2,974

Convertible notes		4,608			1,288

(1)	Amounts may not add due to rounding.

7.	INVENTORIES

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

Inventories, net of related reserves, consisted of the following (in thousands):

	February 24, 2007	May 27, 2006

Raw materials	$5,182	$4,370
Work-in-process	9,601	10,174
Finished goods	3,439	4,500
Consignment finished goods inventories	8,055	4,323

Total inventories	$26,277	$23,367

Inventory valuation adjustments were $38,000 and $0.7 million, respectively, during the thirteen and thirty-nine week periods ended February 24, 2007 and $1.1 million and $1.3 million, respectively, in the comparable periods of 2006. As of February 24, 2007 and May 27, 2006, our inventory reserves totaled $3.3 million and $2.6 million, respectively.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded such long-lived assets as current assets held for sale. Assets held for sale included the following (in thousands):

	February 24, 2007	May 27, 2006

Land and building located near our Forest Grove, Oregon campus	$—	$841
Two parcels of land adjacent to the building held for sale	1,146	1,146
Excess equipment	177	—

	$1,323	$1,987

In accordance with SFAS No. 144, these assets are recorded at the lower of their carrying amount or fair value, less cost to sell and are no longer depreciated.

9.	DISCONTINUED OPERATIONS

On September 29, 2006, Merix Holding (Hong Kong) Limited (“Merix Hong Kong”) entered into an agreement with Citi-Power Investment Limited (“Citi-Power”) to sell Merix Hong Kong’s 90% shareholding interest in the Lomber single-sided manufacturing facility located in Huizhou City in the People’s Republic of China (“Lomber Facility”) for a nominal amount.

Also on September 29, 2006, Merix Hong Kong entered into an agreement with Excel Hero (China) Limited (“EXCEL”) to sell its 85.29% shareholding interest in its single-sided manufacturing facility located in Dongguan City in the People’s Republic of China (“Dongguan Facility”) for a nominal amount.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded the related assets and liabilities as current assets and liabilities on its balance sheet at the lower of their carrying amount or fair value, less cost to sell, upon being classified as discontinued operations. The combined net book value of the Dongguan and Lomber facilities was approximately $1.07 million upon their classification as discontinued operations and their fair value, less selling costs was determined to be approximately $120,000. Accordingly, during the quarter ended November 25, 2006, we recorded an impairment charge of approximately $1.26 million as a component of loss from discontinued operations and a reversal of a portion of this impairment charge of $158,000 was recorded in the third quarter of fiscal 2007.

The results of operations for the Dongguan and Lomber facilities have been reclassified as discontinued operations for all periods presented. Certain financial information related to discontinued operations was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006
Revenue	$1,976	$2,296	$7,443	$2,942
(Impairment) reversal of impairment related to assets of discontinued operations	158	—	(1,099)	—
Pre-tax income (loss)	314	97	(760)	140

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

11.	GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Thirty-Nine Weeks Ended
	Feb. 24, 2007	Feb. 25, 2006
Balance, beginning of period	$89,889	$25,551
Acquisitions	—	57,174
Adjustments to goodwill	(4,841)	—

Balance, end of period	$85,048	$82,725

Adjustments to goodwill are discussed in Note 10.

Definite-Lived Intangible Assets

At February 24, 2007 and May 27, 2006, our definite-lived intangible assets included customer relationships, a non-compete agreement and a manufacturing sales representative network. The gross amount of our definite-lived intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	February 24, 2007	May 27, 2006

Customer relationships	6.5-10 years	$17,168	$17,168
Accumulated amortization		(5,423)	(3,604)

		11,745	13,564

Non-compete agreement	2 years	1,200	1,200
Accumulated amortization		(1,200)	(877)

		—	323

Manufacturing sales representatives network	5.5 years	40	40
Accumulated amortization		(16)	(11)

		24	29

Total definite-lived intangible assets		$11,769	$13,916

Amortization expense was as follows (in thousands):

	Thirty-Nine Weeks Ended
	Feb. 24, 2007	Feb. 25, 2006
Customer relationships	$1,819	$1,977
Non-compete agreement	323	450
Manufacturing sales representatives network	5	5

	$2,147	$2,432

Amortization is as follows over the next five fiscal years and thereafter (in thousands):

	Customer Relationships	Manufacturing Sales Representatives Network
Remainder of fiscal 2007	$597	$24
2008	2,269	—
2009	1,975	—
2010	1,758	—
2011	1,552	—
Thereafter	3,594	—

	$11,745	$24

12.	ACCRUED WARRANTY

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

The following is a summary of accrued warranty activity (in thousands):

	Thirty-Nine Weeks Ended
	Feb. 24, 2007	Feb. 25, 2006
Balance, beginning of period	$2,297	$1,519
Warranty accrual acquired	—	2,985
Warranties issued during the period	1,849	2,897
Changes in estimates related to pre-existing warranties	610	(1,614)
Settlements made during the period	(2,320)	(2,711)

Balance, end of period	$2,436	$3,076

13.	DEBT AND FINANCING ARRANGEMENTS

General

The Company’s outstanding debt consisted of the following (in thousands):

	February 24, 2007	May 27, 2006

4% Convertible debenture	$70,000	$70,000
5% Note payable	—	1,000
Subordinated note payable	7,594	11,000
Domestic term loan	—	15,125
Domestic revolving line of credit	—	—
Capital lease obligations	698	1,607

	$78,292	$98,732

Domestic Credit Facility Amendment

During the third quarter of fiscal 2007, the Company amended its domestic credit facility agreement (the “Loan Agreement”) to increase the amount available under the revolving line of credit to $55.0 million from $38.5 million. Amounts outstanding on the term loan portion of the agreement were converted to the revolving line of credit. In addition, during the third quarter of fiscal 2007, the Company repaid all principal and interest outstanding on the Loan Agreement and, as of February 24, 2007, no amounts were outstanding. The obligations under the Loan Agreement are secured by substantially all of the U.S. assets of the Company. The borrowings bear interest at (a) either the prime rate or LIBOR, plus (b) an additional margin based on certain performance criteria. The Loan Agreement contains a number of restrictive covenants, all of which the Company was in compliance with as of February 24, 2007. Specifically, the Company’s ability to invest or loan additional funds in Merix Asia is limited, subject to certain conditions, to $25 million in the aggregate at any time.

For detail of the Company’s other debt and financing arrangements, refer to our Annual Report on Form 10-K for the fiscal year ended May 27, 2006, which was filed with the Securities and Exchange Commission on August 24, 2006.

Embedded Derivatives

The Company’s 4% Convertible Debentures (the “Notes”) contain a provision pursuant to which it may be required to issue additional shares based on a variable conversion feature in the event certain events occur. The Company concluded that the debentures are not conventional convertible debt instruments. In addition, the Company has concluded that the embedded conversion option qualifies as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Furthermore, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company determined that the embedded derivative would be properly classified in equity if it were a freestanding security due to the following:

•	it has no net cash settlement feature;

•	delivery of the shares is within the control of the Company since the settlement shares were registered contemporaneously with the registration of the Notes;

•	the Company has sufficient authorized shares to meet the settlement requirements;

•	the contract has an explicit limit on the number of shares in settlement;

•	there are no cash payments to the counterparty in the event the Company fails to make timely filings with the SEC;

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

Comprehensive income (loss) includes the change in our cumulative translation adjustment. The following table sets forth the calculation of comprehensive income (loss) for the periods indicated (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006
Net income (loss)	$2,085	$809	$7,489	$(2,082)
Change in cumulative translation adjustment	(11)	6	(2)	6

Total comprehensive income (loss)	$2,074	$815	$7,487	$(2,076)

15.	SEGMENT INFORMATION

The Company has three reportable business segments defined by geographic location in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information:” (1) Merix Oregon, (2) Merix San Jose and (3) Merix Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. The Company’s operating segments are evidence of the internal structure of our organization. Each segment operates in the same industry with production facilities that produce similar customized products for our customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team. The Company’s chief operating decision maker is our Chief Executive Officer. Segment disclosures are presented to the gross profit level as this is the primary performance measure for which the segment managers are responsible. The following tables reconcile certain financial information by segment.

Net sales by segment were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006
Merix Oregon	$53,680	$49,473	$163,805	$139,752
Merix San Jose	9,715	8,274	27,383	23,345
Merix Asia	36,893	35,087	115,736	42,550

	$100,288	$92,834	$306,924	$205,647

Gross margin by segment was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006
Merix Oregon	$11,334	$9,847	$39,286	$21,374
Merix San Jose	2,967	2,359	8,066	6,393
Merix Asia	3,058	3,885	8,188	3,230

	$17,359	$16,091	$55,540	$30,997

Total assets by segment were as follows (in thousands):

	Feb. 24, 2007	May 27, 2006
Merix Oregon	$169,089	$168,300
Merix San Jose	44,402	45,303
Merix Asia	161,179	165,327

	$374,670	$378,930

16.	SIGNIFICANT CUSTOMERS

Information regarding customers that accounted for 10% or more of our total revenue in the thirteen or thirty-nine week periods ended February 24, 2007 or February 25, 2006 was as follows:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	Feb. 24, 2007	Feb. 25, 2006		Feb. 24, 2007	Feb. 25, 2006
Percentage of consolidated revenue represented by significant customer 1	15%	26%		15%	26%
Percentage of consolidated revenue represented by significant customer 2	13%	*	(1)	11%	10%

(1)	Less than 10%.

The companies comprising the Company’s largest OEM customers vary from period to period. Net sales to these significant customers in the periods presented primarily related to the Merix Oregon operating segment.

At February 24, 2007, five entities represented approximately 44.7% of the Company’s net accounts receivable balance, individually ranging from 6.0% to 15.3%. The Company has not experienced significant losses related to its accounts receivable in the past.

17.	COMMITMENTS AND CONTINGENCIES

Litigation

As previously reported in the Company’s periodic reports filed with the Securities and Exchange Commission, four purported class action complaints were filed against the Company and certain of its executive officers and directors in the first quarter of fiscal 2005. The complaints were consolidated in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. In September 2005, the court granted the Company’s motion to dismiss without prejudice and gave plaintiffs leave to amend their complaint. In November 2005, a second amended complaint was filed alleging that the defendants violated the federal securities laws by making certain inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering of approximately $103,361,000 of the Company’s common stock. In September 2006, the Court dismissed the second amended complaint with prejudice. In October 2006, the plaintiffs filed a notice of appeal with the Ninth Circuit Court of Appeals. Plaintiffs have filed their opening brief in support of the Appeal and the Company plans to file an opposition brief in April 2007.

In the first quarter of fiscal 2005, two derivative lawsuits were field against certain of the Company’s directors and officers based on claims of breach of fiduciary duty and insider trading. Merix is named as a nominal defendant in these derivative lawsuits, which have been consolidated under the common caption In re Merix Corporation Derivative Litigation, Lead Case No. 0407-06807, in the Circuit Court for the State of Oregon, Multnomah County. The derivative action had been stayed pending action on defendant’s motion to dismiss in the federal litigation. That stay has been lifted and a motion to dismiss, which was pending at the time the stay was entered, will now be argued.

The plaintiffs seek unspecified damages from the defendants. A potential loss or range of loss that could arise from these cases is not estimable or probable at this time. The Company has recorded charges for estimated probable costs associated with defending these claims, as it is its policy to accrue legal fees when it is probable that it will have to defend itself against known claims or allegations and it can reasonably estimate the amount of anticipated expense.

The Company is from time to time made subject to various legal claims, actions and complaints in the ordinary course of its business. The Company has recorded charges for the estimated probable costs associated with defending these claims. The Company believes that its legal accruals are adequate and that the outcome of the litigation should not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Environmental Matters

The process to manufacture printed circuit boards requires adherence to environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standards applicable in each of the jurisdictions in which we operate. The Company’s Huiyang and Huizhou facilities in the People’s Republic of China currently are not compliant with all applicable environmental permits and requirements. The Company has worked cooperatively with regulators in the People’s Republic of China and has agreed upon a remediation plan. We anticipate that this plan, if executed, would not result in any unplanned fines, penalties or costs. We incurred $86,000 and $35,000 of costs to upgrade pollution controls relating to the Huizhou facility and Huiyang facility, respectively, during the thirteen week period ended February 24, 2007 and $298,000 and $342,000, respectively, during the thirty-nine week period ended February 24, 2007. We believe that our other facilities comply in all material respects with applicable environmental laws and regulations. The Company has in the past, however, received certain notices of violations and has been required to engage in certain minor corrective activities. There can be no assurance that violations will not occur in the future.

Commitments

As of February 24, 2007, we had capital commitments of approximately $6.0 million, primarily relating to the purchase of manufacturing equipment. We also had consignment agreements with certain suppliers for raw material inventory, some of which obligate us to purchase inventory on hand upon termination of the agreement. As of February 24, 2007, we had $950,000 worth of material in consignment under these agreements.

18.	RELATED PARTY TRANSACTIONS

We paid the following amounts to Huizhou Desay Holdings Co. Ltd., a minority shareholder in two Merix Asia manufacturing facilities, during the periods indicated (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006
Consulting fees	$43	$47	$129	$59
Rental fees	66	56	200	70
Management fees	9	8	23	9
Other fees	72	106	300	126

	$190	$217	$652	$264

19.	NEW ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires employers to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently analyzing the effects of adopting SFAS No. 158.

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

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently analyzing the effects of adopting SFAS No. 159.

20.	RESIGNATION OF CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

On January 9, 2007, Mark Hollinger notified The Company of his resignation as the Company’s Chairman, President and Chief Executive Officer. Upon his resignation, Mr. Hollinger received cash severance of $0.6 million and non-cash stock-based severance related to the issuance of stock awards of $0.1 million. These amounts were recorded as a component of Severance and Impairment Charges on our Consolidated Statement of Operations during the third quarter of fiscal 2007.

Following Mr. Hollinger’s resignation, the Board of Directors elected William C. McCormick as Chairman of the Board of Directors. Mr. McCormick was also appointed Interim Chief Executive Officer and President of the Company until a permanent Chief Executive Officer is appointed. Mr. McCormick, 73, has been a director of the Company since 1997 and Lead Director since 2005.

21.	SUBSEQUENT EVENTS

Sale of Discontinued Operations

On April 1, 2007, the Company sold its shareholding interests in Merix Holding (Hong Kong) Limited (“Merix Hong Kong”), the parent company of its two single-sided facilities as discussed in Note 9, “Discontinued Operations,” to East Ridge Group Limited (China).

Appointment of President and Chief Executive Officer

On April 4, 2007, The Company announced that Michael D. Burger, 48, has been appointed President and Chief Executive Officer. Mr. Burger also will serve as a member of the Board of Directors. Prior to joining the Company, Mr. Burger was the President of the Components Business Unit of Flextronics Corporation and, earlier, as the President and a member of the Board of directors of ZiLOG Corporation and Vice President and Managing Director of National Semiconductor’s Asia Pacific Division.

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

Business

We are a leading global manufacturer of technologically advanced printed circuit boards for use in electronic equipment. Our principal products are complex multi-layer rigid printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. We sell our products to original equipment manufacturer (“OEM”) customers, and their electronic manufacturing service (“EMS”) providers, that use them primarily in commercial equipment in the Communications and Networking, Computing and Peripherals, Industrial and Medical, Defense and Aerospace and Automotive markets. Our markets are generally characterized by rapid technological change, high levels of complexity and short product life-cycles, as new and technologically superior electronic equipment is continually being developed. We have focused our efforts on shortened lead time delivery, technology and volume production. We believe we are well positioned to serve our customer base as a result of our quick-turn service capabilities, our technology leadership, high-technology production capacity and our lower-cost, volume production capabilities in Asia.

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

Markets and Customers

We have a broad customer base and our customers include leading OEMs in the electronics and automotive industries. Information regarding customers that accounted for 10% or more of our total revenue in the thirteen or thirty-nine week periods ended February 24, 2007 or February 25, 2006 was as follows:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	Feb. 24, 2007	Feb. 25, 2006		Feb. 24, 2007	Feb. 25, 2006
Percentage of consolidated revenue represented by significant customer 1	15%	26%		15%	26%
Percentage of consolidated revenue represented by significant customer 2	13%	*	(1)	11%	10%

(1)	Less than 10%.

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

The following are our significant end customers, in alphabetical order, by operating segment for the thirty-nine week period ended February 24, 2007:

Merix Oregon – Brocade Corporation, Cisco Systems Inc., Cray Inc., Harris RF Communication and Motorola. During the thirteen and thirty-nine week periods ended February 24, 2007, Merix Oregon’s net sales to Cisco Systems represented 28% and 28%, respectively, of Merix Oregon’s net sales and sales to Motorola represented 21% and 18%, respectively.

Merix Asia – BOSCH, IBM Corporation, Lear Corporation, TRW Automotive, Inc. and Visteon Corporation. During the thirteen and thirty-nine week periods ended February 24, 2007, Merix Asia’s net sales to TRW Automotive represented 18% and 16%, respectively, of Merix Asia’s net sales.

Merix San Jose – Aeroflex Corporation, Benchmark Electronics, JABIL, Paramit Corporation and PLEXUS. During the thirteen and thirty-nine week periods ended February 24, 2007, none of Merix SanJose’s customers represented 10% or more of Merix San Jose’s net sales.

Approximately 52% and 55%, respectively, of our OEM sales in the thirty-nine week periods ended February 24, 2007 and February 25, 2006 were made through electronic manufacturing service (“EMS”) providers. Although our contractual relationship is with the electronic manufacturing service provider, most of our shipments to electronic manufacturing service providers are directed by OEMs that negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several electronic manufacturing service providers and are awarded incremental discretionary orders directly from some of them. We expect these discretionary orders to increase in the future as we strengthen our direct relationships with these electronic manufacturing service providers.

Backlog

Backlog comprises purchase orders received and, in some instances, forecast requirements released for production under customer contracts and totaled $64.9 million and $72.0 million at February 24, 2007 and May 27, 2006, respectively.

We intentionally lowered our average lead times by approximately one week during the third quarter of fiscal 2007 as compared to the end of the second quarter of fiscal 2007, which contributed to the lower backlog at February 24, 2007 compared to May 27, 2006. A substantial portion of our backlog is typically scheduled for delivery within 90 days and customers may cancel or postpone all scheduled orders, in most cases without penalty. Therefore, backlog may not be a meaningful indicator of future financial results.

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

Inventories

On May 28, 2006, we adopted SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are required to estimate the amount of idle capacity and allocate and expense amounts in the current period. Our estimates of idle capacity were not significant for the thirteen and thirty-nine week periods ended February 24, 2007 and, accordingly, we did not incur any charges related to idle facilities. If our estimates change in the future, we may incur such charges in future periods.

Stock-Based Compensation

On May 28, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards granted to our employees and directors based on the estimated fair value of the award on the grant date. We elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption over the remainder of the requisite service period. Our deferred stock-based compensation balance of $1.1 million as of May 27, 2006, which was accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” was reclassified to common stock upon the adoption of SFAS No. 123R. As of February 24, 2007, unrecognized stock-based compensation related to outstanding, but unvested stock options and restricted stock awards was $2.5 million and $1.0 million, respectively, which will be recognized over the weighted-average remaining vesting periods of 1.8 years and 2.9 years, respectively.

Prior to May 28, 2006, we accounted for stock-based compensation using the intrinsic value method as prescribed by APB Opinion No. 25 and related interpretations. Upon the adoption of SFAS No. 123R, we maintained our method of valuation for stock option awards using the Black-Scholes Option Pricing Model which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with SFAS No. 123.

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

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) February 24, 2007		Thirteen Weeks Ended(1) February 25, 2006
Net sales	$100,288	100.0%	$92,834	100.0%
Cost of sales	82,929	82.7	76,743	82.7

Gross margin	17,359	17.3	16,091	17.3
Engineering	1,664	1.7	1,756	1.9
Selling, general and administrative	10,617	10.6	10,541	11.4
Amortization of identifiable intangible assets	624	0.6	854	0.9
Severance and impairment charges	1,023	1.0	—	—

Operating income (loss)	3,431	3.4	2,940	3.2
Other expense, net	(1,073)	(1.1)	(1,819)	(2.0)

Income (loss) from continuing operations before income taxes and minority interests	2,358	2.4	1,121	1.2
Income tax expense	367	0.4	391	0.4

Income (loss) from continuing operations before minority interests	$1,991	2.0%	$730	0.8%

	Thirty-Nine Weeks Ended(1) February 24, 2007		Thirty-Nine Weeks Ended(1) February 25, 2006
Net sales	$306,924	100.0%	$205,647	100.0%
Cost of sales	251,384	81.9	174,650	84.9

Gross margin	55,540	18.1	30,997	15.1
Engineering	4,820	1.6	4,647	2.3
Selling, general and administrative	33,575	10.9	22,062	10.7
Amortization of identifiable intangible assets	2,147	0.7	2,431	1.2
Severance and impairment charges	1,023	0.3	1,135	0.6

Operating income (loss)	13,975	4.6	722	0.4
Other expense, net	(4,061)	(1.3)	(2,464)	(1.2)

Income (loss) from continuing operations before income taxes and minority interests	9,914	3.2	(1,742)	(0.8)
Income tax expense	1,315	0.4	442	0.2

Income (loss) from continuing operations before minority interests	$8,599	2.8%	$(2,184)	(1.1)%

(1)	Percentages may not add due to rounding.

Net sales increased $7.5 million, or 8.0%, to $100.3 million, in the thirteen weeks ended February 24, 2007 (the third quarter of fiscal 2007) compared to $92.8 million in the thirteen weeks ended February 25, 2006 (the third quarter of fiscal 2006). Net sales increased $101.3 million, or 49.2%, to $306.9 million in the thirty-nine week period ended February 24, 2007 compared to $205.6 million in the thirty-nine week period ended February 25, 2006.

We acquired Merix Asia on September 29, 2005 and, since there is a one-month lag in accounting for this segment (see Note 3 of Notes to Consolidated Financial Statements), the thirty-nine week period ended February 25, 2006 only includes sixteen weeks of operations, which is the primary reason for the variations in revenue, cost of sales and gross margin for that period. Our thirteen and thirty-nine week periods ended February 24, 2007 revenues reflected improvements in unit sales and pricing at certain segments as detailed below, as well as increases in quick-turn and premium revenues. Quick-turn and premium revenues include revenues from products that sell at a premium over our standard base price as a result of rapid prototype manufacturing or compressed lead-time for higher volume orders. These factors are discussed in more detail below.

Segment Information

Net sales by segment were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006
Merix Oregon	$53,680	$49,473	$163,805	$139,752
Merix San Jose	9,715	8,274	27,383	23,345
Merix Asia	36,893	35,087	115,736	42,550

	$100,288	$92,834	$306,924	$205,647

Gross margin by segment was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006
Merix Oregon	$11,334	$9,847	$39,286	$21,374
Merix San Jose	2,967	2,359	8,066	6,393
Merix Asia	3,058	3,885	8,188	3,230

	$17,359	$16,091	$55,540	$30,997

Total assets by segment were as follows (in thousands):

	Feb. 24, 2007	May 27, 2006
Merix Oregon	$169,089	$168,300
Merix San Jose	44,402	45,303
Merix Asia	161,179	165,327

	$374,670	$378,930

Per Unit Information

We define “unit” as the number of panel layers, which is the number of panels multiplied by the number of average layer counts. Percentage increases (decreases) in unit volume and pricing were as follows:

	Thirteen Weeks Ended February 24, 2007 Compared to Thirteen Weeks Ended February 25, 2006	Thirty-Nine Weeks Ended February 24, 2007 Compared to Thirty-Nine Weeks Ended February 25, 2006
Merix Oregon:
Unit volume	1%	5%
Average unit pricing	7%	12%

Merix San Jose:
Unit volume	(1)%	(9)%
Average unit pricing	19%	29%

Merix Asia:
Unit volume	(7)%	152%
Average unit pricing	21%	8%

Overall:
Unit volume	(5)%	80%
Average unit pricing	16%	(17)%

The increase in the overall average unit pricing in the thirteen weeks ended February 24, 2007 compared to the same period of the prior fiscal year was due to increased sales of higher-priced, quick-turn products and a shift in our product mix to more technologically advanced boards. Also, during the first quarter of fiscal 2007, the Company experienced an unprecedented rise in the cost of copper laminate, which resulted in the Company raising prices on a significant portion of its products.

The decline in the overall average unit pricing in the thirty-nine week period ended February 24, 2007 compared to the same period of the prior fiscal year was due to the addition of Merix Asia sales for the full thirty-nine week period of fiscal 2007 as compared to only sixteen weeks in the comparable fiscal 2006 period, as the unit prices of the Merix Asia products are lower than those of Merix Oregon and Merix San Jose.

Merix Oregon and Merix San Jose

The increase in unit volume at Merix Oregon in the thirty-nine week period ended February 24, 2007 compared to the same period of the prior fiscal year resulted primarily from increased demand across all of our major end-user market segments. Unit volume in San Jose declined and increased in Oregon due to the strategic decision to focus San Jose on quick turn and certain premium services business. The increases in the average unit pricing resulted primarily from a shift in our product mix to a higher percentage of the technologically advanced, higher-priced boards. In general, average pricing is higher for boards that utilize high-speed laminate materials, thermal management solutions and smaller and more compact holes.

Merix Asia

The improvement in unit volume in the thirty-nine week period is primarily due to the fact that we only had sixteen weeks of activity reported in the thirty-nine week period ended February 25, 2006 and we had a full thirty-nine weeks in the corresponding 2007 period. See also the discussion regarding discontinued operations below. Merix Asia has contributed to our overall increase in sales as we are now able to offer higher-volume, lower cost production capabilities to historic North American Merix customers. The orders existing at the time of purchasing Merix Asia were heavily weighted to the automotive industry, which is generally a lower technology and lower margin business. We have begun shifting the Merix Asia order mix to higher technology, higher gross margin customers, which contributed to the increases in average unit pricing in Asia in both the thirteen and thirty-nine week periods of fiscal 2007 compared to the same periods of fiscal 2006. In addition, in the thirteen week period of fiscal 2007, we were able to increase our pricing to help absorb a portion of the increased copper laminate costs, which occurred in the first two quarters of fiscal 2007. The decrease in unit volume in the thirteen week period ended February 24, 2007 compared to the thirteen week period ended February 25, 2006 was primarily due to management’s decision to disengage from unprofitable products, primarily related to higher laminate costs, or products that it believed would not reach acceptable profitability in a reasonable period of time.

Net Sales by End Market

The following table shows, for the periods indicated, the amount of net sales to each of our principal end-user markets and their percentage of our consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended
	February 24, 2007		February 25, 2006
Communications & Networking	$45,752	46%	$41,347	44%
Computing & Peripherals	14,326	14%	10,738	12%
Industrial & Medical	8,550	9%	8,102	9%
Defense and Aerospace	5,014	5%	2,737	3%
Automotive	16,490	16%	20,671	22%
Other	10,156	10%	9,239	10%

	$100,288	100%	$92,834	100%

	Thirty-Nine Weeks Ended
	February 24, 2007		February 25, 2006
Communications & Networking	$135,675	44%	$116,875	57%
Computing & Peripherals	44,467	15%	20,457	10%
Industrial & Medical	25,224	8%	18,415	9%
Defense and Aerospace	14,979	5%	6,631	3%
Automotive	54,662	18%	24,920	12%
Other	31,917	10%	18,349	9%

	$306,924	100%	$205,647	100%

The increases in the markets were primarily due to the increases in unit volume and pricing as indicated above.

The growth in the Automotive, Computing & Peripherals and Other markets in the thirty-nine week period ended February 24, 2007 compared to the same period of the prior fiscal year resulted from the addition of Merix Asia on September 29, 2005. We have also targeted the higher-technology Aerospace and Defense markets as a platform for Merix North America growth, which has caused sales on this category to increase.

The decrease in the Automotive market in the thirteen week period ended February 24, 2007 compared to the same period of the prior fiscal year is due to our de-emphasis and disengagement from certain customers and part numbers in that market as we shift our product mix to higher-margin products.

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

Cost of sales increased $6.2 million, or 8.1%, to $82.9 million in the thirteen week period ended February 24, 2007 compared to $76.7 million in the thirteen week period ended February 25, 2006 and increased $76.7 million, or 43.9%, to $251.4 million in the thirty-nine week period ended February 24, 2007 compared to $174.7 million in the thirty-nine week period ended February 25, 2006. The increases were primarily due to the increases in revenue as discussed above, as well as to increases in copper laminate costs that occurred primarily in the first half of fiscal 2007 and a shift in mix to higher-technology products that require higher-cost materials and labor to produce.

Our gross margin as a percentage of net sales by segment was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006
Merix Oregon	21.1%	19.9%	24.0%	15.3%
Merix San Jose	30.5%	28.5%	29.5%	27.4%
Merix Asia	8.3%	11.1%	7.1%	7.6%
Overall	17.3%	17.3%	18.1%	15.1%

Merix Oregon and Merix San Jose

The increases in gross margin as a percentage of net sales for Merix Oregon and Merix San Jose primarily related to improved market demand and increasing unit prices, as well as a shift in mix to sales of more profitable products as discussed above. These increases were partially offset by increases in raw material prices, primarily copper laminate. The effect on Merix Oregon and Merix San Jose due to the increases in copper laminate prices was not as significant as it was for Merix Asia as the copper laminate is a smaller percentage of the overall product cost at Merix Oregon and Merix San Jose than at Merix Asia. In addition, these segments have been more successful in the passing along of the increases in copper costs through higher unit pricing.

Merix Asia

The decreases in gross margin as a percentage of net sales for Merix Asia for the thirteen and thirty-nine week periods ended February 24, 2007 compared to the same periods in the prior fiscal year were primarily related to higher raw material costs, principally copper laminate, which was affected by a sharp rise in copper prices. Merix Asia also incurred increased outsourcing costs in the current fiscal year in order to meet demand from its growing revenue base. Merix Asia’s gross margin as a percentage of net sales is lower than Merix Oregon and Merix San Jose partially due to the fact that it does not manufacture any higher-priced, quick-turn services or any significant volumes of technologically advanced products, which generate higher margins. Currently, Merix Asia only produces full lead time products. To the extent we are successful in transitioning away from Merix Asia’s current lower-technology products, which are heavily weighted to the automotive industry as discussed above, to the relatively higher technology products, we anticipate that gross margins as a percentage of net sales will improve.

Engineering Costs

Engineering costs include indirect labor, materials and overhead to support customer design and manufacturing of products and for research and development of new products and or enhancements to existing products.

Engineering costs decreased $92,000, or 5.2%, to $1.7 million in the thirteen week period ended February 24, 2007 compared to $1.8 million in the thirteen weeks ended February 25, 2006 and increased $173,000, or 3.7%, to $4.8 million in the thirty-nine week period ended February 24, 2007 compared to $4.2 million in the thirty-nine week period ended February 25, 2006. The decrease in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was due primarily to the timing of test material purchases. The increase in the thirty-nine week period ended February 24, 2007 compared to the same period of the prior fiscal year was primarily due to the inclusion of a full period of engineering costs for Asia in the current fiscal year, while the prior fiscal year only included costs from a partial period due to the acquisition date of the Asian operations.

Selling, General and Administrative Costs

Selling, general and administrative (“SG&A”) costs include indirect labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

SG&A costs were relatively flat at $10.6 million in the thirteen week period ended February 24, 2007 compared to $10.5 million in the thirteen week period ended February 25, 2006 and increased $11.5 million, or 52.2%, to $33.6 million in the thirty-nine week period ended February 24, 2007 compared to $22.1 million in the thirty-nine week period ended February 25, 2006. The third quarter of fiscal 2007 was affected by increased salaries and related costs due to an increase in corporate headcount to support global operations as compared to the third quarter of fiscal 2006 and increased stock-based compensation due to the adoption of SFAS No. 123R in the first quarter of fiscal 2007, as well as increased audit and other professional fees. These increases were offset by decreases in bad debt expense in Asia and sales representative commissions in North America. The increase in the thirty-nine week period ended February 24, 2007 compared to the same period of the prior fiscal year was primarily due to the addition of Merix Asia, the increased corporate headcount and the adoption of SFAS No. 123R as mentioned above. In addition, the thirty-nine week period of fiscal 2007 included increased audit and Sarbanes Oxley (SOX) compliance fees due to the initial implementation of SOX in Merix Asia and increased legal fees related to securities litigation as compared to the same period of fiscal 2006.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets was $0.6 million and $2.1 million, respectively, in the thirteen and thirty-nine week periods ended February 24, 2007 compared to $0.9 million and $2.4 million, respectively, in the comparable periods of the prior fiscal year. Our identifiable intangible assets balance at February 24, 2007 was $11.8 million and current amortization is approximately $0.6 million per quarter.

Severance and Impairment Charges

Severance and impairment charges of $1.0 million in the third quarter of fiscal 2007 primarily related to the termination of our former Chief Executive Officer and included the following:

•	a lump-sum cash payment of $0.6 million and non-cash stock-based compensation of $0.1 million related to the issuance of stock-based awards upon the termination of our former Chief Executive Officer;

•	the accrual of $75,000 for anticipated fees related to recruiting a new Chief Executive Officer; and

•	$0.2 million of cash severance related to the termination of another employee.

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

The decreases in interest income in the thirteen and thirty-nine week periods ended February 24, 2007 compared to the same periods of the prior fiscal year were due primarily to lower average cash and investment balances due to cash used for the acquisition of Merix Asia in September 2005, as well as cash used for the repayment of $16.1 million of principal on our outstanding debt in the thirty-nine week period ended February 24, 2007.

Interest expense decreased in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 due to the repayment of $16.1 million of debt in the first three quarters of fiscal 2007, as well as the reduction to our $11.0 million subordinated promissory note as discussed below. In addition, our average borrowing rate decreased in the fiscal 2007 periods compared to the fiscal 2006 periods due to the repayment of our term loan.

Interest expense increased in the thirty-nine week period ended February 24, 2007 compared to the same period of the prior fiscal year due to an increase in outstanding debt for a majority of the period, which was related to additional debt incurred or refinanced to purchase the Merix Asia assets. Interest expense in the thirty-nine week period ended February 24, 2007 included the reversal of $257,000 of previously accrued interest related to the principal amount of our $11.0 million subordinated promissory note payable being reduced to $7.6 million upon the reduction in the purchase price of Merix Asia, which occurred in the second quarter of fiscal 2007. In addition, future interest expense related to the note will be approximately $135,000 per quarter compared to approximately $195,000 per quarter prior to the reduction in principal.

Income Tax Expense

Our effective income tax rate was 13.3% and 25.4%, respectively, in the thirty-nine week periods ended February 24, 2007 and February 25, 2006, respectively.

The provision for income taxes for the first thirty-nine weeks of fiscal 2007 of 13.3% differs from tax computed at the federal statutory rate primarily due to (i) U.S. taxable income for which the valuation allowance has been released due to the utilization of net operating loss carryforwards; and (ii) lower tax rates on foreign earnings, partially offset by (iii) tax losses incurred by some foreign entities for which no benefit has been realized due to increasing the valuation allowance against the related deferred tax asset.

Our provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates. On a quarterly basis, we evaluate our provision for income taxes based on our projected consolidated results of operations for the full year and we record an adjustment during the current quarter accordingly.

Taxation authorities in China passed a unified enterprise income tax law in March 2007. The new law takes effect on January 1, 2008. Management is currently evaluating the impact this law will have on our operations in China and the related deferred tax assets and liabilities. Certain transition provisions and other provisions of the law remain to be clarified and, as a result, management is still completing its estimate of the impact of this tax law change. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the impact, if any, of the tax law change will be reflected as a discrete event in our tax provision in the quarter that includes the date of enactment.

Discontinued Operations

On September 29, 2006, Merix Holding (Hong Kong) Limited (“Merix Hong Kong”) entered into an agreement with Citi-Power Investment Limited (“Citi-Power”) to sell Merix Hong Kong’s 90% shareholding interest in the Lomber single-sided manufacturing facility located in Huizhou City in the People’s Republic of China (“Lomber Facility”) for a nominal amount.

Also on September 29, 2006, Merix Hong Kong entered into an agreement with Excel Hero (China) Limited (“EXCEL”) to sell its 85.29% shareholding interest in its single-sided manufacturing facility located in Dongguan City in the People’s Republic of China (“Dongguan Facility”) for a nominal amount.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded the related assets and liabilities as current assets and liabilities on our balance sheet at the lower of their carrying amount or fair value, less cost to sell, upon being classified as discontinued operations. The combined net book value of the Dongguan and Lomber facilities was approximately $1.07 million upon their classification as discontinued operations and their fair value, less selling costs was determined to be approximately $120,000. Accordingly, during the quarter ended November 25, 2006, we recorded an impairment charge of approximately $1.26 million as a component of loss from discontinued operations and a reversal of a portion of this impairment charge of $158,000 was recorded in the third quarter of fiscal 2007.

The results of operations for the Dongguan and Lomber facilities have been reclassified as discontinued operations for all periods presented. Certain financial information related to discontinued operations was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006
Revenue	$1,976	$2,296	$7,443	$2,942
(Impairment) reversal of impairment related to assets of discontinued operations	158	—	(1,099)	—
Pre-tax income (loss)	314	97	(760)	140

Assets of discontinued operations included accounts receivable, inventory, property, plant and equipment and land rights. Liabilities of discontinued operations included accounts payable and accrued expenses.

On April 1, 2007, we transferred our interests in the two single-sided facilities on terms substantially similar to those described above.

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of February 24, 2007 consisted of $24.5 million of cash and cash equivalents and $55.0 million available under our revolving credit agreement. We expect our capital resources to be sufficient to fund our operations and known capital requirements for at least one year from February 24, 2007.

We have a Loan and Security Agreement with a bank group (the “Loan Agreement”) under which the lenders currently provide a revolving line of credit of up to $55.0 million based on a borrowing base consisting primarily of our accounts receivable. The obligations under the Loan Agreement are secured by substantially all of our U.S. assets. The borrowings bear interest at (a) either the prime rate or LIBOR, plus (b) an additional margin based on certain performance criteria. The Loan Agreement contains a number of restrictive covenants, all of which we were in compliance with as of February 24, 2007. Specifically, our ability to invest or loan additional funds to Merix Asia is limited, subject to certain conditions, to $25 million in the aggregate at any time. As of February 24, 2007, no amounts were outstanding under the Loan Agreement. At February 24, 2007, $55.0 million was available for future borrowings on the revolving line of credit.

In the first three quarters of fiscal 2007, cash and cash equivalents and short-term investments decreased $6.3 million to $24.5 million as of February 24, 2007 from $30.8 million as of May 27, 2006 primarily as a result of the use of $14.9 million for the purchase of property, plant and equipment, $16.1 million used for the repayment of debt and a $3.6 million increase in due from affiliate, partially offset by $23.0 million of cash generated by operations, $5.3 million received from the exercise of stock options and net maturities of investments of $18.5 million.

Accounts receivable, net of allowances for bad debts, increased $6.9 million to $82.2 million as of February 24, 2007 from $75.3 million as of May 27, 2006, primarily due to an increase in our days sales outstanding.

Our days sales outstanding, calculated on a quarterly basis, was 75 days at February 24, 2007 compared to 69 days at May 27, 2006.

Inventories, net of obsolescence and other reserves, increased $2.9 million to $26.3 million as of February 24, 2007 compared to $23.4 million as of May 27, 2006. The increase primarily was due to increased consignment inventory offered to our growing customer base as well as increased raw material costs, principally relating to copper laminates, which have risen due to changes in commodity copper prices. Our annualized inventory turnover rate, calculated on a quarterly basis, was 12.4 times for the quarter ended February 24, 2007 and 13.1 times for the quarter ended February 25, 2006.

Other current assets increased $3.5 million to $8.9 million as of February 24, 2007 from $5.4 million as of May 27, 2006, primarily due to a $2.5 million in intercompany receivable balance at February 24, 2007 compared to a net intercompany payable balance at May 27, 2006, which was included as a component of Other Accrued Liabilities.

Accrued compensation decreased $4.6 million to $7.4 million as of February 24, 2007 compared to $12.0 million as of May 27, 2006. The decrease primarily was due to a decrease in the accrual for employee bonuses. The bonus that was accrued at May 27, 2006 related to fiscal 2006 was greater than what was accrued at February 24, 2007 related to fiscal 2007 due to the fact that the fiscal 2006 performance relative to bonus targets was greater than the performance relative to targets to date in fiscal 2007.

Expenditures for property, plant and equipment of $14.9 million in the first three quarters of fiscal 2007 primarily consisted of expenditures for upgrading equipment and facilities in Merix Asia to improve the efficiency of the facilities and to comply with regulations, the upgrading of equipment in North America to improve efficiency of the manufacturing facilities and process higher technology products, as well investing in a new global enterprise resource planning (“ERP”) system. We estimate our total capital expenditures in fiscal 2007 to be approximately $20 to $23 million.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

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

Additionally, this control deficiency could result in a misstatement of the above mentioned accounts and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness. Over the past 18 months, we have strengthened our personnel within our Finance and Accounting organization. Further, we implemented new controls and procedures to substantially mitigate the risks that were highlighted in the material weakness. Management has not completed all of the testing of controls in these areas for fiscal 2007.

2. We did not maintain effective controls over the completeness, accuracy and disclosure of segment information. Specifically, controls over segment reporting were not effective to ensure that disclosures were determined in accordance with U.S. generally accepted accounting principles. This control deficiency resulted in an audit adjustment to the required disclosure included in the notes to our fiscal 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of segment information that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness. At this time, management believes it is compliant with segment reporting requirements, as defined in SFAS No. 131.

We are currently in the process of documenting and remediating our financial reporting and information technology general controls in Merix Asia.

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

As previously reported in our periodic reports filed with the Securities and Exchange Commission, four purported class action complaints were filed against us and certain of our executive officers and directors in the first quarter of fiscal 2005. The complaints were consolidated in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. In September 2005, the court granted our motion to dismiss without prejudice and gave plaintiffs leave to amend their complaint. In November 2005, a second amended complaint was filed alleging that the defendants violated the federal securities laws by making certain inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering of approximately $103,361,000 of our common stock. In September 2006, the Court dismissed the second amended complaint with prejudice. In October 2006, the plaintiffs filed a notice of appeal with the Ninth Circuit Court of Appeals. Plaintiffs have filed their opening brief in support of the Appeal and we plan to file an opposition brief in April 2007.

In the first quarter of fiscal 2005, two derivative lawsuits were filed against certain of our directors and officers based on claims of breach of fiduciary duty and insider trading. Merix is named as a nominal defendant in these derivative lawsuits, which have been consolidated under the common caption In re Merix Corporation Derivative Litigation, Lead Case No. 0407-06807, in the Circuit Court for the State of Oregon, Multnomah County. The derivative action had been stayed pending action on defendant's motion to dismiss in the federal litigation. That stay has been lifted and a motion to dismiss, which was pending at the time the stay was entered, will now be argued.

The plaintiffs seek unspecified damages from the defendants. A potential loss or range of loss that could arise from these cases is not estimable or probable at this time. We have recorded charges for estimated probable costs associated with defending these claims, as it is our policy to accrue legal fees when it is probable that we will have to defend the company against known claims or allegations and we can reasonably estimate the amount of anticipated expense.

We are from time to time made subject to various legal claims, actions and complaints in the ordinary course of our business. We have recorded charges for the estimated probable costs associated with defending these claims. We believe that our legal accruals are adequate and that the outcome of the litigation should not have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

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

The market for printed circuit boards is intensely competitive, highly fragmented and rapidly changing. We expect competition to persist, which could result in continued reductions in pricing and gross margins and loss of market share. We believe our major competitors are United States, Asian and other international independent manufacturers of multi-layer printed circuit boards, backplanes and other electronic assemblies, and companies that offer quick-turn services. Those competitors include Daeduck Electronics Co., DDi Corp., Kingboard Chemical Holdings Ltd., LG Electronics, Multek Corporation (a division of Flextronics International Ltd.), Sanmina-SCI Corporation, Topsearch International, TTM Technologies, Inc., WUS Printed Circuits Company Ltd., Meadville Corp. and ViaSystems, Inc.

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

If competitive production capabilities increase in Asia, where production costs are lower, we may lose market share in both North America and Asia and our gross margins may be materially adversely affected by increased pricing pressure.

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

A significant portion of Merix Asia’s products are sold to customers in the automotive industry. As a result, Merix Asia’s results of operations may be materially and adversely impacted by market conditions in the automotive industry. Automotive production and sales are cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Any significant economic decline that results in a reduction in automotive production and sales by Merix Asia’s customers could have a material adverse effect on Merix’ business, results of operations and financial condition.

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

We acquired Merix Asia in September 2005 and believe that significant additional capital investment will continue to be required to fully realize the value of the assets we acquired. Any future capacity expansion with respect to our facilities will expose us to significant start-up risks including:

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

The market for our products is characterized by rapidly changing technology and continual implementation of new production processes. The success of our business depends in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. In addition, the printed circuit board industry could encounter competition from new or revised manufacturing and production technologies that render existing manufacturing and production technology less competitive or obsolete. We may not be able to respond effectively to the technological requirements of the changing market. If we need new technologies and equipment to remain competitive, the development, acquisition and implementation of those technologies and equipment may require us to make significant capital investments. We may not be able to raise the necessary additional funds at all or as rapidly as necessary to respond to technological changes as quickly as our competitors.

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

We have a bank credit covenant that limits the incremental investment in Merix Asia

Merix has a bank credit agreement covenant that limits the incremental investment into Merix Asia to $25 million. As of March 30, 2007, we had advanced Merix Asia approximately $9 million against the incremental investment limit. If our Asian operations at any time require an amount of cash greater than our available capital resources, or than is permitted to be advanced under applicable credit agreements, or otherwise, there is risk that we will not be able to fund all the growth plans in Asia.

We have minority investors in our China manufacturing facilities.

Currently, we have two printed circuit board manufacturing plants in the People’s Republic of China that are each owned by a separate Chinese company. While we are the majority interest holder in all of these companies, there are minority interest holders in each of them. The aggregate minority interest in these companies ranges from 5% to 15%. These minority holders are local investors with close ties to local economic development and other government agencies. In some cases, the investors lease to the Chinese operating companies the land on which the plants are located. In connection with the negotiation of their investments, the local investors secured certain rights to be consulted and consent to certain operating and investment matters concerning the plants and to board representation. Failure to maintain good relations with these investors could materially adversely affect our ability to manage the operations of one or more of the plants and our ability to realize the anticipated benefits of the Asian acquisition.

We do not currently have options to renew our leased manufacturing facility in the People’s Republic of China.

We have one printed multi-layer circuit board manufacturing plant in the People’s Republic of China that is leased from a Chinese company under an operating lease that does not contain a lease renewal option. While we lease this facility from a company that has a minority interest in our majority-owned subsidiary in the People’s Republic of China, this minority interest holder may not renew our lease. Failure to maintain good relations with this investor could materially adversely affect our ability to negotiate the renewal of our operating lease or to continue to operate the plant. Further, failure to successfully renew such lease could materially adversely affect our ability to realize the anticipated benefits of the Asian acquisition.

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

We are required to complete an evaluation and review of Merix Asia’s internal control over financial reporting for the year ending May 26, 2007. We are in the process of upgrading the accounting systems, processes and internal controls and strengthening our internal staffing and technical expertise in financial and SEC accounting and reporting at our Asia operations. Currently management intends to include Merix Asia in its 2007 assessment of internal control over financial reporting. However, if we are not able to attract and retain qualified accounting personnel or successfully upgrade our accounting systems, processes and internal controls, our management may have to exclude Merix Asia in its 2007 assessment of internal control over financial reporting, which may subject us to adverse regulatory consequences and could result in a negative reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. If we fail to develop and maintain effective controls and procedures at Merix Asia, we may be unable to provide required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to timely provide required financial information could materially and adversely impact our financial condition and the market value of our securities.

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

Historically, we have derived a significant portion of our consolidated net sales from a limited number of customers. Our five largest OEM customers, which vary from period to period, comprised 38% and 39% of our consolidated net sales during the thirty-nine week period ended February 24, 2007 and the fiscal year ended May 27, 2006, respectively. Net sales to two customers individually represented 15% and 11% of consolidated net sales during the thirty-nine week period ended February 24, 2007. Net sales to one customer represented 15% of consolidated net sales during the fiscal year ended May 27, 2006. We expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce our consolidated net sales and have a material adverse effect on our results of operations and financial condition.

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

In total, five entities represented approximately 44.7% of the consolidated net trade accounts receivable balance at February 24, 2007, individually ranging from 6.0% to 15.3%. Our OEM customers direct our sales to a relatively limited number of electronic manufacturing service providers. Our contractual relationship is typically with the electronic manufacturing service providers, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to electronic manufacturing service providers, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our financial condition results of operations would be adversely affected.

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

Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. However, the government of the People’s Republic of China (“PRC”) may not continue to pursue such policies. Despite progress in developing its legal system, the PRC does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. For example, the PRC recently passed a unified enterprise income tax law, which changes the income tax on foreign-owned facilities. In addition, some government policies and rules are not timely published or communicated in the local districts, if they are published at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. These uncertainties could limit the legal protections available to us. Any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

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

A substantial portion of our current manufacturing operations is located in the PRC and Hong Kong. The geographical distances between these facilities and our U.S. headquarters create a number of logistical and communications challenges. We are also subject to a highly competitive market for labor in the PRC and Hong Kong, which may require us to increase employee wages and benefits to attract and retain employees and spend significant resources to train new employees due to high employee turnover, either of which could cause our labor costs to exceed our expectations. In addition, because of the location of these facilities, we could be affected by economic and political instability in the PRC or Hong Kong, including:

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

Moreover, inadequate development or maintenance of infrastructure in the PRC, including inadequate power and water supplies, transportation or raw materials availability, communications infrastructure or the deterioration in the general political, economic or social environment, could make it difficult and more expensive, and possibly prohibitive, to continue to operate our manufacturing facilities in the PRC.

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

Due to the acquisitions of Merix Asia and Merix San Jose, we are currently using multiple ERP and other information systems. In the fourth quarter of the fiscal 2006, as part of a multi-phase process, we decided to implement ERP system for our world-wide operations. As of the end of the fiscal year 2006, we selected an ERP vendor and we began the initial design and implementation during the first three quarters of fiscal 2007. We expect the new ERP system will become integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. Our work to plan, develop and implement this new ERP system will continue into fiscal 2008 as an active project. These systems are new to us and we have not had extensive experience with them. The new ERP system could eventually become more costly, difficult and time-consuming to purchase and implement than we currently anticipate. Implementation of the new ERP system may require us to change certain internal business practices. We may encounter unexpected difficulties, delays, costs or other challenges, any of which may disrupt our business. Corrections and improvements may be required as we continue the implementation of our new system, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. Any delay in the implementation of, or disruption in the transition to our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records and to report financial and management information on a timely and accurate basis. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and impact our ability to manage our business and our results of operations.

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

Our long-term Chief Executive Officer left the Company in early January 2007. William C. McCormick, who had been our lead director, is currently serving as Interim Chief Executive Officer. We have recruited a new Chief Executive Officer who is expected to join us May 1, 2007. He may not be able to successfully integrate with the rest of our management team. Until he and the rest of our management team have demonstrated their ability to work together effectively, there may be an adverse effect on our relations with our customers, suppliers and employees.

Successful execution of our day-to-day business operations, including our manufacturing process, depends on the collective experience of our employees and we have experienced periods of high employee turnover. If high employee turnover persists, our business may suffer and we may not be able to compete effectively.

We rely on the collective experience of our employees, particularly in the manufacturing process, to ensure we continuously evaluate and adopt new technologies and remain competitive. Although we are not generally dependent on any one employee or a small number of employees involved in our manufacturing process, we have experienced periods of high employee turnover generally and continue to experience significantly high employee turnover at our Asian facilities. Although, recent experience indicates a lessening of this trend, if we are not able to replace these people with new employees with comparable capabilities, our operations could suffer as we may be unable to keep up with innovations in the industry or the demands of our customers. As a result, we may not be able to continue to compete effectively.

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

We may be required to record asset impairment charges in the future.

As our strategy evolves and due to the cyclicality of our business, rapid technological change and the migration of business to Asia, we might conclude in the future that some of our manufacturing facilities are surplus to our needs or will not generate sufficient future cash flows to cover the net book value and thus we may be required to record an impairment charge. Such an impairment charge would adversely affect our results of operations and financial condition.

RISKS RELATED TO OUR CORPORATE STRUCTURE AND STOCK

Our stock price has fluctuated significantly, and we expect the trading price of our common stock to remain highly volatile.

The closing trading price of our common stock has fluctuated from a low of less than $2.00 per share to a high of more than $70.00 per share over the past 13 years.

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

We expect volatility to continue in the future. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the printed circuit board industry and that may be unrelated to the operating performance of the companies within these industries. These broad market fluctuations may adversely affect the market price of our common stock and limit our ability to raise capital or finance transactions using equity instruments.

A large number of our outstanding shares and shares to be issued upon exercise of our outstanding options may be sold into the market in the future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

We may, in the future, sell additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to raise capital. We may also issue additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to finance future acquisitions. Further, a substantial number of shares of our common stock are reserved for issuance pursuant to stock options. As of February 24, 2007, we had 2,878,760 outstanding options, each to purchase one share of our common stock, issued to employees, officers and directors under our equity incentive plans. The options have exercise prices ranging from $2.04 per share to $67.06 per share. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options was exercised and the stock issued was immediately sold into the public market. Further, the exercise of these options could have a dilutive impact on other shareholders by decreasing their ownership percentage of our outstanding common stock. If we attempt to raise additional capital through the issuance of equity or convertible debt securities, the terms upon which we will be able to obtain additional equity capital, if at all, may be negatively affected since the holders of outstanding options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such options.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the third quarter of fiscal 2007:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
November 26, 2006 to December 20, 2006	—	—	—	—
December 21, 2006 to January 24, 2007	208	$9.36	—	—
January 25, 2007 to February 24, 2007	2,169	9.09	—	—

Total	2,377	9.11	—	—

Purchases during the third quarter of fiscal 2007 represented shares purchased by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our equity-based compensation plans. The shares are purchased from employees and the proceeds are remitted to pay the employees’ withholding taxes due at the time the employees’ restricted stock awards vest.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Amendment No. 3, dated January 12, 2007, to Loan and Security Agreement, dated as of September 28, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIX CORPORATION

Dated: April 5, 2007	/s/ WILLIAM C. MCCORMICK
William C. McCormick
Chairman and Interim Chief Executive Officer
(Principal Executive Officer)

/s/ KELLY E. LANG
Kelly E. Lang
Vice President and Chief Financial Officer
(Principal Financial Officer)