Form 10-K
period 2007-05-26
MERIX CORP
filed 2007-08-14
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: May 26, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-23818

MERIX CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93-1135197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15725 SW Greystone Court, Suite 200, Beaverton, Oregon	97006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 503-716-3700

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($9.41) as reported by The NASDAQ Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter (November 24, 2006), was $138,535,394.

The number of shares outstanding of the registrant’s Common Stock as of August 3, 2007 was 20,927,653 shares.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

MERIX CORPORATION

2007 FORM 10-K ANNUAL REPORT

A Warning About Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and other similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, plans and projections are described in Item 1A, “Risk Factors” under the subheading “Risk Factors Affecting Business and Results of Operations.” This section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations, plans and projections. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

PART I

Item 1. Business

Overview

Merix Corporation, an Oregon corporation, was formed in March 1994. We are a leading global manufacturing service provider for technologically advanced printed circuit boards (“PCBs”) for original equipment manufacturer (“OEM”) customers and their electronic manufacturing service (“EMS”) providers. Our principal products are complex multi-layer rigid PCBs, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The market segments we serve are primarily in commercial equipment for the Communications and Networking, Computing and Peripherals, Industrial and Medical, Defense and Aerospace and Automotive markets. Our markets are generally characterized by rapid technological change, high levels of complexity and short product life-cycles, as new and technologically superior electronic equipment is continually being developed.

We have focused our efforts on shortened lead time delivery (also known as quick-turn services), manufacturing more technologically advanced designs and volume production. To enable our strategies, we made two significant recent acquisitions:

•

In December 2004, we acquired Merix San Jose (formerly Data Circuits Systems, Inc.), a leader in quick-turn services, to expand in this higher margin segment of the PCB market and to provide sales synergies with Merix’ Oregon operations.

•

In September 2005, we acquired Merix Asia (formerly Eastern Pacific Circuits Holdings Limited) to gain immediate access to the growing and lower-cost Asian markets. The principal assets acquired in the Merix Asia acquisition were three multi-layer PCB factories, one of which was located in Hong Kong and two in southeastern China.

The strategy in acquiring Merix Asia was to provide customers with a global service provider that offers quick-turn services, an ability to ramp to production volumes in North America and a seamless transition to the lower cost Asian region as products mature. To successfully execute on the acquisition strategy, we are increasing the technological capabilities of these facilities, over time, while improving the value of the product mix being manufactured by these facilities and are restructuring our Asian operations to further this strategy.

Most electronics manufacturers utilize multiple PCB sources depending upon the stage of a product’s life cycle (e.g. design, new product introduction (“NPI”), ramping to production, product maturity in search of lower cost solutions, etc.) Each time production is moved, it results in increased risks (e.g. different processes, quality variations and varying material sets) and a lengthy transition period. Today, Merix is able to address these issues by providing quick-turn and volume production in the United States and lower cost solutions in Asia.

In the second half of fiscal 2007, we completed a comprehensive strategic plan. As part of the plan, we decided to accelerate the technology transition for Merix Asia, which resulted in the decision to invest approximately $13 million in our Huiyang, China based facility. When completed, we anticipate that the Huiyang facility will significantly increase its technological capabilities to better match the business coming from Merix’ North America and European customer base.

The expansion of the Huiyang factory will also enable us to more than double our production capacity in China. In July 2007, we announced that we would close our Hong Kong factory in a phased shut-down over approximately 18 months. The Company is taking this action to consolidate its Asian operations at its lower-cost facilities in China.

Products and Services

We provide manufacturing services for complex multi-layer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. Our objective is to enable our customers within defined markets to produce high quality and technologically advanced products throughout the life-cycle of their products, from product conception (design and new product introduction) through volume production (ramping production through maturity). The products and services we provide include:

Design and engineering assistance

We provide design and engineering assistance in the early stages of product development to ensure that mechanical and electrical elements are integrated to achieve a high-quality and cost-effective product for our customers. We also evaluate customer designs for manufacturability and recommend design changes. We believe this collaborative process helps our customers improve the systems they are designing, reduce manufacturing costs and increase manufacturing yields and the quality of finished printed circuit boards. We also believe this speeds the transition from development of the prototype design to volume manufacturing and facilitates the timely delivery of high quality products. In addition, by working closely with our customers throughout the design and manufacturing process, we gain insight into their product plans and production requirements.

Quick-turn services and premium revenues

We can rapidly manufacture custom printed circuit boards, allowing our customers to more quickly develop and market sophisticated electronic products. We provide quick-turn services for prototype manufacturing with lead times of 24 hours to 10 days and manufacture pre-production quantities with lead times of 10 to 20 days. We also offer compressed lead time volume orders. We generally receive a premium over our standard volume pricing for each of these services. Consolidated net sales of quick-turn services and premium revenues comprised approximately 26%, 30% and 34% of consolidated net sales during fiscal 2007, 2006 and 2005, respectively. The decrease in fiscal 2007 and 2006 compared to fiscal 2005 was due to the addition of Merix Asia volume sales in fiscal 2006. A strategic objective for Merix is to increase and grow the total dollars of quick turn revenue and, over time, increase the mix of quick turn services within our North American business. In future years, we anticipate that we will eventually offer quick turn services in Asia.

Volume production

Volume production of printed circuit boards is generally characterized by standard lead times of four to eight weeks, depending on business cycles, as well when PCBs move from quick-turn production to full-scale commercial production. At this stage of production, quality, on-time delivery, process capability and price are the factors most important to our customers.

Today, our Asian facilities provide lower cost, high volume manufacturing capabilities for generally lower technology products and serve a global customer base. Since the acquisition of Merix Asia in September 2005, we have been increasing the technological capabilities of this segment. As noted above, we intend to accelerate the technology growth of our China-based facilities and will invest approximately $13 million of expansion capital in our Huiyang, China facility over the next 18 months. When completed, the facility is anticipated to be able to manufacture high technology products in excess of 20 layers with an average of 12 to 14 layers. Today, this facility has an average layer count of approximately 6. Further, the facility expansion is planned to allow the business to significantly increase its capacity from the level it produces today.

Our engineering capability has enabled our Oregon facilities to produce commercial volumes of technologically sophisticated printed circuit boards of up to 40 layers, utilizing high-performance materials and leading edge fabrication techniques in order to meet accelerated time-to-market and time-to-volume requirements of our customers.

Both our North American and Asian facilities have expertise in advanced manufacturing techniques for products utilizing high performance materials and offer specialty products, including:

•

RF/Microwave application products. We manufacture printed circuit boards using a variety of advanced insulating materials, primarily for RF/Microwave applications in the wireless infrastructure market. Although typically included in printed circuit boards with lower layer counts, these advanced materials offer electrical, thermal and long-term reliability advantages over conventional materials. They are, however, more difficult to process through manufacturing.

•

Thermal management solutions. We offer solutions to help our customers manage heat in high performance applications, such as RF/Microwave, and address thermal and signal integrity requirements in high-power wireless products. Our manufacturing facilities support the integration of metal heat sinks with printed circuit boards as well as other processes for managing thermal issues.

•

Backplanes - oversized and standard. Backplanes are generally larger and thicker interconnection panels into or onto which printed circuit boards, integrated circuits and other panels or electronic components can be plugged or mounted. We are exiting the oversize backplane business in Asia.

Industry Overview

Printed circuit boards consist of patterns of electrical circuitry etched from copper that have been laminated on a board of insulating material. A finished multi-layer printed circuit board consists of a number of layers of circuitry laminated together using intense heat and pressure under vacuum. There are two primary stages in the circuit board’s production, the first are called inner layers, which provides the connectivity within the board, and the second are the two outer layers that wrap the board to complete the final production of the product. The electrical circuitry connects components, such as microprocessors, that are essential to the operation of electronic products and systems.

Printed circuit boards are used in virtually all electronic equipment from consumer products, such as personal computers, cellular telephones, automobiles and televisions, to high-end commercial electronic equipment, such as data communication routers and switches, computer workstations and network servers, as well as in many medical and industrial applications. Printed circuit boards used in many consumer electronic products typically have lower layer counts, lower performance materials and require less manufacturing capability than printed circuit boards used in high-end commercial equipment. High-

end commercial equipment manufacturers require more complex multi-layer printed circuit boards, often constructed with advanced specialty materials. Manufacturing printed circuit boards for these high-end products requires substantial investment in advanced production facilities and process technology as well as engineering and manufacturing expertise.

We believe the following are significant trends within the printed circuit board manufacturing industry:

Increasing complexity of electronic equipment

OEMs are continually designing more complex and high performance electronic equipment, which requires sophisticated printed circuit boards that accommodate higher speeds and frequencies and increased component densities and operating temperatures. The increasing complexity and density of electronic equipment continues to drive technological advancements in printed circuit boards and requires manufacturers of these printed circuit boards to continually invest in technology and advanced manufacturing processes.

Increased customer demand for quick-turn services and integrated solutions

We believe OEMs are increasingly looking to high-end printed circuit board manufacturers that can offer engineering support in the design phase, quick turns of prototypes and manufacturing scalability throughout the product life-cycle. Many OEMs, looking to increase the efficiency of their electronic supply chains, are also working with a smaller number of technically qualified suppliers that have sophisticated manufacturing expertise and are able to offer a broad range of printed circuit board products and services in varying geographies. Over the last few years, OEMs have increased their desire for production of higher technology production in lower cost areas of the world, including Asia. Also, rapid advances in technology have significantly shortened product life-cycles and placed increased pressure on OEMs to develop new products in shorter periods of time. In response to these pressures, OEMs have increased their demand for engineering support in the design phase of their products and quick-turn services production of small unit volumes of printed circuit boards in the prototype development stage. Historically, countries in North America and Western Europe were the primary source of higher technology boards. Although advanced technology manufacturing services often remain in these regions, we have seen improved capabilities in lower cost areas of the world, like Asia.

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

Increased production of printed circuit boards in Asia

As mentioned above, OEMs have increased their desire for lower cost sources of production. In recent years, Asian manufacturers of printed circuit boards have increased their production and market share of less sophisticated, lower layer count printed circuit boards used in high-volume consumer electronics applications, such as personal computers and cell phones, as well as in high-volume automotive applications. Asian manufacturers have also improved their technological capabilities for more advanced, high volume consumer products. Relatively few Asian manufacturers to date have produced printed circuit boards in significant quantities that require complex technologies and materials, advanced manufacturing processes, quick turn-around times or high-mix production. We believe that the technological expertise and process know-how to manufacture complex multi-layered printed circuit boards and the resource commitments to maintain state-of-the-art capabilities have tended to serve as barriers to entry into the high-end segments of the printed circuit board industry. However, this trend is changing and production capabilities are improving in Asia. We expect increased competition from Asian printed circuit board companies as electronic manufacturing service providers increase high-end commercial electronic equipment assembly and manufacturing in Asia to capitalize on lower-cost labor.

However, many independent industry observers believe that certain advanced technologies and certain sensitive applications (e.g. military and aerospace) will continue to be mandated to be manufactured in traditional markets like the U.S. Further, it is believed that quick-turn services will continue to grow in U.S. and Western Europe as new product design and engineering is anticipated to remain principally in these markets.

Customers and Markets

Our customers include leading OEMs in the communication, networking, high-end computing, peripherals, industrial & medical electronics and automotive industries. Our five largest OEM customers, which vary from year to year, accounted for a total of 37%, 41%, and 59% of our consolidated net sales during fiscal 2007, 2006 and 2005, respectively. The reduced concentration of, and shift in, our significant customers is largely the result of a more diverse customer base resulting from the acquisition of Merix Asia in September 2005. However, we expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future.

Two of our largest customers, Cisco and Motorola, accounted for 15% and 11%, respectively, of our net sales in fiscal 2007. By operating segment, Cisco and Motorola accounted for 28% and 18%, respectively, of Merix Oregon’s net sales in fiscal 2007, and TRW Automotive represented 16% of Merix Asia’s net sales in fiscal 2007. No other customer accounted for 10% or more of our net sales.

Sales attributed to OEMs include sales made through electronic manufacturing service (“EMS”) providers. In fiscal 2007, 2006 and 2005, approximately 51%, 53% and 65%, respectively, of sales were made through EMS providers. Although our contractual relationship is with the EMS providers, most of our shipments to EMS providers are directed by OEMs that negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several EMS providers and are awarded incremental discretionary orders directly from some of them. We expect these discretionary orders to increase in the future as we strengthen our direct relationships with these EMS providers.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Operations” for information regarding net sales to each of our principal end-user markets.

Geographic Information

Net sales by geographic region are defined by the region where the product is manufactured. Accordingly, net sales by geographic region are the same as net sales by segment. See also Note 16 of Notes to Consolidated Financial Statements.

Long-lived assets by geographic location were as follows (in thousands):

	May 26, 2007	May 27, 2006	May 28, 2005
United States	$93,867	$112,697	$125,510
People’s Republic of China (including Hong Kong)	56,409	126,187	—

	$150,276	$238,884	$125,510

Sales and Marketing

We market our services and products through a field-based direct sales force, field application engineers, manufacturers’ representative firms and customer service personnel. We employ field application engineers in regions across North America, Europe and Asia that serve as the technical interface between us and our customers’ design engineering teams. Our field application engineers provide technical design assistance including information and modeling data to help assure that the customers’ final printed circuit board design meets the customers’ electrical performance requirements, cost goals and design guidelines for manufacturability. We believe this collaboration of our engineers with our customers’ designers provides us with a significant competitive advantage.

We have a direct sales force presence in North America, Europe and Asia. Additionally, we have customer service resources in North America, Asia and Europe.

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

Manufacturing and Technology

Our printed circuit boards manufactured in the United States typically employ various combinations of high layer counts, advanced materials, precision cavities, embedded passives, narrow circuit widths and separations of copper traces and small diameter holes, called “vias” and “microvias,” which connect internal circuitry. Our Asian facilities also employ advanced technology; however, Merix Asia typically manufactures printed circuit boards with lower layer counts and a narrower set of high technology features. Our average layer count, which is a widely used indication of manufacturing capability, was 15.0, 6.8 and 4.3 for printed circuit boards manufactured in our Oregon, San Jose and Asia facilities, respectively, during fiscal 2007.

The increasing complexity of electronic products has driven technological advancements in printed circuit boards and has placed increasingly difficult demands on the manufacturing process. Many of our printed circuit boards employ advanced high performance materials, such as high temperature composites, that offer electrical, thermal and long-term reliability advantages over conventional materials. We have significant expertise in developing advanced manufacturing techniques for processing these materials in our North American facilities.

We employ numerous advanced manufacturing techniques and systems, including automated imaging systems, automated optical inspection, computer controlled hot oil vacuum lamination, high-speed computer controlled drilling and routing, automated registration optimizers, periodic reverse pulse copper plating, photo imageable solder mask processing, dual-sided access electrical testing and automated surface coating. Traditionally, board designers have utilized increased board layer count to add features and functionality to their boards.

We generally receive circuit designs directly from our customers in the form of electronic data files, which we review using our front-end engineering capabilities to ensure data accuracy and product manufacturability. To aid in the efficiency and accuracy of this review, in fiscal 2007, we implemented InPlan; a suite of intelligent, fully integrated products for automating the PCB pre-production engineering process for use in all our facilities. This consistent set of tools standardizes across the globe manufacturing process planning, reduces cycle time, enhances quality and will be fully integrated with our ERP system. InPlan results in a centralized global customer specification database to enable planning and manufacturing anywhere in the world. Using these reviewed and optimized electronic requirements, we generate images of the circuit patterns that are developed on individual circuit board layers using advanced photographic processes. Through a variety of plating and etching processes, we selectively add and remove conductive materials, forming horizontal layers of thin traces or circuits, which are separated by insulating material. A finished multi-layer printed circuit board consists of a number of layers of circuitry laminated together using intense heat and pressure under vacuum. Vertical connections between layers are achieved by plating vias, which are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy. We specialize in high-layer printed circuit boards with extremely fine geometries and tolerances. Because of the tolerances involved, we use clean rooms for certain manufacturing processes, in which tiny particles might otherwise create defects on the circuit patterns, and use automated optical inspection systems to ensure consistent quality.

Research and Development

Expenditures for research and development activities are included as a component of engineering expense on our consolidated statements of operations and are expensed as incurred.

Competition

We believe our major competitors have factories located in the United States and Asia and have other international independent manufacturers that produce multi-layer printed circuit boards, provide backplanes and other electronic assemblies and offer quick-turn services. Those competitors include Daeduck Electronics Co., DDi Corp., Elec and Eltek., Meadville Holdings, Ltd., LG Electronics, Multek Corporation (a division of Flextronics International Ltd.), Sanmina-SCI Corporation, TTM Technologies, Inc., WUS Printed Circuits Company Ltd. and ViaSystems, Inc.

We believe that our ability to compete successfully depends upon a number of factors, including the successful execution of our Value Proposition, which is dependent upon a number of factors including maintaining and growing our technological capability, particularly in Asia; providing our customers with good product quality; our responsiveness to customers in delivery of service and the transitioning of their business throughout their product life cycle; our manufacturing capabilities and capacity across the globe; our cost structure; and our pricing.

Backlog

Backlog comprises purchase orders received and, in some instances, forecast requirements released for production under customer contracts. Backlog totaled $56.2 million and $72.0 million at May 26, 2007 and May 27, 2006, respectively. The backlog variation was primarily the result of the point in the business cycle we were in. For example, in May 2006, the general PCB markets were in a period of expansion and strong customer demand, whereas in May 2007, it was believed to be at or near the low point of the business cycle.

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

Environmental Matters

We are required to comply with foreign, federal, state, county and municipal regulations regarding protection of the environment and worker health and safety. Printed circuit board manufacturing requires the use of a variety of materials, including metals and chemicals. As a result, we are subject to laws relating to the storage, use, labeling, disposal and human exposure to chemicals, solid waste and other hazardous materials, as well as air quality regulations, and we incur expenses relating to compliance with these laws and regulations. Many of our activities are also subject to permits issued by governmental agencies. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. Certain waste materials and byproducts generated by our manufacturing processes are either processed by us or sent to third parties for recycling, reclamation, treatment or disposal. Water used in our manufacturing process must be properly treated prior to discharge.

We have evaluated our environmental health and safety practices to determine where deficiencies exist and are working to improve our compliance with these laws. We incurred $0.5 million and $0.3 million of environmental remediation costs relating to the Huizhou and Huiyang facility, respectively, in the People’s Republic of China during fiscal 2007 and we anticipate incurring additional costs of approximately $0.4 million in fiscal 2008 related to these projects.

When violations of environmental, health, and safety laws occur, we can be held liable for damages, penalties and costs of investigation and remedial actions, which could have a significant negative impact on our financial condition and results of operations. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We are at risk of violation of environmental, health and safety laws in the future as a result of human error, equipment failure or other causes.

Employees

As of May 26, 2007, we had a total of approximately 4,120 workers, of which approximately 4,000 were regular employees and approximately 120 were temporary workers. None of our employees is represented by a labor union. We have never experienced an employee-related work stoppage at any of our facilities. We believe our relationship with our employees is good, although, like most manufacturing companies, we have experienced employment-related claims from time to time.

Available Information

Our principal executive offices are located at 15725 SW Greystone Court, Suite 200, Beaverton, Oregon 97006 and our telephone number at that address is (503) 716-3700. Our website address is www.merix.com. Our annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, and all amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, can be accessed, free of charge, at our website as soon as practicable after we file those reports with the Securities and Exchange Commission. Information contained on our website does not constitute, and shall not be deemed to constitute, part of this report and shall not be deemed to be incorporated by reference into this report.

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

Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position	Employee Since
Michael D. Burger	49	Director, President and Chief Executive Officer	2007
Thomas R. Ingham	52	Executive Vice President of Global Sales and Marketing	2005
Kelly E. Lang	45	Executive Vice President and Chief Financial Officer	2006
Linda V. Moore	60	Executive Vice President of Global HR, General Counsel and Secretary	2007
Chris L. Remy	38	Executive Vice President of Global Supply Chain & IT	2006
R. Steven Robinson	51	Executive Vice President of Global Operations	2004

Michael D. Burger joined Merix in April 2007 as Director, President and Chief Executive Officer. From November 2004 until joining Merix, Mr. Burger served as Director and President of the Components Business of Flextronics Corporation, a leading provider of advanced design and electronics manufacturing services to original equipment manufacturers. Prior to Flextronics, from 1999 to November 2004, he was employed by ZiLOG, Inc., a supplier of devices for embedded control and communications applications. From May 2002 until November 2004, he served as ZiLOG’s President and a member of its board of directors. For more than 20 years Mr. Burger has successfully built high technology businesses both domestically and in China.

Thomas R. Ingham has served as Executive Vice President of Global Sales and Marketing since May 2007. Mr. Ingham joined Merix in February 2005 as Director of Quick-Turn Sales and was promoted to Vice President of Sales in September 2005. He has over 25 years of experience in the industry and, prior to joining Merix, he worked for Dynamic Details, Inc., a manufacturer of leading-edge printed circuit boards, from 1996 to 2005. On August 20, 2003, Dynamic Details, Inc. filed for Chapter 11 bankruptcy protection. At such time, Mr. Ingham was an executive officer of Dynamic Details, Inc.

Kelly E. Lang joined Merix as Vice President of Finance on July 31, 2006 and has also served as our Chief Financial Officer since August 2006. He became Executive Vice President in May 2007. From 1990 to July 2006, Mr. Lang served in various positions, including Vice President for Capital Investment and Business Integration and Vice President and Corporate Controller at Schnitzer Steel Industries, Inc., one of the nation’s largest recyclers of ferrous and nonferrous metal, a leading recycler of used and recycled auto parts and a manufacturer of finished steel products. From 1990 to 1999, Mr. Lang served in a number of senior finance roles in high technology and wood products companies. Mr. Lang began his career with Price Waterhouse from 1986 to 1990 and has over 20 years experience including executive leadership of global financial organizations.

Linda V. Moore joined Merix in April 2007 as Executive Vice President Global HR, General Counsel and Secretary. From 2006 to 2007, Ms. Moore was Chief Operating Officer and General Counsel of Mobius Photonics, a company developed to commercialize fiber lasers, a next generation solid state laser technology. In 2005, Ms. Moore Founded the Moore Group, a consulting firm focused on organizational and business development for start-ups and pre-IPO companies. From January 2004 to May 2005, she held executive positions with Solectron Corporation, a leading global provider of electronics manufacturing services and integrated supply chain solutions, From November 1999 to November 2003, she served as Sr. Vice President, General Counsel and Secretary for Phoenix Technologies, a global software company.

Chris L. Remy joined Merix in February 2006 as Vice President of Global Supply and IT and became Executive Vice President in May 2007. From 1998 to 2006, Mr. Remy led the Electronics and High Technology Supply Chain Management practice in North America for Accenture LTD, a global management consulting, technology services and outsourcing company. From 1991 to 1998, Mr. Remy held various positions with Maersk Lines, a leading liner shipping company that serves customers world-wide.

R. Steven Robinson has served as Executive Vice President of Global Operations since May 2007 and previously as Senior Vice President since December 2004 upon our acquisition of Data Circuits. Prior to the acquisition, Mr. Robinson served as President of Data Circuits since June 2000. From 1996 until June 2000, Mr. Robinson served as Manufacturing Manager of Data Circuits.

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

Lower sales may cause gross profits and operating results to decrease because many of our operating costs are fixed.

A significant portion of our operating expenses are relatively fixed in nature, and planned expenditures are based in part on anticipated orders. If we do not receive orders as anticipated or if revenue is reduced by reductions in the proportion of our quick-turn services and premium business, our operating results will be adversely affected. Revenue shortfalls have historically resulted in an underutilization of our installed capacity and, together with adverse pricing, have decreased our gross profits. Future decreases in demand or pricing will likely decrease our gross profits and have a material adverse impact on our results of operations.

Competition in the printed circuit board market is intense and we could lose sales if we are unable to compete effectively.

The market for printed circuit boards is intensely competitive, highly fragmented and rapidly changing. We expect competition to persist, which could result in continued reductions in pricing and gross profits and loss of market share. We believe our major competitors are United States, Asian and other international independent manufacturers of multi-layer printed circuit boards, backplanes and other electronic assemblies, and companies that offer quick-turn services. Those competitors include Daeduck Electronics Co., DDi Corp., Elec and Eltek., Meadville Holdings, Ltd., LG Electronics, Multek Corporation (a division of Flextronics International Ltd.), Sanmina-SCI Corporation, TTM Technologies, Inc., WUS Printed Circuits Company Ltd. and ViaSystems, Inc.

Some of our competitors and potential competitors may have a number of advantages over us, including:

•	significantly greater financial, technical, marketing and manufacturing resources;

•	preferred vendor status with some of our existing and potential customers;

•	more capital; and

•	larger customer bases.

In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, be more successful in entering or adapting to existing or new end markets, adapt more quickly to changes in customer requirements and devote greater resources to the development, promotion and sale of their products than we can. Consolidation in the printed circuit board industry, which we expect to continue, could result in an increasing number of larger printed circuit board companies with greater market power and resources. Such consolidation could in turn increase price competition and result in other competitive pressures for us. We must continually develop improved manufacturing processes to meet our customers’ needs for complex, high technology products, and our basic interconnect technology is generally not subject to significant proprietary protection. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively. During recessionary periods in the electronics industry, our competitive advantages in providing an integrated manufacturing solution and responsive customer service may be less important to our customers than when they are in more favorable economic climates.

If competitive production capabilities increase in Asia, where production costs are lower, we may lose market share in both North America and Asia and our gross profits may be materially adversely affected by increased pricing pressure.

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

To the extent Asian printed circuit board manufacturers, including Merix Asia, are able to compete effectively with products historically manufactured in the United States, our facilities in the United States may not be able to compete as effectively and parts of our North American operations may not remain viable.

The cyclical nature of automotive production and sales could adversely affect Merix’ business.

A significant portion of Merix Asia’s products are sold to customers in the automotive industry. As a result, Merix Asia’s results of operations may be materially and adversely affected by market conditions in the automotive industry. Automotive production and sales are cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Any significant economic decline that results in a reduction in automotive production and sales by Merix Asia’s customers could have a material adverse effect on Merix’ business, results of operations and financial condition.

We rely on suppliers for the timely delivery of materials used in manufacturing our printed circuit boards, and an increase in industry demand, a shortage of supply or an increase in the price of raw materials may increase the cost of the raw materials we use and may limit our ability to manufacture certain products and adversely impact our gross profits.

To manufacture our printed circuit boards, we use materials such as laminated layers of fiberglass, copper foil and chemical solutions which we order from our suppliers. Suppliers of laminates and other raw materials that we use may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could adversely affect our gross profits and our ability to deliver our products on a timely basis. We have recently experienced, and expect that we will continue to experience, significant increases in the cost of laminate materials, copper products and oil-based or oil-derivative raw materials. These cost increases have had an adverse impact on our gross profits and the impact has been particularly significant on our Asian operations which have fixed price arrangements with a number of large automotive customers. Some of our products use types of laminates that are only available from a single supplier that holds a patent on the material. Although other manufacturers of advanced printed circuit boards also must use the single supplier and our OEM customers generally determine the type of laminates used, a failure to obtain the material from the single supplier for any reason may cause a disruption, and possible cancellation, of orders for printed circuit boards using that type of laminate, which in turn would cause a decrease in our consolidated net sales.

Our recent acquisitions may be costly and difficult to integrate, may divert and dilute management resources and may dilute shareholder value. Recently, we announced our intention to accelerate the expansion of both production capability and capacity at our China-based factories. This expansion, coupled with the closure of our Hong Kong-based facility, will further increase the risk of integration of Merix Asia. There is no guarantee that the expansion and closure will be completed as planned.

As part of our business strategy, we have made and may continue to make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or production capacity or that may otherwise offer growth opportunities. In connection with our San Jose and Asian acquisitions, we have experienced, and in any future acquisitions or investments, we could experience:

•	problems integrating the purchased operations, technologies or products;

•	failure to achieve potential sales, materials costs and other synergies;

•	unanticipated expenses and working capital requirements;

•	diversion of management’s attention and loose key employees;

•	further charges and asset impairments related to the acquisitions; and

•	problems completing anticipated technology transfers to our Asian operations.

In addition, in connection with any future acquisitions or investments, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	incur debt and assume liabilities that could impair our liquidity;

•	incur amortization expenses related to intangible assets;

•	uncover previous unknown liabilities; or

•	incur large and immediate write-offs that would reduce net income.

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

We recently announced our intentions to significantly expand the Huiyang, China-based facility and any other future capacity expansion with respect to our facilities will expose us to significant start-up risks including:

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

The success of our expansion efforts will depend upon our ability to expand, train, retain and manage our employee base in both Asia and North America. In connection with our expansion efforts in Asia, we expect to require additional employees throughout the company. If we are unable to attract and train and retain new workers, or manage our employee base effectively, our ability to fully utilize our Asian assets will likely be impaired. If we are unable to effectively expand, train and manage our employee base, our business and results of operations could be adversely affected.

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

A significant portion of our costs are denominated in foreign currencies, including the Hong Kong Dollar and the Chinese Renminbi (RMB). Substantially all of our consolidated net sales are denominated in U.S. Dollars. As a result, changes in the exchange rates of these foreign currencies to the U.S. Dollar will affect our cost of sales and operating margins and could result in exchange losses. The exchange rate of the Chinese Renminbi to the U.S. Dollar is closely monitored by the Chinese government. Recent increases in the value of the Renminbi relative to the U.S. Dollar have caused the costs of our Chinese operations to increase relative to related dollar-denominated sales. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. We may enter into exchange rate hedging programs from time to time in an effort to mitigate the impact of exchange rate fluctuations. However, hedging transactions may not be effective and may result in foreign exchange hedging losses.

We have a bank credit covenant that limits the incremental investment in Merix Asia

Merix has a bank credit agreement covenant that limits the incremental investment into Merix Asia to $25 million. As of August 3, 2007, we had advanced Merix Asia approximately $9.5 million against the incremental investment limit. If our Asian operations at any time require an amount of cash greater than our available capital resources, or than is permitted to be advanced under applicable credit agreements, or otherwise, there is risk that we will not be able to fund our Asian operations and the growth plans in Asia.

We have minority investors in our China manufacturing facilities.

Currently, we have two printed circuit board manufacturing plants in the People’s Republic of China (the “PRC”) that are each partially owned by a separate Chinese company. While we are the majority interest holder in both of these companies, there are minority interest holders in each of them. The aggregate minority interest in these companies ranges from 5% to 15%. These minority holders are local investors with close ties to local economic development and other government agencies. The investors lease to the Chinese operating companies the land on which the plants are located. In connection with the negotiation of their investments, the local investors secured certain rights to be consulted and consent to certain operating and investment matters concerning the plants and to board representation. Failure to maintain good relations with these investors could materially adversely affect our ability to manage the operations of one or more of the plants and our ability to realize the anticipated benefits of the Asian acquisition.

We do not currently have options to renew our leased manufacturing facility in the PRC.

Our facility is leased from a Chinese company under an operating lease that does not contain a lease renewal option. While that the landlord also has a minority interest in our subsidiary that operates the facility, this minority interest holder may not renew our lease. Failure to maintain good relations with this investor could materially adversely affect our ability to negotiate the renewal of our operating lease or to continue to operate the plant. Further, failure to successfully renew such lease could materially adversely affect our ability to realize the anticipated benefits of the Asian acquisition.

We may not be able to remediate the material weakness in our internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting, we identified the following material weakness in our internal control over financial reporting as of May 26, 2007:

Merix Asia was acquired in September 2005. Upon acquisition, Merix Asia had weak internal controls over financial reporting and needed to develop processes to strengthen its accounting systems and control environment management. We have devoted significant time and resources to improving the internal controls over financial reporting since the acquisition. However, as of May 26, 2007, Merix management did not maintain sufficient controls to adequately monitor the accounting and financial reporting of our Merix Asia operations. This material weakness resulted in adjustments to our 2007 annual consolidated financial statements that were identified by management and the external auditors. Additionally, this control deficiency could result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Remediation Steps to Address Material Weakness

Because of the material weakness identified in our evaluation of internal control over financial reporting, we performed and plan to perform additional steps to enhance internal control over financial reporting. Our procedures included, but were not limited to, the following:

•

We completed a comprehensive review of inventories in Asia, including a detailed tie out to physical inventory counts. We also reviewed inventory data from interim quarters in fiscal 2007 to ensure no material misstatement occurred.

•

We plan to perform physical inventory counts at each quarter-end during fiscal 2008 until our global enterprise resource planning system is in place for our Asia operations. Previously, this was an annual control, which highlighted an inventory issue at year-end.

•

Beginning in the third quarter of fiscal 2007, we have devoted time and resources to implement and improve the cost accounting systems for Merix Asia and to strengthen our analytical procedures focused on trends and variance analysis to budgets and forecasts. Today, these processes are not formally documented. In fiscal 2008, we plan to implement detailed periodic reviews of the results of Merix Asia with documented results and follow-up actions to improve the control currently in place. Additionally, these reviews will provide for more formal communication processes related to financial statement adjustments and changes in the internal control environment.

•	We have invested significant amounts of time and expense on training for financial personnel in Asia and in the US. We have also begun more frequent oversight trips to Asia.

•

We continue to work toward the world-wide implementation of our global enterprise resource planning (“ERP”) system and expect Merix Asia to adopt this system prior to the end of fiscal 2008. The new ERP system will allow for greater consistency of accounting processes and internal controls between our US and Asia operations and it will give us greater visibility into the accounting records and accounting practices in Merix Asia.

•	We will continue to reaffirm a tone that compliance with our controls over financial reporting is extremely important and we will continue to impress that throughout our company.

•	We have hired a third party to perform a focused procedural audit of areas we believe represent higher risk in Merix Asia. We plan to continue to have third party internal audits performed.

•

We are realigning our organization structure across the company along function lines. We believe this will result in more accountability across the organization and allow for sharing of best practices across all functions and will improve the overall control environment.

Although we are implementing remedial controls and procedures to address this matter, if we fail to remedy the material weakness in a timely manner, it could cause us to improperly record our financial position and results of operations and could result in us failing to meet our financial reporting responsibilities in future reporting periods.

Automotive customers have higher quality requirements and long qualification times.

For safety reasons, our automotive customers have strict quality standards that generally exceed the quality requirements of our other customers. Because a significant portion of Merix Asia’s products are sold to customers in the automotive industry, if our manufacturing facilities in Asia do not meet these quality standards, our results of operations may be materially and adversely affected. These automotive customers may require long periods of time to evaluate whether our manufacturing processes and facilities meet their quality standards. If we were to lose automotive customers due to quality control issues, we might not be able to regain those customers, or gain new automotive customers, for long periods of time, which could significantly decrease our consolidated net sales and profitability.

A small number of customers account for a substantial portion of our consolidated net sales and our consolidated net sales could decline significantly if we lose a major customer or if a major customer orders fewer of our products or cancels or delays orders.

Historically, we have derived a significant portion of our consolidated net sales from a limited number of customers. Our five largest OEM customers, which vary from period to period, comprised 37% and 39% of our consolidated net sales during fiscal 2007 and 2006, respectively. Net sales to two customers individually represented 15% and 11% of consolidated net sales during fiscal 2007. Net sales to one customer represented 20% of consolidated net sales during fiscal 2006. We expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce our consolidated net sales and have a material adverse effect on our results of operations and financial condition.

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

In total, five entities represented approximately 42.7% of the consolidated net trade accounts receivable balance at May 26, 2007, individually ranging from approximately 4% to approximately 15%. Our OEM customers direct our sales to a relatively limited number of electronic manufacturing service providers. Our contractual relationship is typically with the electronic manufacturing service providers, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to electronic manufacturing service providers, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our financial condition results of operations would be adversely affected.

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

We have experienced terminations, reductions and delays in our customers’ orders. Future terminations, reductions or delays in our customers’ orders could lower our production asset utilization, which would lower our gross profits, decrease our consolidated net sales and negatively affect our business and results of operations.

Our operations in the People’s Republic of China subject us to risks and uncertainties relating to the laws and regulations of the People’s Republic of China.

Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. However, the government of the PRC may not continue to pursue such policies. Despite progress in developing its legal system, the PRC does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. For example, the PRC recently passed a unified enterprise income tax law, which changes the income tax on foreign-owned facilities. In addition, some government policies and rules are not timely published or communicated in the local districts, if they are published at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. These uncertainties could limit the legal protections available to us. Any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

Our failure to comply with environmental laws could adversely affect our business.

Our operations are regulated under a number of federal, state and municipal environmental and safety laws and regulations including laws in Hong Kong and the PRC that govern, among other things, the discharge of hazardous and other materials into the air and water, as well as the handling, storage, labeling, and disposal of such materials. When violations of environmental laws occur, we can be held liable for damages, penalties and costs of investigation and remedial actions. Violations of environmental laws and regulations may occur as a result of our failure to have necessary permits, human error, equipment failure or other causes. Moreover, in connection with our acquisitions in San Jose, California and in Asia, we may be liable for any violations of environmental and safety laws at those facilities by prior owners. If we violate environmental laws, we may be held liable for damages and the costs of investigations and remedial actions and may be subject to fines and penalties, and revocation of permits necessary to conduct our business. Any permit revocations could require us to cease or limit production at one or more of our facilities, and harm our business, results of operations and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend. Our failure to comply with applicable environmental laws and regulations could limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations. In the future, environmental laws may become more stringent, imposing greater compliance costs and increasing risks and penalties associated with violations. We operate in environmentally sensitive locations and we are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, permitting requirements and material storage, handling or disposal might require a high level of unplanned capital investment, operating expenses or, depending on the severity of the impact of the foregoing factors, costly plant relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may harm our business, results of operations and financial condition.

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

We are currently using multiple ERP and other information systems. We began the initial design and implementation for a single world-wide ERP system during fiscal 2007. We expect the new ERP system will become integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. Our work to plan, develop and implement this new ERP system will continue into fiscal 2008 as an active project. These systems are new to us and we have not had extensive experience with them. The new ERP system could eventually become more costly, difficult and time-consuming to purchase and implement than we currently anticipate. Implementation of the new ERP system may require us to change certain internal business practices. We may encounter unexpected difficulties, delays, costs or other challenges, any of which may disrupt our business. Corrections and improvements may be required as we continue the implementation of our new system, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. Any delay in the implementation of, or disruption in the transition to our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records and to report financial and management information on a timely and accurate basis. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and impact our ability to manage our business and our results of operations.

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

We are currently subject to legal proceedings and claims, including a securities class action lawsuit. In the complaint, the plaintiffs seek unspecified damages. This lawsuit and others are described in Part I, Item 3. Legal Proceedings below. More lawsuits could be filed against us.

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

As discussed in Note 14 of Notes to Consolidated Financial Statements, we recorded impairment charges against certain assets in fiscal 2007. As our strategy evolves and due to the cyclicality of our business, rapid technological change and the migration of business to Asia, we might conclude in the future that some of our manufacturing facilities are surplus to our needs or will not generate sufficient future cash flows to cover the net book value and, thus, we may be required to record an impairment charge. Such an impairment charge would adversely affect our results of operations and financial condition.

We may have exposure to income tax rate fluctuations as well as to additional tax liabilities, which would impact our financial position.

As a corporation with operations both in the United States and abroad, we are subject to taxes in both the United States and various foreign jurisdictions. Our effective tax rate is subject to fluctuation as the income tax rates for each year are a function of the following factors, among others:

•	the effects of a mix of profits or losses earned by us and our subsidiaries in numerous tax jurisdictions with a broad range of income tax rates;

•	our ability to utilize net operating losses;

•	changes in contingencies related to taxes, interest or penalties resulting from tax audits; and

•	changes in tax laws or the interpretation of such laws.

Changes in the mix of these items and other items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our financial position.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions.

Significant judgment is required in determining our provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

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

We may, in the future, sell additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to raise capital. We may also issue additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to finance future acquisitions. Further, a substantial number of shares of our common stock are reserved for issuance pursuant to stock options. As of May 26, 2007, we had 2,779,308 outstanding options, each to purchase one share of our common stock, issued to employees, officers and directors under our equity incentive plans. The options have exercise prices ranging from $2.04 per share to $67.06 per share. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options was exercised and the stock issued was immediately sold into the public market. Further, the exercise of these options could have a dilutive impact on other shareholders by decreasing their ownership percentage of our outstanding common stock. If we attempt to raise additional capital through the issuance of equity or convertible debt securities, the terms upon which we will be able to obtain additional equity capital, if at all, may be negatively affected since the holders of outstanding options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such options.

Some provisions contained in our articles of incorporation and bylaws, as well as provisions of Oregon law, could inhibit a takeover attempt.

Some of the provisions of our articles of incorporation and bylaws, such as the authorization of blank check preferred stock, and Oregon’s anti-takeover laws could delay or prevent a merger or acquisition between us and a third party, or make a merger or acquisition with us less desirable to a potential acquirer, even in circumstances in which our shareholders may consider the merger or acquisition favorable. Any of these provisions that have the effect of delaying or deterring a merger or acquisition between us and a third party could limit the opportunity for our shareholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have approximately 450,500 square feet of manufacturing, warehouse and administration facility space in Oregon and California, with our global headquarters located at our Beaverton, Oregon facility. We also have approximately 769,000 square feet of manufacturing and administration space in Hong Kong and in the PRC. Our major facilities are as follows:

Location	Type of Facility	Approximate size (Sq. Ft.)	Owned/ Leased
Beaverton, Oregon	Corporate executive offices	12,000	Leased
Forest Grove, Oregon	Manufacturing and warehouse	248,000	Owned
	Administration	62,500	Owned
Wood Village, Oregon	Manufacturing	90,000	Leased
San Jose, California	Manufacturing and warehouse	40,000	Leased
Hong Kong	Manufacturing, warehouse and administration	384,000	Owned(1) (2)
Huiyang, China	Manufacturing, warehouse and administration	250,000	Owned(2)
Huizhou, China	Manufacturing, warehouse and administration	135,000	Leased

(1)	On July 13, 2007, we announced the plan to phase out operations at our Hong Kong facility over an approximately 18 month period and close the facility. See Note 20 of Notes to Consolidated Financial Statements for additional information.
(2)	We own the facility, however, the land is leased.

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

Item 3. Legal Proceedings

Four purported class action complaints were filed against us and certain of our executive officers and directors in the first quarter of fiscal 2005. The complaints were consolidated in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. After the court granted our motion to dismiss without prejudice, plaintiffs filed a second amended complaint. That complaint alleged that the defendants violated the federal securities laws by making certain inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering of approximately $103.4 million of our common stock. In September 2006, the Court dismissed that complaint with prejudice. The plaintiffs appealed to the Ninth Circuit Court of Appeals. The parties have submitted briefs to the Court of Appeals. We expect that oral argument in the appeal will occur in 2008.

The plaintiffs seek unspecified damages. A potential loss or range of loss that could arise from these cases is not estimable or probable at this time. We have recorded charges for estimated probable costs associated with defending these claims, as it is our policy to accrue legal fees when it is probable that we will have to defend the company against known claims or allegations and we can reasonably estimate the amount of anticipated expense.

In the first quarter of fiscal 2005, two derivative lawsuits were filed against certain of our directors and officers based on claims of breach of fiduciary duty and insider trading. Merix is named as a nominal defendant in these derivative lawsuits, which were consolidated under the common caption In re Merix Corporation Derivative Litigation, Lead Case No. 0407-06807, in the Circuit Court for the State of Oregon, Multnomah County. On June 11, 2007, on motion of the defendants, the case was dismissed without prejudice.

We are, from time to time, made subject to various legal claims, actions and complaints in the ordinary course of our business. We record charges for the estimated probable costs associated with defending these claims. We believe that our legal accruals are adequate and that the outcome of the litigation should not have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices

Our common stock is quoted on the Nasdaq Global Market under the symbol MERX. The high and low sales prices of our common stock as quoted by the Nasdaq Global Market for the past two fiscal years were as follows:

Fiscal 2006	High	Low
Quarter 1	$7.46	$5.56
Quarter 2	6.48	5.07
Quarter 3	9.43	6.33
Quarter 4	14.25	9.25

Fiscal 2007	High	Low
Quarter 1	$12.05	$8.35
Quarter 2	14.05	8.34
Quarter 3	9.76	8.37
Quarter 4	9.02	7.13

The approximate number of beneficial shareholders and shareholders of record at July 31, 2007 was 4,900 and 150, respectively.

Dividends

We have never declared or paid any cash dividends on our common stock. Our Domestic Term Loan agreement contains covenants that limit our ability to pay dividends, and, accordingly, we currently intend to retain any earnings for use in our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this Form 10-K.

Stock Performance Graph

The following line-graph presentation compares cumulative five-year shareholder returns on an indexed basis, assuming a $100 initial investment and reinvestment of dividends, of (a) Merix Corporation, (b) a broad-based equity market index and (c) an industry-specific index. The broad-based market index used is the Nasdaq Composite U.S. Index and the industry-specific peer group index used is Standard Industrial Code Classification (“SIC”) 3672 – Printed Circuit Design, which currently consists of 19 organizations. This information is considered “furnished” with the Securities and Exchange Commission and not “filed.”

	Base Period 05/25/02	Indexed Returns Year Ended
Company/Index		05/31/03	05/29/04	05/28/05	05/27/06	05/26/07
Merix Corporation	$100.00	$31.08	$57.84	$38.16	$53.14	$38.54
Nasdaq U.S. Index	100.00	96.64	120.07	126.11	134.97	156.15
Peer Group - SIC 3672	100.00	61.85	96.65	71.20	80.02	63.49

Item 6. Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

In thousands, except per share amounts	Fiscal Year Ended
	May 26, 2007	May 27, 2006	May 28, 2005	May 29, 2004	May 31, 2003
Statement of Operations Data(1)
Net sales	$400,496	$303,978	$186,994	$156,400	$94,573
Gross profit (loss)	71,927	53,584	23,789	19,975	(2,399)
Severance and impairment charges(2)	81,414	1,135	—	—	—
Income (loss) from continuing operations(3)	(72,360)	1,609	(2,610)	28	(30,083)
Loss from discontinued operations, net of tax	(517)	(177)	—	—	—
Net income (loss)(3)	(72,432)	1,432	(2,610)	28	(30,083)

Basic income (loss) per share from continuing operations(3)	$(3.52)	$0.08	$(0.14)	$—	$(2.07)
Basic income (loss) per share from discontinued operations	(0.03)	(0.01)	—	—	—

Basic net income (loss) per share(3)	$(3.55)	$0.07	$(0.14)	$—	$(2.07)

Diluted income (loss) per share from continuing operations(3)	$(3.52)	$0.08	$(0.14)	$—	$(2.07)
Diluted income per share from discontinued operations	(0.03)	(0.01)	—	—	—

Diluted net income (loss) per share(3)	$(3.55)	$0.07	$(0.14)	$—	$(2.07)

Shares used in basic per share calculations	20,406	19,519	19,224	16,194	14,519
Shares used in diluted per share calculations	20,406	19,715	19,224	16,830	14,519

	May 26, 2007	May 27, 2006	May 28, 2005	May 29, 2004	May 31, 2003
Balance Sheet Data
Cash and cash equivalents	$17,175	$12,280	$9,130	$7,355	$4,001
Short-term investments	9,025	18,525	68,555	117,175	39,964
Accounts receivable, net	76,825	75,277	37,338	30,051	13,253
Working capital	70,066	59,544	99,461	138,847	51,856
Total assets	286,857	378,930	253,941	250,181	141,560
Long-term debt	78,035	98,732	27,000	25,000	25,000
Shareholders’ equity	138,444	202,125	198,011	198,415	104,442

(1)	Includes the results of Merix Asia from September 29, 2005 and the results of Merix San Jose from December 10, 2004. See Note 3 of Notes to Consolidated Financial Statements.
(2)	Severance and impairment charges in fiscal 2007 included the following:

•	a $1.5 million charge for severance, primarily related to our former Chief Executive Officer;

•

a $26.6 million impairment charge in the fourth quarter of fiscal 2007 related primarily to the property, plant and equipment and land use rights of our Hong Kong facility. In addition, it includes a $0.1 million charge related to specific assets at our Oregon facility which were determined to have limited future use. See Note 14 of Notes to Consolidated Financial Statements for additional information; and

•

a $53.3 million charge in the fourth quarter of fiscal 2007 for goodwill impairment, which included $14.2 million for Merix San Jose and $39.1 million for our Merix Asia operations. See Note 14 of Notes to Consolidated Financial Statements for additional information.

(3)	Fiscal 2003 amounts reflect a $16.6 million charge to establish a valuation allowance on deferred tax assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global manufacturing service provider for technologically advanced printed circuit boards for original equipment manufacturer (“OEM”) customers, and their electronic manufacturing service (“EMS”) providers. Our principal products are complex multi-layer rigid printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The market segments we serve are primarily in commercial equipment in the Communications and Networking, Computing and Peripherals, Industrial and Medical, Defense and Aerospace and Automotive markets. Our markets are generally characterized by rapid technological change, high levels of complexity and short product life-cycles, as new and technologically superior electronic equipment is continually being developed.

We have focused our efforts on shortened lead time delivery (also known as quick-turn services), manufacturing more technologically advanced designs and volume production. To enable our strategies, we made two significant recent acquisitions:

•

In December 2004, we acquired Merix San Jose (formerly Data Circuits Systems, Inc.), a leader in quick-turn services, to expand in this higher margin segment of the PCB market and to provide sales synergies with Merix’ Oregon operations.

•

In September 2005, we acquired Merix Asia (formerly Eastern Pacific Circuits Holdings Limited) to gain immediate access to the growing and lower-cost Asian markets. The principal assets acquired in the Merix Asia acquisition were three multi-layer PCB factories, one of which was located in Hong Kong and two in southeastern China.

The strategy in acquiring Merix Asia was to provide customers with a global service provider that offers quick-turn services, an ability to ramp to production volumes in North America and a seamless transition to the lower cost Asian region as products mature. To successfully execute on the acquisition strategy, we are increasing the technological capabilities of these facilities, over time, while improving the value of the product mix being manufactured by these facilities and are restructuring our Asian operations to further this strategy.

Most electronics manufacturers utilize multiple printed circuit board (“PCB”) sources depending upon the stage of a product’s life cycle (e.g. design, new product introduction (“NPI”), ramping to production, product maturity in search of lower cost solutions, etc.) Each time production is moved, it results in increased risks (e.g. different processes, quality variations and varying material sets) and a lengthy transition period.

Today, Merix is able to address these issues by providing quick-turn and volume production in the United States and lower cost solutions in Asia.

Our acquisitions significantly expanded our sales representative network and diversified our customer base. These acquisitions added over 750 new customers and expanded our services into new vertical markets.

If our acquisitions of Merix Asia and Merix San Jose had occurred on May 30, 2004, our pro forma consolidated net sales and net loss for fiscal 2006 and 2005 would have been as follows (unaudited and in thousands, except per share data):

	Fiscal Year Ended,
	May 27, 2006	May 28, 2005
Net sales	$357,631	330,683
Net loss	(1,458)	(13,152)
Basic net loss per share	(0.07)	(0.68)
Diluted net loss per share	(0.07)	(0.68)

Please read Note 3 of Notes to Consolidated Financial Statements for more detailed information. Pro forma financial information is presented for illustrative purposes only and, as a result of the assumptions, estimates and uncertainties, the pro forma financial information does not purport to describe the actual financial results that would have been achieved had the acquisitions in fact occurred at the beginning of the periods for which pro forma financial information is given.

Operating Segments

Our business has three operating segments: (1) Merix Oregon, (2) Merix San Jose and (3) Merix Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. Each operating segment operates predominately in the same industry with production facilities that produce similar customized products for our global customers. The chief decision-maker for all of our operating segments is our Chief Executive Officer.

Markets and Customers

	Fiscal Year Ended,
	May 26, 2007	May 27, 2006		May 28, 2005
Percentage of consolidated net sales represented by significant customer 1	15%	20%		29%
Percentage of consolidated net sales represented by significant customer 2	11%	*	(1)	16%

(1)	Less than 10%.

The following were our significant end customers, in alphabetical order, by operating segment for fiscal 2007:

Merix Oregon – Brocade Corporation, Cisco Systems Inc., Cray Inc., Harris RF Communication and Motorola, Inc. During fiscal 2007, Merix Oregon’s net sales to Cisco Systems represented 28% of Merix Oregon’s net sales and sales to Motorola represented 18%.

Merix Asia – Bosch Group, IBM Corporation, Lear Corporation, TRW Automotive, Inc. and Visteon Corporation. During fiscal 2007, Merix Asia’s net sales to TRW Automotive represented 16% of Merix Asia’s net sales.

Merix San Jose - Aeroflex Corporation, Benchmark Electronics, JABIL Circuit, Inc., Paramit Corporation and PLEXUS Corp. During fiscal 2007, none of Merix San Jose’s customers represented 10% or more of Merix San Jose’s net sales.

Approximately 51%, 53% and 65%, respectively, of our OEM sales in fiscal 2007, 2006 and 2005 were made to EMS providers. Although our contractual relationship is with the EMS provider, most of our shipments to EMS providers are directed by OEMs that negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several EMS providers and are awarded incremental discretionary orders directly from some of them. We expect these discretionary orders to increase in the future as we strengthen our direct relationships with these EMS providers.

Backlog

Backlog comprises purchase orders received and, in some instances, forecast requirements released for production under customer contracts. Backlog totaled $56.2 million and $72.0 million at May 26, 2007 and May 27, 2006, respectively. The backlog variation was primarily the result of the point in the business cycle we were in. For example, in May 2006, the general PCB markets were in a period of expansion and strong customer demand, whereas in May 2007, it was believed to be at or near the low point of the business cycle.

A substantial portion of our backlog is typically scheduled for delivery within 90 days and customers may cancel or postpone all scheduled orders, in most cases without penalty. Therefore, backlog may not be a meaningful indicator of future financial results.

Results of Operations

The following table sets forth our statement of operations data in thousands of dollars.

	Fiscal Year Ended
	May 26, 2007	May 27, 2006	May 28, 2005
Net sales	$400,496	$303,978	$186,994
Cost of sales	328,569	250,394	163,205

Gross profit	71,927	53,584	23,789
Engineering	8,061	6,640	6,774
Selling, general and administrative	44,477	32,628	18,266
Amortization of identifiable intangible assets	2,745	3,105	1,386
Severance charges	1,476	658	—
Impairment charges – fixed assets and other	26,627	477	—
Impairment charges – goodwill	53,311	—	—

Operating income (loss)	(64,770)	10,076	(2,637)
Other income (expense), net	(4,994)	(7,635)	35

Income (loss) from continuing operations before income taxes and minority interests	(69,764)	2,441	(2,602)
Income tax expense	1,412	460	8

Income (loss) from continuing operations before minority interests	$(71,176)	$1,981	$(2,610)

The following table sets forth our statement of operations data as a percentage of net sales.

	Fiscal Year Ended(1)
	May 26, 2007	May 27, 2006	May 28, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.0	82.4	87.3

Gross profit	18.0	17.6	12.7
Engineering	2.0	2.2	3.6
Selling, general and administrative	11.1	10.7	9.8
Amortization of identifiable intangible assets	0.7	1.0	0.7
Severance charges	0.4	0.2	—
Impairment charges - fixed assets and other	6.6	0.2	—
Impairment charges - goodwill	13.3	—	—

Operating income (loss)	(16.2)	3.3	(1.4)
Other income (expense), net	(1.2)	(2.5)	—

Income (loss) from continuing operations before income taxes and minority interests	(17.4)	0.8	(1.4)
Income tax expense	0.4	0.2	—

Income (loss) from continuing operations before minority interests	(17.8)%	0.7%	(1.4)%

(1)	Percentages may not add due to rounding.

Net sales increased $96.5 million, or 31.8%, to $400.5 million, in fiscal 2007 compared to $304.0 million in fiscal 2006 and increased $117.0 million, or 62.6% in fiscal 2006 compared to $187.0 million in fiscal 2005.

As discussed above, we acquired Merix Asia on September 29, 2005. The timing of the acquisition, combined with the one-month lag in accounting for this segment (see Note 1 of Notes to Consolidated Financial Statements), means that these operations were not included in fiscal 2005 and fiscal 2006 only included 29 weeks, whereas in fiscal 2007, the results of operations were included in our results of operations for the entire year. This is the primary reason for the variation in revenue, cost of sales, gross profit and operating expenses in the three-year period. In addition, we acquired Merix San Jose in December 2004, which contributed to the increased revenue in fiscal 2006 compared to fiscal 2005. See “Segment Information” below for additional information.

Our fiscal 2007 revenues also reflected improvements in unit sales and pricing at certain segments as detailed below, as well as increases in quick-turn and premium revenues as compared to fiscal 2006. Quick-turn and premium revenues include revenues from products that sell at a premium over our standard base price as a result of rapid prototype manufacturing or the request by our customers to compress lead-time for higher volume orders. These factors are discussed in more detail below.

Our fiscal 2006 net sales reflect increased demand for both volume and quick-turn services business at Merix Oregon as compared to fiscal 2005. Unit shipments at Merix Oregon were 23% higher in fiscal 2006 than in fiscal 2005.

Segment Information

Net sales by segment were as follows (in thousands):

	Fiscal Year Ended,
	May 26, 2007	May 27, 2006	May 28, 2005
Merix Oregon	$210,044	$193,262	$173,757
Merix San Jose	35,303	32,256	13,237
Merix Asia	155,149	78,460	—

	$400,496	$303,978	$186,994

Gross profit by segment was as follows (in thousands):

	Fiscal Year Ended,
	May 26, 2007	May 27, 2006	May 28, 2005
Merix Oregon	$47,370	$34,848	$19,854
Merix San Jose	10,327	8,810	3,935
Merix Asia	14,230	9,926	—

	$71,927	$53,584	$23,789

Total assets by segment were as follows (in thousands):

	May 26, 2007	May 27, 2006
Merix Oregon	$162,217	$168,300
Merix San Jose	29,807	45,303
Merix Asia	94,833	165,327

	$286,857	$378,930

Per Unit Information

We define “unit” as the number of panel layers, which is the number of panels multiplied by average layer counts. Percentage increases (decreases) in unit volume and pricing were as follows:

	Fiscal 2007 Compared to Fiscal 2006	Fiscal 2006 Compared to Fiscal 2005
Merix Oregon:
Unit volume	(2.0)%	22.5%
Average unit pricing	10.9%	(9.2)%

Merix San Jose:
Unit volume	(9.3)%	81.6%
Average unit pricing	20.6%	34.2%

Merix Asia:
Unit volume	74.8%	N/A
Average unit pricing	13.1%	N/A

Overall:
Unit volume	43.9%	214.5%
Average unit pricing	(8.5)%	(48.3)%

The decline in the overall average unit pricing in fiscal 2007 compared to fiscal 2006 was due to the addition of Merix Asia sales for all of fiscal 2007 as compared to only 29 weeks in fiscal 2006, as the unit prices of the Merix Asia products are lower than those of Merix Oregon and Merix San Jose. This factor was partially offset by increased sales of higher-priced, quick-turn products and a shift in our product mix to more technologically advanced boards. Also, during the first quarter of fiscal 2007, we experienced a significant increase in the cost of copper laminate used in the production process, which resulted in us increasing the pricing on a significant portion of our products in the second half of fiscal 2007, particularly in Asia.

The overall increase in unit shipments in fiscal 2006 compared to fiscal 2005 was due to the addition of new customers to Merix Asia. Unit shipments also increased due to generally improved market demand in fiscal 2006 as compared to fiscal 2005, and increased layer count resulting from higher technology.

Merix Oregon and Merix San Jose

The decrease in unit volume at Merix Oregon in fiscal 2007 compared to fiscal 2006 resulted primarily from the combined effect of decreased demand of high layer count panels that was somewhat offset by an increase in higher technology HDI panels, which inherently have a lower layer count, resulting in the shipment of fewer panel layers. Merix Oregon average pricing increased as a result of an increase in shipment of higher technology HDI panels which, due to their high capacity usage, garner higher market prices. Unit volume in San Jose decreased while average pricing increased in fiscal 2007 compared to fiscal 2006 due primarily to an increase in higher technology HDI panel shipments, which garner higher pricing and utilize higher capacity when compared to standard panels.

Merix Asia

The improvement in unit volume in fiscal 2007 compared to fiscal 2006 was primarily due to the fact that we only had 29 weeks of activity reported in fiscal 2006 compared to a full year in fiscal 2007. See also the discussion regarding discontinued operations below. Merix Asia has contributed to our overall increase in sales as we are now able to offer higher-volume, lower cost production capabilities to historic North American Merix customers. The increase in unit volume was partially offset by management’s decision during the last three quarters of fiscal 2007 to disengage from unprofitable products, primarily related to higher laminate costs, or products that it believed would not reach acceptable profitability in a reasonable period of time.

The orders existing at the time of purchasing Merix Asia were heavily weighted to the automotive industry, which is generally a lower technology and lower margin business. We purposely begun shifting the Merix Asia order mix to higher technology, higher gross margin customers, which contributed to the increase in average unit pricing in Asia in fiscal 2007 compared to fiscal 2006. In addition, in the second half of fiscal 2007, we were able to effect price increases on a portion of our book of business to help absorb a portion of the increased copper laminate costs, which occurred primarily in the first two quarters of fiscal 2007.

Net Sales by End Market

The following table shows, for the periods indicated, the amount of net sales to each of our principal end-user markets and their percentage of our consolidated net sales (dollars in thousands):

	Fiscal Year Ended
	May 26, 2007		May 27, 2006		May 28, 2005
Communications & Networking	$176,011	43.9%	$158,146	52.0%	$137,398	73.5%
Computing & Peripherals	54,132	13.5%	34,298	11.3%	24,138	12.9%
Industrial & Medical	33,010	8.2%	27,073	8.9%	13,458	7.2%
Defense & Aerospace	19,827	4.9%	10,670	3.5%	4,076	2.2%
Automotive	73,677	18.4%	43,171	14.2%	4	—
Other	43,839	11.0%	30,620	10.1%	7,920	4.2%

	$400,496	100.0%	$303,978	100.0%	$186,994	100.0%

The increases in the markets were primarily due to the increases in unit volume and pricing as indicated above.

The growth in the Automotive, Computing & Peripherals and Other markets in fiscal 2007 compared to fiscal 2006 resulted from the addition of Merix Asia on September 29, 2005. We have also targeted the higher-technology Defense & Aerospace markets as a platform for Merix North America’s growth, which has caused sales in this category to increase 86%.

Communications and Networking remains our largest market segment and, while decreasing as a percentage our total business due to the inclusion of a full year of Merix Asia results, it grew 11.3% in fiscal 2007 when compared to fiscal 2006.

Net Sales by Geographic Region

Net sales by geographic region are defined by the region where the product is manufactured. Accordingly, net sales by geographic region are the same as net sales by segment.

Cost of Sales and Gross Profit

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead.

A number of costs (labor, utilities, manufacturing supplies, etc.) incurred by Merix Asia are denominated in either Hong Kong Dollars or the Chinese Renminbi. Changes in these currencies relative to the U.S. dollar affect our profitability.

Cost of sales increased $78.2 million, or 31.2%, to $328.6 million in fiscal 2007 compared to $250.4 million in fiscal 2006 and increased $87.2 million, or 53.4%, in fiscal 2006 compared to $163.2 million in fiscal 2005.

The increases in fiscal 2007 compared to fiscal 2006 and in fiscal 2006 compared to fiscal 2005 were primarily due to the increases in revenue as discussed above. In addition, the increase in fiscal 2007 was affected by an increase in copper laminate costs, which occurred primarily in the first quarter of fiscal 2007 and a shift in mix to higher-technology products that require higher-cost materials and additional labor to produce.

Our gross profit as a percentage of net sales by segment was as follows:

	Fiscal Year Ended,
	May 26, 2007	May 27, 2006	May 28, 2005
Merix Oregon	22.6%	18.0%	11.4%
Merix San Jose	29.3%	27.3%	29.7%
Merix Asia	9.2%	12.7%	n/a
Overall	18.0%	17.6%	12.7%

Merix Oregon and Merix San Jose

The increases in gross profit as a percentage of net sales for Merix Oregon and Merix San Jose in fiscal 2007 compared to fiscal 2006 primarily related to improved market demand and increasing unit prices, as well as a shift in mix to sales of more profitable products as discussed above. We also increased our mix of HDI products, which are more difficult to manufacture and command higher prices than our more traditional PCB business. These increases were partially offset by increases in raw material prices, primarily copper laminate. The effect on Merix Oregon and Merix San Jose due to the increases in copper laminate prices was not as significant as it was for Merix Asia as copper laminate is a smaller percentage of the overall product cost at Merix Oregon and Merix San Jose than at Merix Asia. In addition, these segments have been more successful in the passing along of the increases in copper costs through higher unit pricing.

The increases in gross profit as a percentage of net sales in fiscal 2006 compared to fiscal 2005 were primarily due to increased utilization of production capacity as sales volumes increased. Higher utilization of capacity increases gross profit because it results in a lower cost per unit produced. The increase in gross profit was offset by purchase accounting adjustments of $3.9 million at Merix Asia, employee incentive compensation of $3.2 million and the effect of the 9% decrease in average pricing at Merix Oregon.

Merix Asia

The decrease in gross profit as a percentage of net sales for Merix Asia in fiscal 2007 compared to fiscal 2006 primarily related to higher raw material costs, principally copper laminate, which was affected by a sharp rise in copper prices. Merix Asia also incurred increased outsourcing costs in fiscal 2007 in order to meet demand from its growing revenue base. Merix Asia’s gross profit as a percentage of net sales is lower than Merix Oregon and Merix San Jose partially due to the fact that it does not manufacture any higher-priced, quick-turn services or any significant volumes of technologically advanced products, which generate higher margins. Currently, Merix Asia only produces full lead time products. To the extent we are successful in transitioning away from Merix Asia’s current lower technology products to the relatively higher technology products, we anticipate that gross profit as a percentage of net sales will improve.

Engineering Costs

Engineering costs include indirect labor, materials and overhead to support customer design and the development of new manufacturing processes required to meet our customers’ technology requirements, as well as to support our current manufacturing processes.

Engineering costs increased $1.5 million, or 21.4%, to $8.1 million in fiscal 2007 compared to $6.6 million in fiscal 2006 and decreased $0.2 million, or 2.0%, in fiscal 2006 compared to $6.8 million in fiscal 2005.

The increase in fiscal 2007 compared to fiscal 2006 was primarily due to having a full year of activity at Merix Asia in fiscal 2007.

The decrease in engineering expense in fiscal 2006 compared to fiscal 2005 was due primarily to a reduction in headcount, largely offset by increases related to acquisitions.

Selling, General and Administrative Costs

Selling, general and administrative (“SG&A”) costs include indirect labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

SG&A costs increased $11.9 million, or 36.3%, to $44.5 million in fiscal 2007 compared to $32.6 million in fiscal 2006 and increased $14.3 million, or 78.6%, in fiscal 2006 compared to $18.3 million in fiscal 2005.

The increase in fiscal 2007 as compared to fiscal 2006 was primarily related to the addition of Merix Asia, increased salaries and related costs due to an increase in corporate headcount to support global operations and increased stock-based compensation due to the adoption of SFAS No. 123R in the first quarter of fiscal 2007. In addition, fiscal 2007 included increased Sarbanes Oxley (SOX) compliance fees due to the initial implementation of SOX in Merix Asia and increased legal fees related to securities litigation. SG&A costs in fiscal 2007 also included $0.7 million for a signing bonus for our new chief executive officer.

The increase in fiscal 2006 compared to fiscal 2005 was primarily attributed to the addition of $9.8 million of expenses as a result of acquiring Merix Asia during fiscal 2006, as well as incremental expenses of approximately $3.0 million due to the inclusion of a full fiscal year related to Merix San Jose during fiscal 2006. In addition, labor expenses increased in Merix Oregon by approximately $1.8 million and sales commissions paid by Merix Oregon increased by $1.1 million during fiscal 2006 due to increased sales levels. Fiscal 2006 also included restructuring charges of $1.1 million as a result of actions taken during the first quarter of fiscal 2006. These increases were partially offset by a $0.8 million charge in fiscal 2005 related to the abandonment of a business opportunity in Asia.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets was $2.7 million, $3.1 million and $1.4 million, respectively, in fiscal 2007, 2006 and 2005.

The $0.4 million decrease in fiscal 2007 compared to fiscal 2006 was primarily because Merix San Jose customer intangibles were fully amortized midway through fiscal 2007.

The increase in fiscal 2006 compared to fiscal 2005 was due primarily to the inclusion of a full fiscal year of amortization related to the Merix San Jose intangibles in fiscal 2006 compared to a half year during fiscal 2005, which resulted in increased amortization of approximately $1.3 million, and a $0.4 million increase related to the amortization of Merix Asia’s intangible assets.

Our identifiable intangible assets balance at May 26, 2007 was $11.2 million and current amortization is approximately $0.6 million per quarter.

Severance Charges

Severance charges of $1.5 million in fiscal 2007 primarily related to the resignation of our former Chief Executive Officer in the third quarter of fiscal 2007 and the resignation of our Chief Executive Officer of our Asia operation in the fourth quarter of fiscal 2007. Total severance charges included the following:

•	a lump-sum cash payment of $0.6 million and non-cash stock-based compensation of $0.1 million related to the issuance of stock-based awards upon the resignation of our former Chief Executive Officer;

•	recruiting fees of $75,000 related to a new Chief Executive Officer;

•	$0.2 million of cash severance related to the termination of another employee; and

•	$0.5 million of cash severance related to the resignation of our Chief Executive Officer of our Asia operation in the fourth quarter of fiscal 2007.

Severance charges of $0.7 million were recorded during the first quarter of fiscal 2006 to accrue for cost reduction actions that included a reduction in headcount across our manufacturing and support organizations, predominantly in Oregon, of approximately 130 positions.

Impairment Charges on Fixed Assets and Other

In the fourth quarter of 2007, we recorded a $26.6 million impairment charge related primarily to the property, plant and equipment and land use rights of our Hong Kong facility, which is part of our Merix Asia operating segment. Due to continuing and forecasted future operating losses, we performed an impairment analysis pursuant to SFAS No. 144. We primarily utilized market value analyses to determine the fair value of the assets. In addition, the $26.6 million charge includes $0.1 million related to certain assets at our Oregon facility which were determined to have limited future use.

Goodwill Impairment

Based on our fourth quarter review of the fair value of our Merix San Jose and Merix Asia operating segment net assets and their related book value, a $53.3 million charge for goodwill impairment was recorded. In estimating the fair value of the operating segments’ net assets, we utilized a present value of cash flow projections methodology. The declines in the estimated fair values of the operating segments resulted from lower historical operating results than previously anticipated and lower future estimated cash flows. The $53.3 million charge consisted of a $14.2 million charge for Merix San Jose and a $39.1 million charge for Merix Asia.

Debt Extinguishment Costs

Debt extinguishment costs of $1.8 million in fiscal 2006 related to the early redemption of our $25 million, 6.5% Convertible Debenture due May 2007, the prepayment of our $25 million Asia Term Loan and the prepayment of our $5 million Asia Revolving Loan.

Interest Income

Interest income decreased to $1.4 million in fiscal 2007 compared to $1.8 million in fiscal 2006 and $2.0 million in fiscal 2005.

The reduction in interest income in fiscal 2007 compared to fiscal 2006 was due primarily to lower average cash and investment balances due to cash used for the acquisition of Merix Asia in September 2005, as well as cash used for the repayment of $16.1 million of principal on our outstanding debt in fiscal 2007.

The reduction in interest income in fiscal 2006 compared to fiscal 2005 was due to the reduction in available cash for investing following the Merix Asia acquisition, largely offset by higher yields on invested balances due to higher interest rates.

Interest Expense

Interest expense decreased to $5.4 million in fiscal 2007 compared to $6.1 million in fiscal 2006 and increased in fiscal 2006 compared to $1.7 million in fiscal 2005.

Interest expense decreased in fiscal 2007 compared to fiscal 2006 due to lower overall borrowing costs resulting from the refinancing of a portion of the Merix Asia acquisition debt with the lower cost convertible bond offering in May 2006. Borrowing levels were also reduced in part by cash generated from operations, which was used to repay a portion of the outstanding borrowings.

Interest expense in fiscal 2007 also included the reversal of $257,000 of previously accrued interest due to a reduction in the principal amount of our subordinated promissory note from $11.0 million to $7.6 million upon the reduction in the purchase price of Merix Asia, which occurred in the second quarter of fiscal 2007. In addition, future interest expense related to the note will be approximately $135,000 per quarter compared to approximately $195,000 per quarter prior to the reduction in principal.

The increase in fiscal 2006 compared to fiscal 2005 was due to additional debt incurred to finance the Merix Asia acquisition.

Other Income (Expense), net

Net other expense decreased in fiscal 2007 compared to fiscal 2006 primarily due to the recording of several miscellaneous income items in Asia in fiscal 2007. The increase in fiscal 2006 compared to fiscal 2005 was due to foreign currency losses incurred by Merix Asia subsequent to the acquisition in fiscal 2006.

Income Tax Expense

Our provision for income taxes is the result of the mix of profit and loss earned in various tax jurisdictions with a broad range of income tax rates. On a quarterly basis, we evaluate our provision for income taxes based on our projected consolidated results of operations for the full year and we record an adjustment during the current quarter accordingly.

In fiscal 2007, 2006 and 2005, our effective income tax rate was (2.0)%, 18.8% and 0.3%, respectively.

The provision for income taxes in fiscal 2007 of (2.0)% differed from tax computed at the federal statutory rate primarily due to various nondeductible charges relating to foreign activities, specifically the impairment of goodwill, certain interest and intercompany transactions and tax losses incurred by some foreign entities for which no benefit has been realized due to increasing the valuation allowance against the related deferred tax asset.

The provision for income taxes in fiscal 2006 of 18.8% differed from tax computed at the federal statutory rate primarily as a result of our mix of profit and loss earned in various tax jurisdictions with a broad range of income tax rates, the release of a valuation allowance against deferred tax assets and the utilization of net operating loss carryforwards.

We did not record a benefit for income taxes during fiscal 2005, as the resulting deferred tax assets were fully reserved against.

We indefinitely reinvest the cumulative undistributed earnings of our foreign subsidiaries. We will provide for United States income taxes on the earnings of foreign subsidiaries to the extent foreign subsidiaries have positive taxable earnings and they are not considered indefinitely reinvested outside of the United

States. At May 26, 2007, the cumulative earnings and profits of foreign subsidiaries was a taxable deficit and there were no dividends from foreign subsidiaries during fiscal 2007. Accordingly, no U.S. income tax on earnings of foreign subsidiaries was provided.

China passed a unified enterprise income tax law in March 2007. The new law takes effect on January 1, 2008. In the fourth quarter of fiscal 2007, the newly enacted rates were applied to the existing deferred tax balance and the related valuation allowance. As a result, the deferred tax balance increased by $1.1 million with an offsetting increase in the valuation allowance.

Discontinued Operations

On September 29, 2006, Merix Holding (Hong Kong) Limited (“Merix Hong Kong”) entered into an agreement with Citi-Power Investment Limited (“Citi-Power”) to sell Merix Hong Kong’s 90% shareholding interest in the Lomber single-sided manufacturing facility located in Huizhou City in the PRC (“Lomber Facility”) for a nominal amount.

Also on September 29, 2006, Merix Hong Kong entered into an agreement with Excel Hero (China) Limited (“EXCEL”) to sell its 85.29% shareholding interest in its single-sided manufacturing facility located in Dongguan City in the PRC (“Dongguan Facility”) for a nominal amount.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded the related assets and liabilities as current assets and liabilities on our balance sheet at the lower of their carrying amount or fair value, less cost to sell, upon being classified as discontinued operations. The combined net book value of the Dongguan and Lomber facilities was approximately $1.07 million upon their classification as discontinued operations and their fair value, less selling costs was determined to be approximately $120,000. Accordingly, during the quarter ended November 25, 2006, we recorded an impairment charge of approximately $1.26 million as a component of loss from discontinued operations and a reversal of a portion of this impairment charge of $158,000 was recorded in the third quarter of fiscal 2007 upon final disposition of the Dongguan and Lomber facilities.

The results of operations for the Dongguan and Lomber facilities have been reclassified as discontinued operations for all periods presented. Certain financial information related to discontinued operations was as follows (in thousands):

	Fiscal Year Ended,
	May 26, 2007	May 27, 2006
Revenue	$8,597	$5,004
Net impairment related to assets of discontinued operations	(1,062)	—
Pre-tax loss	(470)	(177)

Assets of discontinued operations included accounts receivable, inventory, property, plant and equipment and land rights. Liabilities of discontinued operations included accounts payable and accrued expenses.

On March 31, 2007, Merix Asia sold the stock of Merix Holding (Hong Kong) Limited, the holding company of the Lomber Facility and Dongguan Facility to East Bridge Group Limited for an amount approximately equal to the book value of the facilities.

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of May 26, 2007 consisted of $17.2 million of cash and cash equivalents, $9.0 million of short-term investments and $55.0 million available under our revolving bank credit agreement, described below. We expect our capital resources to be sufficient to fund our operations and known capital requirements for at least one year from May 26, 2007.

We have a Loan and Security Agreement with a bank group (the “Loan Agreement”) under which the lenders currently provide a revolving line of credit of up to $55.0 million based on a borrowing base consisting primarily of our accounts receivable. The obligations under the Loan Agreement are secured by substantially all of our U.S. assets. The borrowings bear interest at (a) either the prime rate or LIBOR, plus (b) an additional margin based on certain performance criteria. As of May 26, 2007, no amounts were outstanding under the Loan Agreement and the entire $55.0 million was available for future borrowings on the revolving line of credit. The Loan Agreement contains a number of restrictive covenants, all of which we were in compliance with as of May 26, 2007. Specifically, our ability to invest or loan additional funds to Merix Asia is limited, subject to certain conditions, to $25 million in the aggregate at any time. This limit may negatively affect Merix Asia and, in particular, our plans to expand the production capacity of our plant in Huiyang in the People’s Republic of China. We are discussing alternatives with our lenders, although we may not be able to increase this limit. As of May 26, 2007, we had invested approximately $6.3 million against this limit.

In fiscal 2007, cash and cash equivalents and short-term investments decreased $4.6 million to $26.2 million as of May 26, 2007 from $30.8 million as of May 27, 2006 primarily as a result of the use of $19.8 million for the purchase of property, plant and equipment, $16.1 million used for the repayment of debt and $1.2 million for the repayment of capital lease obligations, partially offset by $26.4 million of cash generated by operations and $5.6 million received from the exercise of stock options.

Accounts receivable, net of allowances for bad debts, increased $1.5 million to $76.8 million as of May 26, 2007 from $75.3 million as of May 27, 2006, primarily due to an increase in our days sales outstanding. Our days sales outstanding, calculated on a quarterly basis, was 75 days at May 26, 2007 compared to 69 days at May 27, 2006. This increase was partially offset by lower sales in the fourth quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006.

Inventories, net of obsolescence and other reserves, increased $1.8 million to $25.2 million as of May 26, 2007 compared to $23.4 million as of May 27, 2006. The increase primarily was due to increased consignment inventory at customer locations, as well as increased raw material costs, principally relating to copper laminates, which have risen due to changes in commodity copper prices. Our annualized inventory turnover rate, calculated on a quarterly basis, was 12.5 times for the quarter ended May 26, 2007 and 13.1 times for the quarter ended February 25, 2006.

Accrued compensation decreased $4.2 million to $7.8 million as of May 26, 2007 compared to $12.0 million as of May 27, 2006. This was primarily due to a decrease in the accrual for employee bonuses. The bonus accrual at May 27, 2006 for fiscal 2006 was greater than the bonus accrual at May 26, 2007 was greater than at May 27, 2006 due to better performance relative to bonus targets in fiscal 2006 than in fiscal 2007.

Other accrued liabilities decreased $3.1 million to $7.8 million as of May 26, 2007 compared to $10.9 million as of May 27, 2006. The change primarily was due to a $1.8 million reduction in a payable to the former owner of Merix Asia. Both parties agreed to offset receivables and payables during fiscal 2007.

Expenditures for property, plant and equipment of $19.8 million in fiscal 2007 primarily consisted of expenditures for upgrading equipment and facilities in Merix Asia to improve the efficiency of the facilities and to comply with regulations, the upgrading of equipment in North America to improve efficiency of the manufacturing facilities and process higher technology products, as well investing in a new global enterprise resource planning (“ERP”) system. We estimate our total capital expenditures in fiscal 2008 to be approximately $30 to $34 million, including a significant portion of the approximately $13 million for a project related to significantly expanding both the capacity and the technological capabilities of our Huiyang, China-based factory. We anticipate that this investment will allow us to expand margins and profitably grow our revenues in this region and accelerate Merix Asia’s technological capabilities to better support our customers’ needs.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of May 26, 2007 was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Asset retirement obligations	$1,106	$—	$—	$—	$1,106
4% Convertible debenture	70,000	—	—	—	70,000
Subordinated note payable	7,594	2,094	5,500	—	—
Capital lease obligations	467	463	4	—	—
Operating lease obligations	8,356	1,643	2,596	1,916	2,201
Capital purchase obligations	7,806	7,806	—	—	—

Total	$95,329	$12,006	$8,100	$1,916	$73,307

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	revenue recognition;

•	the allowance for doubtful accounts;

•	valuation of excess and obsolete inventory and idle facilities;

•	the valuation and impairment of long-lived assets;

•	the valuation and impairment of goodwill and other intangible assets;

•	stock-based compensation;

•	warranty liabilities;

•	legal contingencies; and

•	accounting for income taxes.

It is reasonably possible that the estimates we make may change in the future.

Revenue Recognition

We recognize revenue upon the shipment of our products to the customer provided that we have received a purchase order, the price is fixed, title has transferred to the customer, collection of the resulting receivable is reasonably assured, product returns are reasonably estimable, there are no further customer acceptance requirements and there are no remaining significant obligations. Provisions for estimated sales returns and adjustments are made at the point of revenue recognition based on historical experience. Sales adjustments are charged against consolidated net sales, disputed freight charges are charged against cost of sales and other customer accommodations are typically charged against operating expenses. Other customer accommodations represent additional costs incurred beyond the sale of the product to uphold the quality of the products sold and to maintain customer satisfaction.

Consignment sales are recognized at the time that all criteria of revenue recognition described above have been satisfied by the consignee.

Allowance for Doubtful Accounts

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

Valuation of Excess and Obsolete Inventories and Idle Facilities

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

On May 28, 2006, we adopted SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are required to estimate the amount of idle capacity and allocate and expense amounts in the current period. Pursuant to SFAS No. 151, during the fourth quarter of fiscal 2007, we expensed $0.5 million related to abnormally low production volumes.

Valuation and Impairment of Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” our long-lived assets to be held and used in the business are reviewed for impairment when circumstances indicate that the carrying amount may not be recoverable. We consider a trend of unsatisfactory operating results that are not in line with management’s expectations to be our primary indicator of potential impairment. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that the fair values are reduced for disposal costs. Considerable management judgment and assumptions are necessary to identify indicators of impairment and to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

See Note 14 of Notes to Consolidated Financial Statements for a discussion of impairment charges in fiscal 2007 and fiscal 2006. There were no impairment charges recorded during fiscal 2005.

Valuation and Impairment of Goodwill and Other Intangible Assets

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and other identifiable intangible assets with indefinite lives are not amortized. Instead, they are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment exists. As required by SFAS No. 142, in our impairment test of goodwill, we compare the fair value of the applicable reporting unit to its carrying value. If the carrying value of the reporting entity exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of the goodwill over its implied fair value. In the impairment tests for other indefinite-lived intangible assets, we compare the estimated fair value of the indefinite-lived intangible assets to the carrying value. If the carrying value exceeds the estimate of fair value, we calculate impairment as the excess of the carrying value over the estimate of fair value.

See Note 14 of Notes to Consolidated Financial Statements for information regarding goodwill impairment charges in fiscal 2007.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate that the carrying value may be impaired in accordance with SFAS No. 144, as discussed above.

Stock-Based Compensation

On May 28, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards granted to our employees and directors based on the estimated fair value of the award on the grant date. We elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption over the remainder of the requisite service period. Our deferred stock-based compensation balance of $1.1 million as of May 27, 2006, which was accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” was reclassified to common stock upon the adoption of SFAS No. 123R. As of May 26, 2007, unrecognized stock-based compensation related to outstanding, but unvested stock options and restricted stock awards was $2.7 million and $1.6 million, respectively, which will be recognized over the weighted-average remaining vesting periods of 1.9 years and 3.4 years, respectively.

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

On May 25, 2005, our Board of Directors accelerated vesting of outstanding “underwater” employee stock options with exercise prices greater than $8.00 per share. Approximately 1.3 million options, or approximately 39% of the total outstanding options as of May 25, 2005, with varying remaining vesting schedules, were subject to this acceleration and became immediately exercisable. As a result of this acceleration, we estimated that it would reduce the amount of compensation expense recorded due to the effects of SFAS No. 123R by approximately $329,000 for fiscal 2007 and an additional $300,000 in total for subsequent fiscal years. This acceleration only related to specific underwater options and, accordingly, is not representative of the overall impact that SFAS No. 123R will have on our results of operations, cash flows or liquidity.

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

Compensation expense is only recognized on awards that ultimately vest. Therefore, we have reduced the compensation expense to be recognized over the vesting period for anticipated future forfeitures. Forfeiture estimates are based on historical forfeiture patterns. We update our forfeiture estimates as warranted and recognize any changes to accumulated compensation expense in the period of change. If actual forfeitures differ significantly from our estimates, our results of operations could be materially impacted.

Warranty Liabilities

We generally warrant our products for a period of up to twelve months from the point at which the rights and rewards of ownership of the product is transferred to the customer. However, our Merix Asia facility generally honors warranty claims for a period of up to three years from the point at which the product is sold. We record a liability for the estimated cost of the warranty upon transfer of ownership of our products to the customer. The warranty liability is calculated based on our historical experience of expenses resulting from the warranty program for the twelve preceding months for Merix Oregon and Merix San Jose and for the preceding three-year period for Merix Asia.

Legal Contingencies

In accordance with SFAS No. 5, “Accounting for Contingencies,” all legal contingencies, which are judged to be both probable and estimable, are recorded as liabilities in the consolidated balance sheets based on our best estimates of the costs of resolving or disposing of the underlying claims. We regularly monitor our estimates in light of current developments and changes in circumstances and we adjust our legal reserves accordingly. If no particular amount is determined to constitute our best estimate of a particular legal contingency, a range of our estimate of the costs of resolving or disposing of the underlying claim is disclosed and we will accrue for the low end of the range of costs, unless otherwise disclosed. Legal reserves are expensed in the period in which they occur. Considerable management judgment and assumptions are necessary to estimate legal contingency reserves. Accordingly, actual results could vary significantly from such estimates.

It is our policy to accrue legal fees when it is probable that we will have to defend against known claims or allegations and we can reasonably estimate the amount of anticipated expense.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our funds available for investment and interest expense on our debt obligations. We seek to mitigate our exposure by limiting default risk, market risk and reinvestment risk on our investment portfolio. We mitigate default risk by investing in high-credit quality securities. We do not believe that changes in interest rates would have a material effect on our liquidity, financial condition or results of operations.

We are exposed to interest rate risk relating to our domestic credit facility agreement, which bears interest at (a) either the prime rate or LIBOR, plus (b) an additional margin based on certain performance criteria. No amounts were outstanding under this credit facility at May, 26, 2007.

Foreign Currency Risk

We are exposed to foreign currency fluctuation as a result of our international operations. Our primary foreign currency exposure stems from operating costs relating to manufacturing operations in Hong Kong and the PRC. Substantially all of our consolidated net sales are denominated in U.S. Dollars. We do not currently engage in derivative activities to hedge against foreign currency risk. However, we regularly evaluate our risk management options. Net foreign currency transaction losses were $0.7 million during both fiscal 2007 and 2006 and were insignificant in fiscal 2005.

Fair Value of Fixed-Rate Debt

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The book value of our fixed rate debt and the fair value, based upon open market trades, if available, or discounted cash flows, was as follows at May 26, 2007 (in thousands):

May 26, 2007
Book value of fixed rate debt	$77,594

Fair value of fixed rate debt	$67,382

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and for assessing the effectiveness of the Company’s internal control over financial reporting as of May 27, 2006. As defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP).

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

Management conducted, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer), an evaluation of the effectiveness of our internal control over financial reporting as of May 27, 2006. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting, we identified the following material weakness in our internal control over financial reporting as of May 26, 2007:

Merix Asia was acquired in September 2005. Upon acquisition, Merix Asia had weak internal controls over financial reporting and needed to develop processes to strengthen its accounting systems and control environment management. We have devoted significant time and resources to improving the internal controls over financial reporting since the acquisition. However, as of May 26,2007, Merix management did not maintain sufficient controls to adequately monitor the accounting and financial reporting of our Merix Asia operations. This material weakness resulted in adjustments to our 2007 annual consolidated financial statements that were identified by management and the external auditors. Additionally, this control deficiency could result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Remediation Steps to Address Material Weakness

Because of the material weakness identified in our evaluation of internal control over financial reporting, we performed and plan to perform additional steps to enhance internal control over financial reporting. Our procedures included, but were not limited to, the following:

•

We completed a comprehensive review of inventories in Asia, including a detailed tie out to physical inventory counts. We also reviewed inventory data from interim quarters in fiscal 2007 to ensure no material misstatement occurred.

•

We plan to perform physical inventory counts at each quarter-end during fiscal 2008 until our global enterprise resource planning system is in place for our Asia operations. Previously, this was an annual control, which highlighted an inventory issue at year-end.

•

Beginning in the third quarter of fiscal 2007, we have devoted time and resources to implement and improve the cost accounting systems for Merix Asia and to strengthen our analytical procedures focused on trends and variance analysis to budgets and forecasts. Today, these processes are not formally documented. In fiscal 2008, we plan to implement detailed periodic reviews of the results of Merix Asia with documented results and follow-up actions to improve the control currently in place. Additionally, these reviews will provide for more formal communication processes related to financial statement adjustments and changes in the internal control environment.

•	We have invested significant amounts of time and expense on training for financial personnel in Asia and in the US. We have also begun more frequent oversight trips to Asia.

•

We continue to work toward the world-wide implementation of our global enterprise resource planning (“ERP”) system and expect Merix Asia to adopt this system prior to the end of fiscal 2008. The new ERP system will allow for greater consistency of accounting processes and internal controls between our US and Asia operations and it will give us greater visibility into the accounting records and accounting practices in Merix Asia.

•	We will continue to reaffirm a tone that compliance with our controls over financial reporting is extremely important and we will continue to impress that throughout our company.

•	We have hired a third party to perform a focused procedural audit of areas we believe represent higher risk in Merix Asia. We plan to continue to have third party internal audits performed.

•

We are realigning our organization structure across the company along function lines. We believe this will result in more accountability across the organization and allow for sharing of best practices across all functions and will improve the overall control environment.

Based on our assessment and as a result of the material weakness described above, our management concluded that, as of May 26, 2007, our internal control over financial reporting was not effective based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of May 26, 2007 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included on page 46 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Merix Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Merix Corporation did not maintain effective internal control over financial reporting as of May 26, 2007, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Merix Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

The Company did not maintain sufficient controls to adequately monitor the accounting and financial reporting of the Merix Asia operations. This material weakness resulted in adjustments to the Company’s 2007 annual consolidated financial statements that were identified by management and the external auditors. Additionally, this control deficiency could result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated August 14, 2007, which expressed an unqualified opinion on those financial statements.

In our opinion, management’s assessment that Merix Corporation did not maintain effective internal control over financial reporting as of May 26, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Merix Corporation has not maintained effective internal control over financial reporting as of May 26, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ GRANT THORNTON LLP

Portland, Oregon
August 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Merix Corporation

We have audited the accompanying consolidated balance sheet of Merix Corporation and subsidiaries (the “Company”) as of May 26, 2007, and the related consolidated statement of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merix Corporation and subsidiaries as of May 26, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of Merix Corporation as of May 27, 2006 and for each of the two years in the period ended May 27, 2006 were audited by other auditors. As described in Note 7, these financial statements have been revised to reflect the reclassification of the net assets and the results of operations for the Dongguan and Lomber facilities as discontinued operations for all periods presented. Our audit procedures with respect to the disclosures in Note 7 related to 2006 and 2005 included auditing the reclassification of the discontinued operations in the 2006 and 2005 financial statements and the related disclosures. In our opinion, the revisions to the financial statements and related disclosures for 2006 and 2005 in Note 7 are appropriate and have been appropriately applied. However, we were not engaged to audit, review, or apply any procedures to the 2006 and 2005 financial statements of the Company other than with respect to such revisions and related disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2006 or 2005 financial statements taken as a whole.

As discussed in Note 1 of Notes to Consolidated Financial Statements, effective May 28, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Merix Corporation’s internal control over financial reporting as of May 26, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 14, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ GRANT THORNTON LLP

Portland, Oregon
August 14, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Merix Corporation:

In our opinion, the consolidated balance sheet as of May 27, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended May 27, 2006, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 7, present fairly, in all material respects, the financial position of Merix Corporation and its subsidiaries at May 27, 2006, and the results of their operations and their cash flows for each of the two years in the period ended May 27, 2006, in conformity with accounting principles generally accepted in the United States of America (the 2006 financial statements before the effects of the adjustments discussed in Note 7 are not presented herein). In addition, in our opinion, the financial statement schedule for each of the two years in the period ended May 27, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations described in Note 7 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

August 23, 2006

MERIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 26, 2007	May 27, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$17,175	$12,280
Short-term investments	9,025	18,525
Accounts receivable, net of allowances for doubtful accounts of $3,168 and $2,683	76,825	75,277
Inventories, net	25,231	23,367
Income taxes receivable	295	—
Assets held for sale	1,206	1,987
Assets of discontinued operations	—	3,254
Other current assets	6,824	5,356

Total current assets	136,581	140,046

Property, plant and equipment, net of accumulated depreciation of $119,949 and $102,977	101,264	122,184
Goodwill	31,614	89,889
Definite-lived intangible assets, net of accumulated amortization of $7,237 and $4,492	11,171	13,916
Leasehold land use rights, net	1,254	6,330
Deferred financing costs, net	4,732	5,653
Assets of discontinued operations	—	781
Other assets	241	131

Total assets	$286,857	$378,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,532	$7,655
Accounts payable	45,918	46,956
Accrued compensation	7,779	11,979
Accrued warranty	2,129	2,297
Other accrued liabilities	7,805	10,903
Income taxes payable	352	134
Liabilities of discontinued operations	—	578

Total current liabilities	66,515	80,502

Long-term debt	75,503	91,077
Other long-term liabilities	1,845	1,108

Total liabilities	143,863	172,687

Minority interest	4,550	4,118
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding 20,844 shares at May 26, 2007 and 19,806 shares at May 27, 2006	212,334	204,831
Deferred stock-based compensation	—	(1,096)
Accumulated deficit	(74,055)	(1,623)
Accumulated other comprehensive income	165	13

Total shareholders’ equity	138,444	202,125

Total liabilities and shareholders’ equity	$286,857	$378,930

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the 52-Week Period Ended
	May 26, 2007	May 27, 2006	May 28, 2005
Net sales	$400,496	$303,978	$186,994
Cost of sales	328,569	250,394	163,205

Gross profit	71,927	53,584	23,789

Operating expenses:
Engineering	8,061	6,640	6,774
Selling, general and administrative	44,477	32,628	18,266
Amortization of identifiable intangible assets	2,745	3,105	1,386
Severance charges	1,476	658	—
Impairment charges - fixed assets and other	26,627	477	—
Impairment charges - goodwill	53,311	—	—

Total operating expenses	136,697	43,508	26,426

Operating income (loss)	(64,770)	10,076	(2,637)

Other income (expense):
Debt extinguishment costs	—	(1,820)	—
Interest income	1,378	1,837	2,013
Interest expense	(5,353)	(6,059)	(1,681)
Other income (expense), net	(1,019)	(1,593)	(297)

Total other income (expense), net	(4,994)	(7,635)	35

Income (loss) from continuing operations before income taxes and minority interests	(69,764)	2,441	(2,602)
Income tax expense	1,412	460	8

Income (loss) from continuing operations before minority interests	(71,176)	1,981	(2,610)
Minority interest in net income of consolidated subsidiaries	739	372	—

Income (loss) from continuing operations	(71,915)	1,609	(2,610)
Loss from discontinued operations, net of income tax expense of $47, $0 and $0, respectively	(517)	(177)	—

Net income (loss)	$(72,432)	$1,432	$(2,610)

Basic income (loss) per share from continuing operations	$(3.52)	$0.08	$(0.14)
Basic income (loss) per share from discontinued operations	(0.03)	(0.01)	—

Basic net income (loss) per share	$(3.55)	$0.07	$(0.14)

Diluted income (loss) per share from continuing operations	$(3.52)	$0.08	$(0.14)
Diluted income (loss) per share from discontinued operations	(0.03)	(0.01)	—

Diluted net income (loss) per share	$(3.55)	$0.07	$(0.14)

Shares used in per share calculations:
Basic	20,406	19,519	19,224

Diluted	20,406	19,715	19,224

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Unearned Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at May 29, 2004	19,068	$198,979	$(119)	$(445)	$—	$198,415	$
Net loss	—	—	—	(2,610)	—	(2,610)		(2,610)
Exercise of stock options	71	513	—	—	—	513		—
Issuance of stock under defined contribution plan	162	1,577	—	—	—	1,577		—
Issuance of restricted stock to employees	46	439	(439)	—	—	—		—
Amortization of unearned stock compensation	—	—	116	—	—	116		—
Shares repurchased, surrendered or canceled	(6)	(50)	50	—	—	—		—

Balance at May 28, 2005	19,341	201,458	(392)	(3,055)	—	198,011		(2,610)

Net income	—	—	—	1,432	—	1,432		1,432
Foreign currency translation adjustment, net of tax	—	—	—	—	13	13		13
Exercise of stock options	212	1,363	—	—	—	1,363		—
Issuance of stock under defined contribution plan	151	1,070	—	—	—	1,070		—
Issuance of restricted stock to employees	112	873	(873)	—	—	—		—
Issuance of stock to employee	10	51	—	—	—	51		—
Performance stock option grants	—	232	(232)	—	—	—		—
Amortization of unearned stock compensation	—	—	185	—	—	185		—
Shares repurchased, surrendered or canceled	(20)	(216)	216	—	—	—		—

Balance at May 27, 2006	19,806	204,831	(1,096)	(1,623)	13	202,125		1,445

Net loss	—	—	—	(72,432)	—	(72,432)		(72,432)
Foreign currency translation adjustment, net of tax	—	—	—	—	3	3		3
Effect of initial adoption of SFAS No. 158	—	—	—	—	149	149		17
Exercise of stock options	724	5,586	—	—	—	5,586		—
Issuance of restricted stock to employees	198	—	—	—	—	—		—
Share based compensation expense	—	1,850	—	—	—	1,850		—
Issuance of stock under defined contribution plan	126	1,234	—	—	—	1,234		—
Reversal of unearned stock compensation upon adoption of SFAS No. 123R	—	(1,096)	1,096	—	—	—		—
Shares repurchased, surrendered or canceled	(10)	(71)	—	—	—	(71)		—

Balance at May 26, 2007	20,844	$212,334	$—	$(74,055)	$165	$138,444		$(72,412)

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the 52-Week Period Ended
	May 26, 2007	May 27, 2006	May 28, 2005
Cash flows from operating activities:
Net income (loss)	$(72,432)	$1,432	$(2,610)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,226	21,791	15,300
Contribution of common stock to defined contribution plan	1,234	1,070	1,577
Share-based compensation expense, net	1,850	236	116
Minority interest in net income of consolidated subsidiaries	739	372	—
Inventory purchase adjustment	—	3,885	—
Asset impairment charges	80,773	549	131
Debt extinguishment charges	—	1,257	—
Other non-cash (income) expense	—	—	20
Cash of discontinued operations	—	(336)	—
Changes in assets and liabilities:
Accounts receivable, net	(1,863)	(9,111)	(4,417)
Inventories, net	(847)	(3,100)	(578)
Income taxes receivable	(295)	—	—
Other assets	196	207	(2,075)
Accounts payable	(955)	(5,111)	(345)
Accrued compensation	(2,147)	7,393	565
Accrued warranty	(190)	(2,206)	458
Income taxes payable	340	(124)	6
Other accrued liabilities	(3,275)	(2,563)	1,632

Net cash provided by operating activities	26,354	15,641	9,780

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,795)	(7,246)	(15,813)
Proceeds from disposal of property, plant and equipment	999	40	—
Acquisition of businesses, net of cash acquired and debt assumed	—	(103,928)	(41,325)
Purchases of investments	(179,025)	(32,000)	(100,830)
Sales and maturities of investments	188,525	82,030	149,450

Net cash used in investing activities	(9,296)	(61,104)	(8,518)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	143,200	—
Principal payments on long-term borrowings	(16,125)	(87,742)	—
Deferred financing costs	—	(7,048)	—
Payments on capital lease obligations	(1,166)	(761)	—
Proceeds from exercise of stock options	5,586	1,363	513
Reacquisition of common stock	(71)	(6)	—
Due from affiliate, net	(387)	1,214	—
Distribution to minority shareholder	—	(1,607)	—

Net cash provided by (used in) financing activities	(12,163)	48,613	513

Increase in cash and cash equivalents	4,895	3,150	1,775

Cash and cash equivalents:
Beginning of year	12,280	9,130	7,355

End of year	$17,175	$12,280	$9,130

Supplemental Cash Flow Information:
Cash paid for income taxes	$1,413	$584	$2
Cash paid for interest	5,300	4,596	1,650

Supplemental Disclosure of Non-Cash Activity:
Issuance (reduction) of promissory note related to acquisition	$(3,406)	$11,000	$2,000
Assumption of debt and capital lease obligations in acquisition	—	6,035	—
Other purchase price adjustments	(1,435)	—	—
Issuance of stock to employees	—	924	439
Increase to asset retirement obligation	100	7	366

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Merix Corporation, an Oregon corporation, was formed in March 1994. Merix is a leading global manufacturing service provider for technologically advanced printed circuit boards (“PCBs”) for original equipment manufacturer (“OEM”) customers, and their electronic manufacturing service (“EMS”) providers. The Company’s principal products are complex multi-layer rigid PCBs, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The market segments the Company serves are primarily in commercial equipment for the Communications and Networking, Computing and Peripherals, Industrial and Medical, Defense and Aerospace and Automotive markets. The Company’s markets are generally characterized by rapid technological change, high levels of complexity and short product life-cycles, as new and technologically superior electronic equipment is continually being developed.

The Company has focused its efforts on shortened lead time delivery (also known as quick-turn services), manufacturing more technologically advanced designs and volume production. To enable its strategies, the Company made two significant recent acquisitions:

•

In December 2004, the Company acquired Merix San Jose (formerly Data Circuits Systems, Inc.), a leader in quick-turn services, to expand in this higher margin segment of the PCB market and to provide sales synergies with Merix’ Oregon operations.

•

In September 2005, the Company acquired Merix Asia (formerly Eastern Pacific Circuits Holdings Limited) to gain immediate access to the growing and lower-cost Asian markets. The principal assets acquired in the Merix Asia acquisition were three multi-layer PCB factories, one of which was located in Hong Kong and two in southeastern China.

Subsidiaries

On December 9, 2004, Merix Corporation purchased all of the outstanding capital stock of Data Circuit Holdings, Inc., the parent company of Data Circuit Systems, Inc. Data Circuit Systems, Inc. was renamed Merix San Jose, Inc. (referred to as “Merix San Jose”) and became a wholly-owned subsidiary of Merix Corporation. Located in San Jose, California, Merix San Jose is a quick-turn services manufacturer of complex, multilayer printed circuit boards. The results of Merix San Jose have been included in the consolidated financial statements since the date of acquisition. On May 26, 2007, Merix San Jose, Inc. was merged into Merix Corporation.

On September 29, 2005, Merix Corporation acquired the business operations of Eastern Pacific Circuits Holding Limited, which, together with its subsidiaries, are collectively referred to as “Merix Asia.” Located in Hong Kong and the People’s Republic of China, Merix Asia is a supplier of printed circuit boards. The results of Merix Asia have been included in the consolidated financial statements since the date of acquisition.

Merix Corporation has a direct sales force in the United States, Canada, the United Kingdom, the Netherlands, the People’s Republic of China, Hong Kong and Singapore.

Merix Corporation and its wholly and majority-owned subsidiaries are collectively referred to as “the Company” or “Merix.”

Fiscal Year

The Company’s fiscal year consists of a 52 or 53-week period that ends on the last Saturday in May. Fiscal years 2007, 2006 and 2005 each comprised of 52 weeks and ended on May 26, 2007, May 27, 2006 and May 28, 2005, respectively.

Basis of Consolidation

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned and majority-owned subsidiaries. Except for activity related to Merix Asia, for which certain intercompany amounts cannot be eliminated as discussed below, all inter-company accounts, transactions and profits have been eliminated in consolidation.

The Company’s financial reporting systems at Merix Asia are predominantly manual in nature. Due to the manual nature of the systems, Merix Asia requires significant time to process and review the transactions in order to assure the financial information is properly stated. Additionally, Merix Asia performs a complex financial consolidation of its subsidiaries prior to the Company’s final consolidation. The time required to complete Merix Asia’s consolidation, record inter-company transactions and properly report any adjustments, intervening and/or subsequent events requires the use of a one-month lag in consolidating the financial statements for Merix Asia with Merix Corporation. Inter-company transactions which occurred during these periods have been eliminated in consolidation. Inter-company balances resulting from transactions with Merix Asia during the one-month lag period have been netted and presented as a current liability on the consolidated balance sheet. The net inter-company payable, which was included as a component of accounts payable, totaled $0.8 million as of May 26, 2007 and $1.2 million as of May 27, 2006.

The Company selected a new enterprise resource planning (“ERP”) system to support its transition to a global business in May 2006. The Company is currently in the process of implementing the new ERP system, which, when complete, will allow for the streamlining of business processes and may eventually eliminate the need for the one-month reporting lag for Merix Asia.

Segment Reporting

The Company has three reportable business segments defined by geographic locations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information:” (1) Merix Oregon; (2) Merix San Jose; and (3) Merix Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. The Company’s operating segments are evidence of the internal structure of its organization. Each segment operates in the same industry with production facilities that produce similar customized products for its customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team. The Company’s chief operating decision maker is its Chief Executive Officer. Segment disclosures are presented to the gross profit level as this is the primary performance measure for which the segment managers are responsible.

Management’s Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates and judgments made by management of the Company relate to:

•	the allowance for doubtful accounts;

•	the valuation of excess and obsolete inventory and idle facilities;

•	the valuation and impairment of long-lived assets;

•	the valuation and impairment of goodwill and other intangible assets;

•	stock-based compensation;

•	warranty liabilities;

•	legal contingencies; and

•	accounting for income taxes.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. Due to their short-term nature, we estimate that the recorded value of our financial assets and liabilities approximated fair value as of May 26, 2007 and May 27, 2006.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The book value of our fixed rate debt and the fair value, based upon open market trades, if available, or discounted cash flows, was as follows at May 26, 2007 (in thousands):

May 26, 2007
Book value of fixed rate debt	$77,594

Fair value of fixed rate debt	$67,382

Foreign Currency Translation and Foreign Currency Transactions

The consolidated financial statements of the Company’s foreign subsidiaries have been translated in accordance with SFAS No. 52, “Foreign Currency Translation,” which requires that assets, liabilities and operations of a foreign entity be measured using the functional currency of that entity. The functional currency of the foreign subsidiaries is the U.S. Dollar, with the exception of the foreign sales offices, which use their respective local currencies as the functional currency.

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

Transactions involving a currency other than the functional currency generate a gain or loss from the fluctuation of the currency relative to the functional currency and are recorded in the consolidated statements of operations during the respective period in which they occur. The Company currently does not utilize any derivative instruments to mitigate potential foreign currency transaction losses. Net foreign currency transaction losses were $0.7 million during both fiscal 2007 and 2006 and were included as a component of other income (expense), net on our statements of operations. Net foreign currency transaction gains and losses were insignificant for fiscal 2005.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less at the date of purchase. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate fair value due to the short maturities.

Short-Term Investments

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” investments in auction rate securities are classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, as determined by quoted market prices, with unrealized holding gains and losses (if any), net of tax, classified as a separate component of shareholders’ equity. Upon sale of the investments, any previously unrealized holding gains or losses are recognized in the consolidated statements of operations. The specific identification method is used to determine the cost of securities sold. The Company reviews short-term investments on a periodic basis to evaluate whether such securities have experienced an other-than-temporary decline in fair value. If an other-than-temporary decline in value exists, an impairment charge is recorded within the consolidated statements of operations as the difference between the carrying value of the impaired investments and the net realizable value of the impaired investments.

Accounts Receivable, net

The Company makes ongoing estimates relating to the collectibility of the accounts receivable balance and the Company maintains a reserve for estimated losses resulting from the inability of the customers to make required payments. In determining the amount of the reserve, the Company considers its historical bad debt experience, ongoing credit evaluations of customers and changes in the customers’ businesses. Considerable management judgment and assumptions are necessary to identify uncollectible receivables and, accordingly, actual results could vary significantly from such estimates. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required.

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

Effective May 28, 2006, the Company adopted SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to estimate the amount of idle capacity and expense amounts in the current period. Pursuant to SFAS No. 151, during the fourth quarter of fiscal 2007, the Company expensed $0.5 million related to abnormally low production volumes at the Company’s Oregon operation as a component of cost of sales.

Assets Held for Sale

At May 26, 2007 and May 27, 2006, assets held for sale of $1.2 million and $2.0 million, respectively, related to certain assets held for sale and were recorded on the Company’s balance sheet at the lower of book value or estimated fair market value, less applicable selling costs, and are no longer being depreciated. See also Note 6.

Property, Plant and Equipment, net

With the exception of property, plant and equipment acquired through a business acquisition, property, plant and equipment are carried at cost less accumulated depreciation. Property, plant and equipment acquired through a business acquisition are accounted for as a purchase initially recorded at the estimated fair value based upon the allocated purchase price at the date of acquisition. Costs of improvements, including related interest and qualifying internal costs, are capitalized. Capitalized interest totaled $190,000, $0 and $40,000, respectively, in fiscal 2007, 2006 and 2005.

Costs of improvements include major improvements to existing property, plant and equipment and major upgrades or implementations in management information systems. Maintenance and repair costs are charged to expense as incurred, while improvements that significantly extend the useful life or significantly increase the capacity of the assets are capitalized. As property and equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the asset accounts and any gain or loss thereon is recorded. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the depreciable assets, which approximate up to 40 years for buildings and 3 to 10 years for machinery and equipment.

For Merix Oregon and Merix San Jose, leasehold improvements are amortized over the lesser of the economic life of the asset or the contractual term of the lease. Optional renewal periods are included in the contractual term of the lease if renewal is reasonably assured at the time the asset is placed in service.

For Merix Asia’s Huizhou facility, leasehold improvements are amortized over the economic useful life of ten years. Merix Asia’s Huizhou facility has noncancelable operating lease agreements with lease terms ending through fiscal 2008 with no stated lease renewal options. However, as it is reasonably assured that these lease agreements will be renewed and management has intentions to operate the leased manufacturing facilities indefinitely, the tenant improvements within the leased facilities are amortized over a period longer than the current underlying contractual lease obligations.

Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company recognizes the fair value of an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement obligation is capitalized as part of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The liability is accreted at the end of each period through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss upon settlement. Asset retirement obligations totaled $1.1 million at both May 26, 2007 and May 27, 2006 and were included as a component of Other long-term liabilities on our consolidated balance sheets.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company’s long-lived assets to be held and used in the business are reviewed for impairment when circumstances indicate that the carrying amount may not be recoverable. The Company considers a trend of unsatisfactory operating results that are not in line with management’s expectations to be its primary indicator of potential impairment. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that the fair values are reduced for disposal costs. Considerable management judgment and assumptions are necessary to identify indicators of impairment and to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

In the second quarter of fiscal 2007, the Company recorded a net $1.1 million asset impairment charge related to discontinued operations. In the fourth quarter of fiscal 2007, the Company recorded a $26.6 million impairment charge on fixed assets and other primarily related to the property, plant and equipment and land use rights of its Hong Kong facility. See Note 14 for additional information. In addition, it also included $0.1 million related to specific assets at our Oregon facility which were determined to have limited future use.

In fiscal 2006, the Company recorded a $477,000 asset impairment charge, which included a $146,000 charge relating to the impairment of long-lived assets held for sale and a $331,000 charge related to certain manufacturing equipment that was no longer being utilized. No asset impairment charges were recorded in fiscal 2005. See also Notes 7, 8 and 14.

Goodwill and Identifiable Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but tested for impairment, at least annually, or when events indicate that impairment may exist. The impairment test is a two step process. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill and other identifiable intangible assets. If the fair value of the reporting unit exceeds the carrying amount, goodwill and other identifiable intangible assets are not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step includes determining the implied fair value through further market research. The implied fair value of goodwill and other identifiable intangible assets is then compared with the carrying amount to determine if an impairment loss is recorded. The Company performed its testing in the fourth quarter of each fiscal year and determined that there was no impairment in fiscal 2006 or 2005.

In the fourth quarter of fiscal 2007, the Company determined that goodwill impairment charges totaling $53.3 million were required. A review of the implied fair value and related book value of the goodwill associated with the Merix San Jose and Merix Asia operations resulted in impairment charges of $14.2 million for Merix San Jose and $39.1 million for Merix Asia. See Note 14 for additional information.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate that the carrying value may be impaired in accordance with SFAS No. 144, as discussed above. The Company reviewed these assets for impairment during the fourth quarter of fiscal 2007 and determined that no impairment existed.

Leasehold Land Use Rights, Net

Leasehold land use rights, net represents amounts paid to lease land in Hong Kong and the People’s Republic of China. Amounts are paid at the beginning of the lease term and are amortized on a straight-line basis over the remaining period of the initial 50-year lease terms at the current rate of approximately $7,000 per quarter through 2052. See Note 14 for additional information.

Deferred Financing Costs

Debt issuance costs and loan origination fees paid, including incremental direct costs of completed loan agreements, are deferred and amortized at the rate of approximately $234,000 per quarter through November 2010 and $156,000 per quarter from December 2010 through May 2013 as a component of interest expense over the life of the debt to which they relate and are included on our consolidated balance sheets as deferred financing costs.

Warranty

The Company generally warrants its products for a period of up to twelve months from the point of sale. However, in certain circumstances, Merix Asia grants longer warranty periods to certain customers of up to three years. The Company records a liability for the estimated cost of the warranty upon transfer of ownership of the products to the customer. The warranty liability is calculated based on historical experience of expenses resulting from the warranty program for the twelve preceding months for Merix Oregon and Merix San Jose and for the preceding three year period for Merix Asia.

Warranty activity, adjusted for discontinued operations, for fiscal 2007, 2006 and 2005 was as follows (in thousands):

	Fiscal Year Ended
	May 26, 2007	May 27, 2006	May 28, 2005
Balance, beginning of period	$2,297	$1,519	$1,061
Warranty accrual acquired	—	3,006	—
Expense incurred	3,383	1,369	3,054
Settlements made during the period	(3,551)	(3,597)	(2,596)

Balance, end of period	$2,129	$2,297	$1,519

Revenue Recognition

The Company recognizes revenue upon the shipment of its products to the customer provided that the Company has received a purchase order, the price is fixed, title has transferred to the customer, collection of the resulting receivable is reasonably assured, product returns are reasonably estimable, there are no further customer acceptance requirements and there are no remaining significant obligations. Provisions for estimated sales returns and adjustments are made at the point of revenue recognition based on historical experience. Sales adjustments are charged against consolidated net sales, disputed freight charges are charged against cost of sales and other customer accommodations are typically charged against operating expenses. Other customer accommodations represent additional costs incurred beyond the sale of the product to uphold the quality of the products sold and to maintain customer satisfaction.

Consignment sales are recognized at the time the consignee sells and delivers consignment goods to end customers and all criteria of revenue recognition described above have been satisfied.

Shipping and Handling Charges

We incur costs related to shipping and handling of our manufactured products. We expense these costs as incurred as a component of cost of sales. We also incur shipping and handling charges related to the receipt of raw materials, which are recorded as a cost of the related inventory. Payments received from customers for shipping and handling costs are immaterial and are included as a component of net sales upon recognition of the related sale.

Concentrations of Risk

The Company is subject to concentrations of credit risk, primarily associated with cash and cash equivalents, short-term investments and accounts receivables. To mitigate risk associated with cash, cash equivalents, and investments, the Company places cash, cash equivalents, and investments with financial institutions with investment grade credit ratings. To mitigate risk associated with short-term investments, the Company further selects investments with creditworthy investees and diversifies the portfolio. The Company’s more significant credit risk is attributable to its accounts receivable. The Company’s credit risk surrounding accounts receivable is mitigated through (a) ongoing credit evaluations of customers, (b) monitoring of current changes in the customers’ businesses and (c) responding to circumstances promptly. The accounts receivable can either be due from an OEM customer or its electronic manufacturing service provider, depending upon the billing arrangement.

At May 26, 2007, five entities represented approximately 42.7% of the Company’s net accounts receivable balance, individually ranging from approximately 4% to 15%. At May 27, 2006, five entities represented approximately 39% of the Company’s net accounts receivable balance, individually ranging from approximately 5% to 15%. The risk in trade accounts receivable is limited due to the creditworthiness of entities to which the Company sells its products and the relatively stable geopolitical environment of the countries in which these entities reside. The Company has not experienced significant losses related to its accounts receivable in the past.

Certain of the Company’s products use types of laminate materials that are only available from a single supplier that holds a patent on the material. Although other manufacturers of advanced printed circuit boards must also use the same supplier, and the Company’s OEM customers generally determine the type of laminate materials used, a failure to obtain the material from the single supplier, for any reason, may cause disruption, and possible cancellation, of orders for printed circuit boards using that type of laminate, which, in turn, would cause a decrease in the Company’s consolidated net sales.

Legal Contingencies Reserve

In accordance with SFAS No. 5, “Accounting for Contingencies,” all legal contingencies, which are judged to be both probable and estimable, are recorded as liabilities in the consolidated balance sheets based on the Company’s best estimates of the costs of resolving or disposing of the underlying claims. The Company regularly monitors its estimates in light of current developments and changes in circumstances and the Company adjusts its legal reserves accordingly. If no particular amount is determined to constitute the Company’s best estimate of a particular legal contingency, a range of the Company’s estimate of the costs of resolving or disposing of the underlying claim is disclosed and the Company will accrue for the low end of the range of costs, unless otherwise disclosed. Legal reserves are expensed in the period in which they occur. Considerable management judgment and assumptions are necessary to estimate legal contingency reserves. Accordingly, actual results could vary significantly from such estimates.

It is the Company’s policy to accrue legal fees when it is probable that the Company will have to defend itself against known claims or allegations and it can reasonably estimate the amount of anticipated expense.

Environmental Contingencies

Accruals for environmental matters, if any, are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted.

In general, ongoing costs related to environmental remediation are charged to expense. Environmental costs are capitalized if such costs increase the value of the property and/or mitigate or prevent contamination from future operations. See Note 18 for additional information.

Engineering Expense

Expenditures for engineering of products and manufacturing processes are expensed as incurred.

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net Income (Loss) Per Share

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires that the effect of potential dilutive common stock equivalents be excluded from the calculation of diluted earnings per share for the periods in which losses from continuing operations are reported because the effect is antidilutive.

Following is a reconciliation of the income (loss) from continuing operations and shares used for basic EPS and diluted EPS (in thousands, except per share amounts):

	Fiscal Year Ended May 26, 2007			Fiscal Year Ended May 27, 2006
	Loss from Continuing Operations	Shares	Per Share Amount(1)	Income from Continuing Operations	Shares	Per Share Amount(1)
Basic EPS	$(71,915)	20,406	$(3.52)	$1,609	19,519	$0.08
Effect of dilutive stock options	—	—	—	—	196	—

Diluted EPS	$(71,915)	20,406	$(3.52)	$1,609	19,715	$0.08

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options		1,909			2,820

Convertible notes		4,608			1,383

	Fiscal Year Ended May 28, 2005
	Loss from Continuing Operations	Shares	Per Share Amount(1)
Basic EPS	$(2,610)	19,224	$(0.14)
Effect of dilutive stock options	—	—	—

Diluted EPS	$(2,610)	19,224	$(0.14)

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options		1,702

Convertible notes		1,288

(1)	Amounts may not add due to rounding.

Stock-Based Compensation

Effective May 28, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment.” The Company elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption over the remainder of the requisite service period. The Company’s deferred stock-based compensation balance of $1.1 million as of May 27, 2006, which was accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” was reclassified to common stock upon the adoption of SFAS No. 123R.

Prior to May 28, 2006, the Company accounted for stock-based compensation using the intrinsic value method as prescribed by APB Opinion No. 25 and related interpretations. No stock-based compensation related to option grants or the employee stock purchase plan was reflected in earnings in fiscal 2006 or 2005, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income

(loss) and basic and diluted net income (loss) per share for fiscal 2006 and 2005 would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal Year Ended
	May 27, 2006	May 28, 2005
Net income (loss), as reported	$1,432	$(2,610)
Add – stock-based compensation included in results of operations, net of related tax effects	188	116
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,261)	(8,436)

Net income (loss), pro forma	$359	$(10,930)

Basic net income (loss) per share:
As reported	$0.07	$(0.14)

Pro forma	$0.02	$(0.57)

Diluted net income (loss) per share:
As reported	$0.07	$(0.14)

Pro forma	$0.02	$(0.57)

The above pro forma compensation expense related to options granted pursuant to our stock incentive plans was determined based on the estimated fair values using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

	Fiscal Year Ended
	May 27, 2006	May 28, 2005
Risk-free interest rate	3.75% - 5.09%	3.08%
Dividend yield	0%	0%
Expected term	1.21 - 10 years	1.74 – 5.16 years
Volatility	47% - 98%	63% - 104%
Discount for post vesting restrictions	0%	0%

Pro forma stock-based compensation expense under SFAS No. 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro forma stock-based compensation expense presented above for fiscal 2006 and 2005 under SFAS No. 123 and the stock-based compensation expense recognized during fiscal 2007 under SFAS No. 123R are not directly comparable.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. This interpretation requires financial statement recognition under a more likely than not standard based on the technical merits of each position; and provides guidance on derecognition, classification, interest, penalties and financial statement reporting disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 during the first quarter of fiscal 2008, which began May 27, 2007. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

SFAS No. 151

On May 28, 2006, we adopted SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are required to estimate the amount of idle capacity and allocate and expense amounts in the current period. Pursuant to SFAS No. 151, during the fourth quarter of fiscal 2007, the Company expensed $0.5 million related to abnormally low production volumes at the Company’s Oregon operation as a component of cost of sales.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. SFAS No. 157 does not apply under SFAS No. 123R, does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of the statement, and does not apply under accounting pronouncements that require or permit measurements that are similar to fair value but that are not intended to measure fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Merix plans to adopt SFAS No. 157 during the first quarter of fiscal 2009. The Company is currently analyzing the effects of adopting SFAS No. 157 on its consolidated financial position, results of operations or cash flows.

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires employers to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company adopted the recognition and disclosure requirements of SFAS No. 158 as of May 26, 2007. Upon adoption, the Company recognized a liability for the underfunded status of its Long Service Payment Plan and adjusted the ending balance of accumulated comprehensive income (loss) for the net actuarial gain of $149,000 that had not been recognized as a component of net period pension cost. The adoption of SFAS No. 158 had no effect on the consolidated statement of operations for the year ended May 26, 2007 or any prior period presented. See also Note 17.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108, effective May 26, 2007, did not have any effect on Company’s consolidated financial position, results of operations or cash flows.

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

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159.

Emerging Issues Task Force (“EITF”) Issue No. 06-3

In June 2006, the FASB ratified EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF No. 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. The Company currently presents all taxes on a net basis and has elected not to change its presentation method. EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF No. 06-3 will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3. BUSINESS ACQUISITIONS

Data Circuit Holdings, Inc.

On December 9, 2004, Merix Corporation purchased all of the outstanding capital stock of Data Circuit Holdings, Inc., the parent company of Data Circuit Systems, Inc., renamed Merix San Jose, Inc. (collectively referred to as “Merix San Jose”). Located in San Jose, California, Merix San Jose is a quick-turn services manufacturer of complex, multilayer printed circuit boards. The results of Merix San Jose have been included in the consolidated financial statements since the date of acquisition. The aggregate purchase price of $44.0 million was settled with available cash of $41.6 million (including cash acquired of $339,000), a $2 million promissory note, and $366,000 of direct acquisition costs.

Eastern Pacific Circuits Holdings Limited and Purchase Price Allocation Adjustment

On September 29, 2005, Merix Corporation completed the acquisition of the business operations of Eastern Pacific Circuits Limited and certain of its subsidiaries (collectively referred to as “Merix Asia”), a Hong Kong based supplier of printed circuit boards from Eastern Pacific Circuits Holdings Limited (“EPCH”). Existing minority interest owners retained, subsequent to completion of the acquisition, their ownership percentage in the four entities that hold facilities and conduct business operations in the People’s Republic of China. The individual ownership percentages of these minority interest owners range from 5% to 15%. The acquisition of the business operations of Merix Asia was completed for an adjusted purchase price of $116.8 million. The acquisition was financed with a combination of approximately $32.8 million of available cash, term loans, including the assumption of certain EPCH debt, and revolving credit borrowings under two new credit facilities totaling approximately $71.2 million and the issuance of an $11.0 million subordinated promissory note to EPCH, which was subsequently reduced to $7.6 million, as described below. The purchase price included $5.2 million of direct acquisition costs, which were funded with available cash. The term loans and revolving credit borrowings were refinanced in May 2006 (see Note 11). The purchase price did not reflect potential additional consideration based on changes in working capital, cash and an additional earn-out payment of up to $13 million if the business met certain EBITDA targets during the calendar year 2005.

During the second quarter of fiscal 2007, the Company and EPCH resolved several uncertainties that existed regarding the application of the post-closing working capital adjustment and EBITDA earn-out provisions of the purchase agreement. The resolution of these values resulted in a $3.4 million reduction of the $11.0 million subordinated promissory note to $7.6 million. A corresponding reduction of goodwill related to this acquisition was also recorded. In addition, no payout was made pursuant to the earn-out provisions.

The $3.4 million decrease to the promissory note eliminated principal payments due in 2007 and reduced the scheduled principal payment in 2008. The adjustment to the promissory note, combined with final purchase allocation adjustments totaling $1.4 million, reduced goodwill resulting from the acquisition by $4.8 million. Interest expense was recalculated on the note from the date of inception as if the principal balance was always $7.6 million. This resulted in an offset to interest expense in the second quarter of fiscal 2007 in the amount of $257,000 to reverse previously recognized interest expense.

Accounting for Acquisitions

In accordance with SFAS No. 141 “Business Combinations,” the Company recorded these acquisitions using the purchase method of accounting. The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. The excess purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill.

For Merix San Jose and Merix Asia, the fair values were based upon a valuation of tangible and identifiable intangible assets acquired, including useful lives, as estimated by management of the Company with the assistance of an independent appraiser.

The following summarizes the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates (in thousands):

	Merix San Jose	Merix Asia
Current assets	$4,757	$48,328
Property and equipment	4,397	46,270
Leasehold land use rights	—	6,547
Definite-lived identifiable intangible assets	11,140	7,268
Goodwill	25,551	64,338
Liabilities assumed	(1,833)	(52,490)

	$44,012	$120,261

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

The acquisition of Merix Asia enabled the Company to better position itself to support its existing customer base, introduce its technology to new customers in search of a lower cost solution in Asia, offer a diverse range of products and reduce its overall cost structure. The acquisition also provided the Company with a strategic combination of well-located manufacturing operations, a seasoned management team and an expanded customer base that diversified its end markets, resulting in the recognition of a significant amount of goodwill.

Goodwill Impairment

See also Notes 9 and 14 for additional information on goodwill and goodwill impairments.

Pro Forma Financial Information

The following unaudited pro forma financial information, as adjusted for discontinued operations, presents the consolidated results of operations as if these acquisitions had occurred at the beginning of the fiscal year ended May 28, 2005 (in thousands, except per share amounts):

	Fiscal Year Ended
	May 27, 2006	May 28, 2005
Net sales	$357,631	$330,683
Net loss	(1,458)	(13,152)
Basic and diluted net loss per share	(0.07)	(0.68)

The pro forma information is not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of the fiscal years ended May 27, 2006 or May 28, 2005, nor is it necessarily indicative of future results.

NOTE 4. SHORT-TERM INVESTMENTS

As of May 26, 2007 and May 27, 2006, there was no difference between the aggregate fair value and cost basis of short-term investments. The Company’s short-term investments consisted of auction rate securities at both May 26, 2007 and May 27, 2006 and had a cost basis of $9.0 million and $18.5 million, respectively.

All income generated from short-term investments is recorded as interest income. There were no realized gains or losses on short-term investments during the fiscal years ended May 26, 2007, May 27, 2006 or May 28, 2005. Although the underlying instruments have contractual maturities of up to 40 years, the Company believes it has the ability to readily liquidate these securities.

NOTE 5. INVENTORIES, NET

Inventories, net of related reserves, consisted of the following (in thousands):

	May 26, 2007	May 27, 2006
Raw materials	$5,134	$4,370
Work in process	7,297	10,174
Finished goods	7,670	4,500
Consigned finished goods	5,130	4,323

	$25,231	$23,367

Inventory valuation adjustments were $0.8 million, $1.2 million and $7,000, respectively, in fiscal 2007, 2006 and 2005. As of May 26, 2007 and May 27, 2006, our inventory reserves totaled $3.4 million and $2.6 million, respectively.

NOTE 6. ASSETS HELD FOR SALE

In May 2006, the Company decided to sell one of its buildings and two adjacent parcels of land. The building was sold during the second quarter of fiscal 2007, resulting in a gain of approximately $150,000. A portion of the building was leased back from the seller for a term of 36 months. The gain therefore, was deferred and is being accreted into income over the life of the lease pursuant to SFAS No. 28, “Accounting for Sales and Leasebacks.”

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded these assets as current assets held for sale. Assets held for sale included the following (in thousands):

	May 26, 2007	May 27, 2006
Land and building located near our Forest Grove, Oregon campus	$—	$841
Two parcels of land adjacent to the building held for sale	1,146	1,146
Excess equipment	60	—

	$1,206	$1,987

In accordance with SFAS No. 144, these assets are recorded at the lower of their carrying amount or fair value, less cost to sell and are no longer being depreciated.

NOTE 7. DISCONTINUED OPERATIONS

On September 29, 2006, Merix Asia entered into an agreement with Citi-Power Investment Limited (“Citi-Power”) to sell Merix Hong Kong’s 90% shareholding interest in the Lomber single-sided manufacturing facility located in Huizhou City in the People’s Republic of China (“Lomber Facility”) for a nominal amount. Also on September 29, 2006, Merix Asia entered into an agreement with Excel Hero (China) Limited (“EXCEL”) to sell its 85.29% shareholding interest in its single-sided manufacturing facility located in Dongguan City in the People’s Republic of China (“Dongguan Facility”) for a nominal amount. On March 31, 2007, Merix Asia sold the stock of Merix Holding (Hong Kong) Limited, the holding company of the Lomber Facility and Dongguan Facility to East Bridge Group Limited for an amount approximately equal to the book value of the facilities.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded the related assets and liabilities as current assets and liabilities on its balance sheet at the lower of their carrying amount or fair value, less cost to sell, upon being classified as discontinued operations. The combined net book value of the Dongguan and Lomber facilities was approximately $1.07 million upon their classification as discontinued operations and their fair value, less selling costs was determined to be approximately $120,000. Accordingly, during the quarter ended November 25, 2006, we recorded an impairment charge of approximately $1.26 million, including approximately $0.3 million of estimated closing costs, as a component of loss from discontinued operations and reversals of a portion of this impairment charge of $158,000 and $37,000, respectively, were recorded in the third and fourth quarters of fiscal 2007 based on changes in the net assets to be sold.

The results of operations for the Dongguan and Lomber facilities have been reclassified as discontinued operations for all periods presented. Certain financial information related to discontinued operations was as follows (in thousands):

	Fiscal Year Ended
	May 26, 2007	May 27, 2006
Revenue	$8,597	$5,004
Net impairment related to assets of discontinued operations	(1,062)	—
Pre-tax loss	(470)	(177)

Assets of discontinued operations included cash, accounts receivable, inventory, property, plant and equipment and land rights. Liabilities of discontinued operations included accounts payable and accrued expenses.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment included the following:

	May 26, 2007	May 27, 2006
Land	$961	$1,035
Buildings and grounds	39,538	60,021
Leasehold improvements	18,387	18,138
Machinery and equipment	152,490	143,047
Construction in progress	9,837	2,879

	221,213	225,120
Accumulated depreciation	(119,949)	(102,936)

	$101,264	$122,184

The Company recognized depreciation and amortization expense relating to property, plant and equipment of $19.3 million, $17.8 million and $13.7 million, respectively, during fiscal 2007, 2006 and 2005. Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $1.6 million and $0.6 million, respectively, at May 26, 2007 and May 27, 2006.

In fiscal 2007, the Company recorded a net $1.1 million asset impairment charge related to discontinued operations. In the fourth quarter of fiscal 2007, the Company recorded a $26.6 million asset impairment charge. See Note 14 for additional information.

In fiscal 2006, the Company recorded a $0.5 million asset impairment charge, which included a $146,000 charge relating to the impairment of long-lived assets held for sale and a $331,000 charge related to certain manufacturing equipment that was no longer being utilized. No asset impairment charges were recorded in fiscal 2005. See Note 7 for additional information.

NOTE 9. GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Fiscal Year Ended
	May 26, 2007	May 27, 2006
Balance, beginning of period	$89,889	$25,551
Acquisitions	—	64,338
Impairment	(53,311)	—
Adjustments to goodwill	(4,841)	—
Deferred tax adjustment	(123)	—

Balance, end of period	$31,614	$89,889

In the fourth quarter of fiscal 2007, the Company recorded a $53.3 million goodwill impairment charge. See Note 14 for additional information.

Adjustments to goodwill are discussed in Note 3.

Definite-Lived Intangible Assets

At May 26, 2007 and May 27, 2006, our definite-lived intangible assets included customer relationships, a non-compete agreement and a manufacturing sales representative network. The gross amount of our definite-lived intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	May 26, 2007	May 27, 2006
Customer relationships	6.5-10 years	$17,168	$17,168
Accumulated amortization		(6,019)	(3,604)

		11,149	13,564

Non-compete agreement	2 years	1,200	1,200
Accumulated amortization		(1,200)	(877)

		—	323

Manufacturing sales representatives network	5.5 years	40	40
Accumulated amortization		(18)	(11)

		22	29

Total definite-lived intangible assets		$11,171	$13,916

Amortization expense was as follows (in thousands):

	Fiscal Year Ended
	May 26, 2007	May 27, 2006
Customer relationships	$2,415	$2,498
Non-compete agreement	323	600
Manufacturing sales representatives network	7	8

	$2,745	$3,106

Amortization is as follows over the next five fiscal years and thereafter (in thousands):

Fiscal Year	Customer Relationships	Manufacturing Sales Representatives Network
2008	$2,269	$22
2009	1,975	—
2010	1,759	—
2011	1,552	—
2012	1,107	—
Thereafter	2,487	—

	$11,149	$22

NOTE 10. ASSET RETIREMENT OBLIGATIONS

At May 26, 2007 and May 27, 2006, asset retirement obligations primarily related to the restoration of the Merix Wood Village and Merix San Jose facilities to shell condition upon termination of the leases in place at those facilities. Refer to Note 12 for a discussion of the related lease terms. Activity related to asset retirement obligations for the years ended May 26, 2007 and May 27, 2006 was as follows (in thousands):

	Fiscal Year Ended
	May 26, 2007	May 27, 2006
Asset retirement obligations at the beginning of the period	$1,108	$960
Liabilities assumed upon acquisition of Merix Asia	—	72
Revisions in estimated cash flows	(74)	7
Accretion expense	72	69

Asset retirement obligations at the end of the period	$1,106	$1,108

NOTE 11. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The Company’s outstanding debt consisted of the following (in thousands):

	May 26, 2007	May 27, 2006
4% Convertible debenture	$70,000	$70,000
5% Note payable	—	1,000
Subordinated note payable	7,594	11,000
Domestic term loan	—	15,125
Domestic revolving line of credit	—	—
Capital lease obligations	441	1,607

	78,035	98,732
Less current maturities	2,532	7,655

	$75,503	$91,077

4% Convertible Debenture

On May 16, 2006, the Company completed the sale of $60 million 4% Convertible Senior Subordinated Notes due 2013. On May 24, 2006, the initial purchaser of these notes exercised its option to purchase an additional $10 million principal amount, bringing the total gross proceeds to $70 million (collectively referred to as the “Notes due 2013”). The Company used the net proceeds from the sale to:

•	prepay its Asian Revolving Loans in the amount of $5 million;

•	prepay its Asian Term Loans in the amount of $25 million;

•	reduce approximately $10.4 million of outstanding borrowings under the Domestic Revolving Loans; and

•	redeem the $25 million 6.5% Convertible Debenture due May 2007.

The Asian Revolving Loans and Asian Term Loans were prepaid without penalty. The Company incurred a $0.6 million prepayment penalty as a result of the redemption of the $25 million 6.5% Convertible Debenture due May 2007. Upon payment of the outstanding obligations under the Company’s Asian Revolving Loans, Asian Term Loans and $25 million 6.5% Convertible Debenture due May 2007, the underlying agreements were terminated.

The Notes due 2013 mature on May 15, 2013 and bear interest at the rate of 4% per year. Interest is payable in arrears on May 15 and November 15 of each year, beginning on November 15, 2006. The Notes due 2013 are convertible at the option of the holder into shares of the Company’s common stock at any time prior to maturity, unless the notes are earlier redeemed or repurchased. The Notes due 2013 are convertible at an initial conversion rate of 65.8328 shares per $1,000 principle amount, subject to certain adjustments. This is the equivalent to a conversion price of $15.19 per share. The Notes due 2013 are general unsecured obligations of the Company and are subordinate in right of payment to all of the Company’s existing and future senior debt and are equal with any future unsecured debt that is not senior debt.

Embedded Derivatives

The Notes due 2013 contain a provision pursuant to which the Company may be required to issue additional shares based on a variable conversion feature in the event certain events occur. The Company concluded that the debentures are not conventional convertible debt instruments. In addition, the Company has concluded that the embedded conversion option qualifies as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Furthermore, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company determined that the embedded derivative would be properly classified in equity if it were a freestanding security due to the following:

•	it has no net cash settlement feature;

•	delivery of the shares is within the control of the Company since the settlement shares were registered contemporaneously with the registration of the Notes due 2013;

•	the Company has sufficient authorized shares to meet the settlement requirements;

•	the contract has an explicit limit on the number of shares in settlement;

•	there are no cash payments to the counterparty in the event the Company fails to make timely filings with the SEC;

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

5% Note Payable

On December 9, 2004, Merix Corporation issued a $2 million, 5% promissory note (the “5% Notes”) in connection with the acquisition of Merix San Jose. The 5% Notes bore interest at the rate of 5% per year and interest was payable quarterly. The 5% Notes were paid in full in the third quarter of fiscal 2007.

Subordinated Note Payable

On September 29, 2005, the Company issued a subordinated Promissory Note (“the Note”) to EPCH for a total of (a) $11 million, plus (b) the amount of the earn out consideration determined under the Master Sale and Purchase Agreement in connection with the acquisition of Merix Asia (see Note 3). The principal is to be paid in four equal installments on March 1, 2007, December 1, 2007, December 1, 2008 and March 15, 2009. The outstanding principal balance earns interest at 7% through December 1, 2006, 8% through December 1, 2007 and 9% thereafter, payable quarterly. The Company may offset its payment obligations under the Note by the amount of warranty claims arising under the Master Sale and Purchase Agreement.

During the second quarter of fiscal 2007, the Company and EPCH resolved several uncertainties that existed regarding the application of the post-closing working capital adjustment and EBITDA earn-out provisions of the purchase agreement. The resolution of these values resulted in a $3.4 million reduction of the $11.0 million subordinated promissory note to $7.6 million. A corresponding reduction of goodwill related to this acquisition was also recorded. In addition, no payout was made pursuant to the earn-out provisions.

EPCH has a limited right to accelerate payment upon the Company’s failure to make payments due under the Note, the raising of debt and/or equity financing proceeds by certain of the Company’s subsidiaries in excess of $50 million or certain insolvency or bankruptcy events. The Note is unsecured and subordinated to the Company’s obligations to its senior secured lender. The Note is subject to various restrictive covenants. The Company was in compliance with all applicable covenants at May 26, 2007.

Domestic Term Loan and Revolving Line of Credit

During the third quarter of fiscal 2007, the Company amended its domestic credit facility agreement (the “Loan Agreement”) to increase the amount available under the revolving line of credit to $55.0 million from $38.5 million. Amounts outstanding on the term loan portion of the agreement were converted to the revolving line of credit. In addition, during the third quarter of fiscal 2007, the Company repaid all principal and interest outstanding on the Loan Agreement and, as of May 26, 2007, no amounts were outstanding. The obligations under the Loan Agreement are secured by substantially all of the U.S. assets of the Company. The borrowings bear interest at (a) either the prime rate or LIBOR, plus (b) an additional margin based on certain performance criteria. The Loan Agreement contains a number of restrictive covenants, all of which the Company was in compliance with as of May 26, 2007. Specifically, the Company’s ability to invest in or loan additional funds to Merix Asia is limited, subject to certain conditions, to $25 million in the aggregate at any time. As of May 26, 2007, the Company had invested approximately $6.3 million against this limit.

Capital Lease Obligations

Capital lease obligations represent financing obligations for machinery and equipment at the Company’s Asian facilities. The capital lease obligations are payable in monthly installments of principal and interest and are collateralized by the related assets financed (see Note 12).

Principal Payments of Long-Term Debt and Capital Lease Obligations

Principal payments of long-term debt and capital lease obligations, as of May 26, 2007, were as follows for the next five years and thereafter (in thousands):

Fiscal Year Ending:
May 31, 2008	$2,532
May 30, 2009	5,503
May 29, 2010	—
May 28, 2011	—
May 26, 2012	—
Thereafter	70,000

$78,035

NOTE 12. LEASE AGREEMENTS

Capital Leases

In connection with the acquisition of Merix Asia (see Note 3), the Company assumed obligations for existing leases classified as capital under the requirements of SFAS No. 13, “Accounting for Leases.” All of the acquired leases are for machinery and equipment for use in the manufacturing facilities located in Asia, with original lease terms ranging from 8 to 48 months.

The following is an analysis of the leased property under capital leases included in assets (in thousands):

	May 26, 2007	May 27, 2006
Machinery and equipment	$1,954	$2,090
Less: accumulated depreciation	(1,614)	(634)

	$340	$1,456

Future minimum lease payments under noncancelable capital leases as of May 26, 2007 were as follows (in thousands):

Fiscal Year Ending:
May 31, 2008	$463
May 30, 2009	2
May 29, 2010	2
May 28, 2011	—
May 26, 2012	—
Thereafter	—

Total minimum lease payments	467
Less: amounts representing interest	(26)

Present value of net minimum lease payments	$441

Operating Leases

In August 2000, the Company entered into a noncancelable operating lease agreement to lease a manufacturing facility located in Wood Village, Oregon. Under the terms of the lease agreement, lease payments began in July 2001 and escalate at specific points over the minimum ten-year term of the lease. Rent expense is recognized on the straight line basis. The Company has the option to extend the term of the lease for three consecutive five-year periods beyond the initial lease term.

Merix San Jose leases office space and production facilities under noncancelable operating lease agreements with various initial terms ending through fiscal 2010 with options to extend the lease terms beyond the initial lease terms through fiscal 2019. Lease payments escalate at specific points over the minimum five-year lease terms. Rent expense is recognized on the straight line basis.

Merix Asia leases office, apartment space and production facilities under noncancelable operating lease agreements with various initial terms ending through fiscal 2008. Rent expense is recognized on the straight line basis. These lease agreements do not contain options to extend the lease terms and the lease payments do not escalate.

Rental expense under significant operating leases was $2.0 million, $1.7 million and $0.9 million during fiscal 2007, 2006 and 2005, respectively. See also Note 19.

Future minimum lease payments under noncancelable operating leases as of May 26, 2007 were as follows (in thousands):

Fiscal Year Ending:
May 31, 2008	$1,643
May 30, 2009	1,307
May 29, 2010	1,289
May 28, 2011	1,244
May 26, 2012	672
Thereafter	2,201

$8,356

Sale-Leaseback Transaction

In November 2006, the Company sold one of its buildings and two adjacent parcels of land. The sale resulted in a gain of $150,000. The Company then leased back a portion of the building for a three-year period. Pursuant to SFAS No. 28, “Accounting for Sales with Leasebacks, an Amendment of FASB Statement No. 13,” the leaseback is accounted for as an operating lease and the gain on the sale is deferred and recognized over the three-year term of the leaseback.

NOTE 13. STOCK INCENTIVE PLANS AND STOCK-BASED COMPENSATION

Stock Incentive Plans

2006 Equity Incentive Plan

At the Company’s annual shareholder meeting, which was held on October 5, 2006, its shareholders approved the Merix Corporation 2006 Equity Incentive Plan (the “2006 Plan”), which replaced its 1994 Stock Incentive Plan (the “1994 Plan”). The 2006 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, (4) performance shares and performance units conditioned upon meeting performance criteria and (5) other stock- or cash-based awards. Awards may be granted under the 2006 Plan to employees, officers, directors, consultants, agents, advisors and independent contractors. Under the 2006 Plan, 750,000 new shares of common stock were reserved for issuance. 396,363 shares of common stock previously reserved for issuance, but not subject to outstanding awards, under the 1994 Plan as of October 5, 2006 ceased to be available for issuance under the 1994 Plan and instead became available for grant under the 2006 Plan. Additionally, shares of common stock subject to outstanding options or unvested restricted stock awards under the 1994 Plan will also become available for grant under the 2006 Plan in the future to the extent that such awards expire or otherwise terminate without shares of common stock being issued pursuant to options, or to the extent that shares issued pursuant to restricted stock awards are forfeited. As of May 26, 2007, 591,925 shares of common stock were subject to outstanding options or unvested stock awards under the 1994 Plan and 767,946 shares had been forfeited or otherwise terminated and became available for grant under the 2006 Plan.

2000 Nonqualified Stock Option Plan

The Company also has the Merix Corporation 2000 Nonqualified Stock Option Plan (“the 2000 Plan”) that did not require approval by its shareholders. The 2000 Plan, as amended, permits the grant of up to 4,000,000 shares of common stock in the form of nonqualified stock options and stock awards to employees, directors and non-employee consultants, agents, independent contractors and advisors who provide services to the Company. The number of shares subject to stock options and stock awards granted under the 2000 Plan to officers and directors in any given year cannot exceed 25% of the total number of shares subject to awards granted in that year.

On January 3, 2006, February 24, 2006 and July 14, 2006, under the terms of the 2000 Plan, the Board of Directors granted performance-based stock options to the executive officers. Option prices for performance-based stock options are set at the fair market value of the common stock on the date of grant. Options vest over a four-year period, contingent upon the executive officer’s continued employment with the Company and expire seven years from the date of grant. The performance targets set by the Board of Directors are not expected to be met in subsequent years and, as a result, the Company is not currently recognizing any expense related to these options.

In both plans, a committee of the Board of Directors has the authority to determine option prices. To date, all options have been granted at or above the fair market value of the stock at the date of grant. The options vest as determined by the Human Resources Compensation Committee (“HRCC”) of the Board of Directors and generally become exercisable ratably over a four-year period, beginning one year after the date of grant. The options may, in no event, have a term exceeding ten years from the date of grant.

At May 26, 2007, there were 2,023,189 shares available for grant under these plans. Activity under these plans was as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Balances, May 27, 2006	3,502,839	$10.37
Granted	796,000	9.47
Forfeited	(321,618)	8.94
Expired	(474,092)	12.97
Exercised	(723,821)	7.27

Balances, May 26, 2007	2,779,308	10.64

	Restricted Stock Awards	Weighted Average Grant Date Per Share Fair Value
Balances, May 27, 2006	134,621	$8.07
Granted	269,173	8.88
Vested	(57,627)	8.61
Forfeited	(68,786)	9.61

Balances, May 26, 2007	277,381	8.36

Certain information regarding options outstanding as of May 26, 2007 was as follows:

	Options Outstanding	Options Exercisable
Number	2,779,308	1,702,554
Weighted average exercise price	$10.64	$11.98
Aggregate intrinsic value	$559,000	$254,000
Weighted average remaining contractual term	4.3 years	3.1 years

As of May 26, 2007, unrecognized stock-based compensation related to outstanding, but unvested stock options and restricted stock awards was $2.7 million and $1.6 million, respectively, which will be recognized over the weighted-average remaining vesting period of 1.9 years and 3.4 years, respectively.

Acceleration of Vesting

On May 25, 2005, the Company’s Board of Directors accelerated vesting of outstanding “underwater” employee stock options with exercise prices greater than $8.00 per share. Approximately 1.3 million options, or approximately 39% of the total outstanding options as of May 25, 2005, with varying remaining vesting schedules, were subject to this acceleration and became immediately exercisable. As a result of this acceleration, the Company estimated that it would reduce the amount of compensation expense recorded due to the effects of SFAS No. 123R by approximately $329,000 for fiscal 2007 and an additional $300,000 in total for subsequent fiscal years. This acceleration only related to specific underwater options and, accordingly, is not representative of the overall impact that SFAS No. 123R will have on the Company’s results of operations, cash flows or liquidity.

Stock-Based Compensation Under SFAS No. 123R

Certain information regarding our stock-based compensation was as follows:

Fiscal Year Ended May 26, 2007
Weighted average grant-date per share fair value of share options granted	$9.47
Per share intrinsic value of non-vested stock granted	8.88
Total intrinsic value of share options exercised	2.6 million
Fair value of non-vested shares that vested during the period	582,000
Stock-based compensation recognized in results of operations	1.9 million
Tax benefit recognized in statement of operations	—
Cash received from options exercised and shares purchased under all share-based arrangements	1.2 million
Tax deduction realized related to stock options exercised	—

No material amount of stock-based compensation was capitalized as a part of an asset during fiscal 2007, 2006 or 2005.

The Company did not recognize a tax benefit from the stock-based compensation expense because it is believed that it was more likely than not that the related deferred tax assets, which have been reduced by a valuation allowance, will not be realized.

Prior to the adoption of SFAS No. 123R, the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in its consolidated statement of cash flows. SFAS No. 123R requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow. The excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the net operating loss carryforwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in its consolidated statement of cash flows for fiscal 2007.

The Company’s stock-based compensation expense was included in its statements of operations as follows (in thousands):

Fiscal Year Ended May 26, 2007
Cost of sales	$296
Engineering	58
Selling, general and administrative	1,496

$1,850

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

	Fiscal Year Ended May 26, 2007
Risk-free interest rate	4.48% - 5.10%
Dividend yield	0%
Expected term	2.17 - 5.67 year	s
Volatility	46% - 91%
Discount for post vesting restrictions	0%
Assumed forfeiture rate	11.57%

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

NOTE 14. SEVERANCE AND IMPAIRMENT CHARGES

Fiscal 2007

Severance charges of $1.5 million in fiscal 2007 included the following:

•	a lump-sum cash payment of $0.6 million and non-cash stock-based compensation of $0.1 million related to the issuance of stock-based awards upon the resignation of our former Chief Executive Officer;

•	the cost of $75,000 for fees related to recruiting a new Chief Executive Officer;

•	$0.2 million of cash severance related to the termination of another Senior Manager of Merix Asia; and

•	$0.5 million of cash severance related to the resignation of Merix Asia’s Chief Executive Officer in the fourth quarter of fiscal 2007.

A roll-forward of the Company’s severance accrual for the fiscal year ended May 26, 2007 was as follows (in thousands):

	Beginning Accrued Liability	Charged to Expense	Expenditures /Issuance of Stock-Based Awards	Ending Accrued Liability
Chief Executive Officer severance	$—	$748	$(748)	$—
Chief Executive Officer recruiting fees	—	75	(75)	—
Other employee severance	—	200	(200)	—
Merix Asia’s Chief Executive Officer severance	—	453	—	453

	$—	$1,476	$(1,023)	$453

The $0.5 million due to Merix Asia’s former Chief Executive Officer was paid in the first quarter of fiscal 2008.

In the fourth quarter of 2007, the Company recorded a $26.6 million impairment charge related primarily to the property, plant and equipment and land use rights of its Hong Kong facility, which is part of its Merix Asia operating segment. Due to continuing and forecasted future operating losses, the Company performed an impairment analysis pursuant to SFAS No. 144. The Company primarily utilized market value analyses to determine the fair value of the assets. In addition, the $26.6 million charge included $0.1 million related to certain assets at the Company’s Oregon facility which were determined to have limited future use.

Based on the Company’s fourth quarter SFAS No. 142 annual impairment review of the fair value of its Merix San Jose and Merix Asia operating segment net assets and their related book value, a $53.3 million charge for goodwill impairment was recorded. In estimating the fair value of the reporting units’ net assets, the Company utilized a present value of cash flow projections methodology. The declines in the estimated fair values of the operating segments resulted from lower historical operating results than previously anticipated and lower future estimated cash flows. The $53.3 million charge consisted of a $14.2 million charge for Merix San Jose and a $39.1 million charge for Merix Asia.

Fiscal 2006

During the first quarter of fiscal 2006, the Company executed cost reduction actions that included the elimination of approximately 130 employee positions across the Company’s manufacturing and support organizations, predominantly in Oregon. The Company recorded a charge of $0.6 million related to severance costs and $0.5 million for the impairment of certain fixed assets. As of May 27, 2006, the Company had no accrued liability remaining related to these actions.

NOTE 15. INCOME TAXES

The components of income (loss) from continuing operations before minority interests and income taxes and the provision (benefit) for income taxes were as follows (in thousands). Certain 2006 balances have been revised to reflect the impact of discontinued operations as discussed in Note 7:

	Fiscal Year Ended
	May 26, 2007	May 27, 2006	May 28, 2005
Income (loss) from continuing operations before income taxes and minority interests
U.S.	$5,294	$8,976	$(2,602)
Foreign	(75,058)	(6,535)	—

	$(69,764)	$2,441	$(2,602)

Tax provision (benefit)
Current:
Federal	$362	$199	$—
State	257	63	2
Foreign	671	198	6

	1,290	460	8
Deferred:
Federal	5,040	2,666	(487)
State	(2,559)	(63)	(117)
Foreign	(6,939)	(826)	—

	(4,458)	1,777	(604)
Valuation allowance:
Federal	(5,040)	(2,666)	487
State	2,559	63	117
Foreign	7,061	826	—

	4,580	(1,777)	604

Total	$1,412	$460	$8

The effective income tax rate applied to net income (loss) varied from the United States federal statutory rates of 35% in fiscal 2007 and 34% in fiscal 2006 and 2005 due to the following (in thousands):

	Fiscal Year Ended
	May 26, 2007	May 27, 2006	May 28, 2005
Tax expense (benefit) at statutory rates	$(24,418)	$830	$(885)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(1,788)	295	(86)
Effect of foreign income tax rates	5,360	(129)	—
Effect of enacted change in future foreign tax rates	(1,035)	—	—
Federal qualified research and experimentation credit	(44)	(157)	(342)
State tax credits, net of federal benefits	—	(295)	(111)
Stock option windfall	(863)	—	—
Non-deductible items:
Goodwill impairment	18,698	—	—
Intercompany charges not deductible in certain foreign jurisdictions	411	444	—
Interest expense not deductible in certain foreign jurisdictions	1,347	506	—
Amortization of intangibles	254	521	—
Capital loss not deductible in foreign jurisdiction	(678)	—	—
Other	116	432	133
Change in valuation allowance	4,580	(1,777)	604
Other, net	(528)	(210)	695

	$1,412	$460	$8

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	May 26, 2007	May 27, 2006
Deferred tax assets – current:
Inventories	$1,429	$1,589
Vacation accrual	445	614
Sales allowances	648	355
Other	880	953

	3,402	3,511
Deferred tax assets – long-term:
Alternative minimum tax credit	1,115	749
Net operating loss carryforwards	14,591	17,827
Qualified research and experimentation credits and other	5,555	3,399

	21,261	21,975
Deferred tax liabilities – long-term:
Intangible basis difference	(1,346)	(1,767)
Fixed asset basis difference	(1,370)	(6,716)
Other	(971)	(485)

	(3,687)	(8,968)

Net deferred tax asset before valuation allowance	20,976	16,518
Valuation allowance	(20,976)	(16,518)

	$—	$—

At May 26, 2007, the Company had net operating loss carryforwards of approximately $23.5 million, $46.5 million and $16.4 million for U.S. federal, U.S. state and foreign income tax purposes, respectively. As of May 26, 2007, the Company had unused federal and state credit carryforwards of approximately $2.5 million and $1.2 million, respectively. Net operating losses and research and experimentation credits will expire between fiscal 2008 and fiscal 2027 and certain state credits may be carried forward indefinitely until exhausted. In addition, the Company had alternative minimum tax credit carryforwards of approximately $1.1 million, which are available to reduce future federal regular income taxes, if any, over an indefinite period. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income before these carryforwards expire. Included in the federal net operating loss carryforward is $7.9 million from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision.

SFAS No. 109 requires that historical operating losses must weigh heavily in assessing the realizability of deferred tax assets. Accordingly, a full valuation allowance was recorded against net deferred tax assets due to cumulative losses in recent years and the lack of consistent, positive evidence to support the utilization of net operating losses and other tax attributes against future income. When realization of the deferred tax asset is more-likely-than-not to occur, the benefit related to the deductible temporary differences attributable to ordinary operations will be recognized as a reduction of income tax expense. The benefit related to deductible temporary differences attributable to purchase accounting may result in a reduction to goodwill. The cumulative change in the valuation allowance for fiscal 2007, 2006 and 2005 was an increase of approximately $4.5 million, an increase of approximately $0.9 million and a decrease of approximately $3.9 million, respectively.

A subsidiary in the People’s Republic of China is in a tax holiday effective through December 2009, whereby the applicable statutory rate was zero through December 2006 and subject to a reduced rate of 12% through December 2009. The impact of the China tax holiday was to increase net income by $0.4 million ($0.02 per diluted share) during both fiscal 2007 and fiscal 2006.

The Company will provide for U.S. income taxes on the earnings of foreign subsidiaries if foreign subsidiaries have positive taxable earnings and they are not considered indefinitely reinvested outside of the U.S. The Company indefinitely reinvests the cumulative undistributed earnings of its foreign subsidiaries. At May 26, 2007, the cumulative earnings and profits of foreign subsidiaries was a taxable deficit.

NOTE 16. SEGMENT AND ENTERPRISE-WIDE DISCLOSURES

The Company has three reportable business segments defined by geographic location in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information:” (1) Merix Oregon, (2) Merix San Jose and (3) Merix Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. The Company’s operating segments are evidence of the internal structure of its organization. Each segment operates in the same industry with production facilities that produce similar customized products for its customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team. The Company’s chief operating decision maker is its Chief Executive Officer. Segment disclosures are presented to the gross profit level as this is the primary performance measure for which the segment managers are responsible. No other operating results information is provided to the chief operating decision maker for review at the segment level. The following tables reconcile certain financial information by segment. Certain 2006 balances have been revised to reflect the impact of discontinued operations as discussed in Note 7.

Net sales by segment were as follows (in thousands):

	Fiscal Year Ended
	May 26, 2007	May 27, 2006	May 28, 2005
Merix Oregon	$210,044	$193,262	$173,744
Merix San Jose	35,303	32,256	13,250
Merix Asia	155,149	78,460	—

	$400,496	$303,978	$186,994

Gross profit by segment was as follows (in thousands):

	Fiscal Year Ended,
	May 26, 2007	May 27, 2006	May 28, 2005
Merix Oregon	$47,370	$34,848	$19,854
Merix San Jose	10,327	8,810	3,935
Merix Asia	14,230	9,926	—

	$71,927	$53,584	$23,789

Total assets by segment were as follows (in thousands):

	May 26, 2007	May 27, 2006
Merix Oregon	$162,217	$168,300
Merix San Jose	29,807	45,303
Merix Asia	94,833	165,327

	$286,857	$378,930

Sales to countries which totaled 10% or more of our net sales were as follows (dollars in thousands):

	Dollar Amount	% of Net Sales
Fiscal 2007
United States	$251,934	63%

Fiscal 2006
United States	$180,091	59%
Malaysia	31,109	10%
People’s Republic of China	29,453	10%

Fiscal 2005
United States	$124,823	67%
People’s Republic of China	26,262	14%

Long-lived assets by geographic location were as follows (in thousands):

	May 26, 2007	May 27, 2006
United States	$93,867	$112,697
People’s Republic of China (including Hong Kong)	56,409	126,187

	$150,276	$238,884

Information regarding customers that accounted for 10% or more of our net sales was as follows:

	Fiscal Year Ended,
	May 26, 2007	May 27, 2006		May 28, 2005
Percentage of consolidated net sales represented by significant customer 1	15%	20%		29%
Percentage of consolidated net sales represented by significant customer 2	11%	*	(1)	16%

(1)	Less than 10%.

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

The following table shows, for the periods indicated, the amount of net sales to each of our principal end-user markets and their percentage of our consolidated net sales (dollars in thousands):

	Fiscal Year Ended
	May 26, 2007		May 27, 2006		May 28, 2005
Communications & Networking	$176,011	43.9%	$158,146	52.0%	$137,398	73.5%
Computing & Peripherals	54,132	13.5%	34,298	11.3%	24,138	12.9%
Industrial & Medical	33,010	8.2%	27,073	8.9%	13,458	7.2%
Defense & Aerospace	19,827	4.9%	10,670	3.5%	4,076	2.2%
Automotive	73,677	18.4%	43,171	14.2%	4	—
Other	43,839	11.0%	30,620	10.1%	7,920	4.2%

	$400,496	100.0%	$303,978	100.0%	$186,994	100.0%

NOTE 17. BENEFIT PLANS

Defined Contribution 401(k) Plans

The Company maintains two defined contribution plans that cover all regular U.S-based employees, which meet the requirements of Section 401(k) of the Internal Revenue Code. Under the 401(k) plan for employees that reside in Oregon, the Company matches employee contributions of 100% of the first 3% of an employee’s base pay and Company contributions vest at a rate of 25% per year. The Company’s contributions may be made in cash or in the Company’s stock. During fiscal 2007, 2006 and 2005, contribution expense related to this plan was $1.2 million, $1.1 million and $1.6 million, respectively, all of which was made with the Company’s common stock. Under the 401(k) plan for employees that reside in California, the Company matches employee contributions of 20% of the first 15% of an employee’s base pay and Company contributions vest at a rate of 20% per year after the first year. During fiscal 2007, 2006 and 2005, contribution expense related to this plan was $75,000, $71,000 and $25,000, respectively.

Long Service Payment Plan

Certain Merix Asia employees are entitled to receive a long service payment if they have been employed under a continuous contract for a period of not less than five years. Upon termination of employment, the employee is entitled to receive both the long service payment, if eligible, and a severance payment, which are together calculated as the lesser of (1) the employee’s last full month’s wages multiplied by two-thirds multiplied by the employee’s total number of service years, or (2) 22,500 Hong Kong Dollars (approximately U.S. $3,000 at May 26, 2007) multiplied by two-thirds multiplied by the employee’s total number of service years. The total cumulative severance and long service plan payment are subject to a maximum payment not to exceed 390,000 Hong Kong Dollars (approximately U.S. $50,000 at May 26, 2007).

The Company’s Long Service Payment Plan accrual, included as a component of other long-term liabilities, at May 26, 2007 was $888,000 and was offset by an unrecognized actuarial gain of $149,000, which was included as a component of accumulated other comprehensive income. During fiscal 2007 and 2006, net periodic pension expense related to this plan was $97,000 and $59,000, respectively. Detailed information pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 132 (Revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” is not provided due to the immateriality of the defined benefit pension amounts.

In the second quarter of fiscal 2007, the accrual for the long service plan was reduced by $1.4 million with a corresponding reduction to goodwill based on an estimate prepared by an outside actuary (see also Note 3). The Company engaged an outside actuary to calculate the liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

Executive Deferred Compensation Plan

During fiscal 2007, Merix implemented an executive deferred compensation plan. Pursuant to the plan, certain management employees are eligible to defer up to 75% of their regular salary and 100% of their annual bonus. Each plan participant is fully vested in all deferred compensation and credited earnings. The liability for the plan was $0.1 million at May 26, 2007. Expense related to this plan was not significant in fiscal 2007.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is, from time to time, made subject to various legal claims, actions and complaints in the ordinary course of its business. The Company has recorded charges for the estimated probable costs associated with defending these claims. Except as disclosed below, the Company believes that its legal accruals are adequate and that the outcome of the litigation should not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Four purported class action complaints were filed against the Company and certain of its executive officers and directors in the first quarter of fiscal 2005. The complaints were consolidated in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. After the court granted the Company’s motion to dismiss without prejudice, plaintiffs filed a second amended complaint. That complaint alleged that the defendants violated the federal securities laws by making certain inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering of approximately $103.4 million of the Company’s common stock. In September 2006, the Court dismissed that complaint with prejudice. The plaintiffs appealed to the Ninth Circuit Court of Appeals. The parties have submitted briefs to the Court of Appeals. The Company expects that oral argument in the appeal will occur in 2008.

The plaintiffs seek unspecified damages. A potential loss or range of loss that could arise from these cases is not estimable or probable at this time. The Company has recorded charges for estimated probable costs associated with defending these claims, as it is its policy to accrue legal fees when it is probable that it will have to defend against known claims or allegations and it can reasonably estimate the amount of anticipated expense.

In the first quarter of fiscal 2005, two derivative lawsuits were filed against certain of the Company’s directors and officers based on claims of breach of fiduciary duty and insider trading. Merix is named as a nominal defendant in these derivative lawsuits, which were consolidated under the common caption In re Merix Corporation Derivative Litigation, Lead Case No. 0407-06807, in the Circuit Court for the State of Oregon, Multnomah County. On June 11, 2007, on motion of the defendants, the case was dismissed without prejudice.

Environmental Matters

The process to manufacture printed circuit boards requires adherence to environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standards applicable in each of the jurisdictions in which we operate. The Company’s Huiyang and Huizhou facilities in the People’s Republic of China currently are not compliant with all applicable environmental permits and requirements. The Company has worked cooperatively with regulators in the People’s Republic of China and has agreed upon a remediation plan. We anticipate that this plan, if executed, would not result in any unplanned fines, penalties or costs. We incurred $495,000 and $342,000 of costs to upgrade pollution controls relating to the Huizhou facility and Huiyang facility, respectively, during fiscal 2007. The Company believes that its other facilities comply in all material respects with applicable environmental laws and regulations. The Company has in the past, however, received certain notices of violations and has been required to engage in certain minor corrective activities. There can be no assurance that violations will not occur in the future.

Commitments

As of May 26, 2007, the Company had capital commitments of approximately $7.8 million, primarily relating to the purchase of manufacturing equipment. The Company also had consignment agreements with certain suppliers for raw material inventory, some of which obligate the Company to purchase inventory on hand upon termination of the agreement. As of May 26, 2007, potential commitments under these agreements were insignificant.

NOTE 19. RELATED PARTY TRANSACTIONS

The Company paid the following amounts to Huizhou Desay Holdings Co. Ltd., a minority shareholder in two Merix Asia manufacturing facilities, during the periods indicated (in thousands):

	Fiscal Year Ended
	May 26, 2007	May 27, 2006	May 28, 2005
Consulting fees	$174	$149	$—
Operating lease rental fees	270	131	—
Management fees	50	16	—
Other fees	400	12	—

	$894	$308	$—

NOTE 20. SUBSEQUENT EVENT

Closing of Hong Kong Facility

Effective July 13, 2007, the Company committed to phasing out operations at its Hong Kong facility over approximately 18 months and closing the facility. The Company is taking this action to consolidate its Asian operations at its lower-cost facilities in China. The Company is also embarking on an expansion of facilities at its Huiyang plant to increase its manufacturing capacity in China. The Company expects to incur approximately $3.0 million to $4.0 million of cash restructuring costs in connection with phasing out the Hong Kong facility, including approximately $3.0 million to $3.5 million of severance and other employee related costs. This restructuring charge will be recorded over the next 18 month period.

NOTE 21. QUARTERLY DATA (UNAUDITED)

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended May 26, 2007 was as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2007(1)
Net sales	$102,979	$103,657	$100,288	$93,572
Gross profit	20,162	18,749	17,606	15,410
Operating income (loss)(2)	5,965	4,569	3,436	(78,740)
Income (loss) from continuing operations(2)	3,410	2,952	1,809	(80,086)
Income (loss) from discontinued operations	233	(1,190)	276	164
Net income (loss) (2)	3,643	1,762	2,085	(79,922)
Basic income (loss) per share from continuing operations	0.17	0.15	0.09	(3.87)
Basic income (loss) per share from discontinued operations	0.01	(0.06)	0.01	0.01
Basic net income (loss) per share	0.18	0.09	0.10	(3.86)
Diluted income (loss) per share from continuing operations	0.16	0.14	0.09	(3.87)
Diluted income (loss) per share from discontinued operations	0.01	(0.06)	0.01	0.01
Diluted net income per share	0.17	0.08	0.10	(3.86)

Fiscal 2006
Net sales	$51,787	$61,026	$92,834	$98,331
Gross profit	7,615	7,292	16,091	22,586
Operating income (loss)	(638)	(1,581)	2,940	9,355
Income (loss) from continuing operations	(545)	(2,382)	712	3,824
Income (loss) from discontinued operations	—	36	97	(310)
Net income (loss)	(545)	(2,346)	809	3,514
Basic income (loss) per share from continuing operations	(0.03)	(0.12)	0.04	0.19
Basic loss per share from discontinued operations	—	—	—	(0.02)
Basic net income (loss) per share	(0.03)	(0.12)	0.04	0.18
Diluted income (loss) per share from continuing operations	(0.03)	(0.12)	0.04	0.19
Diluted loss per share from discontinued operations	—	—	—	(0.02)
Diluted net income (loss) per share	(0.03)	(0.12)	0.04	0.17

(1)	Certain reclassifications and adjustments have been made from previously reported numbers.
(2)	Includes $79.9 million of impairment charges in the fourth quarter of fiscal 2007 related to fixed assets, other assets and goodwill. See Note 14 of Notes to Consolidated Financial Statements for additional information.

MERIX CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C			Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Acquired Through Acquisitions	Deductions - Describe (b)	Balance at End of Period
Fiscal Year Ended May 28, 2005:
Allowance for sales adjustments and doubtful accounts	$926	$—	$546	$120	$(660)	$932
Inventory obsolescence reserve	$1,337	$3,664	$—	$—	$(3,657)	$1,344
Tax valuation allowance	$19,484	$604	$—	$(4,484)	$—	$15,604
Fiscal Year Ended May 27, 2006:
Allowance for sales adjustments and doubtful accounts	$932	$387	$856	$2,404	$(1,896)	$2,683
Inventory obsolescence reserve	$1,344	$3,385	$—	$—	$(2,137)	$2,592
Tax valuation allowance	$15,604	$—	$—	$2,198	$(1,284)	$16,518
Fiscal Year Ended May 26, 2007:
Allowance for sales adjustments and doubtful accounts	$2,683	$1,655	$1,442	$—	$(2,612)	$3,168
Inventory obsolescence reserve	$2,592	$3,020	$—	$—	$(2,233)	$3,379
Tax valuation allowance	$16,518	$4,580	$—	$(122)	$—	$20,976

(a)	Charged to net sales.
(b)	Charges to the accounts included in this column are for the purposes for which the reserves were created and include write-offs, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Indemnification of Former Accounting Firm

In connection with PricewaterhouseCoopers LLP’s (“PWC”) consent to the incorporation by reference into the registration statements referred to in Exhibit 23.2 to this Form 10-K of its audit report on Merix’ consolidated financial statements for the fiscal years ended May 27, 2006 and May 28, 2005 included in this Form 10-K, Merix has agreed to indemnify PWC, as its former independent registered public accounting firm, for legal costs and expenses incurred by PWC in its successful defense of any legal action or proceeding arising from the incorporation by reference of its audit report referred to above. PWC is not entitled to indemnification if a court, after adjudication, finds it liable for professional malpractice.

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Management's Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Grant Thornton LLP, the Company’s Independent Registered Public Accounting Firm, are set forth in Item 8 on pages 44 and 46, respectively, of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as follows:

During the fourth quarter of fiscal 2007, we completed the remediation of the remaining material weakness that was reported in our Annual Report on Form 10-K for the fiscal year ended May 27, 2006 as summarized below:

We did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting organizational structure to support our activities. Specifically, we did not maintain personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of U.S. generally accepted accounting principles with respect to: (i) stock-based compensation, (ii) external financial reporting, including income tax disclosures (iii) accrued liabilities and (iv) classification of assets held-for-sale. This material weakness resulted in audit adjustments to our fiscal 2006 annual consolidated financial statements

Over the past 18 months, we have strengthened our personnel within our Finance and Accounting organization and retained consultants as necessary. Further, we implemented new controls and procedures to substantially mitigate the risks that were highlighted in the material weakness. We believe that, as of May 26, 2007, this material weakness had been remediated.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is included in Part I of this Annual Report on Form 10-K. The remaining information required by this item will be included in our Proxy Statement for our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 26, 2007, and is incorporated herein.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 26, 2007, and is incorporated herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 26, 2007, and is incorporated herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 26, 2007, and is incorporated herein.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in our Proxy Statement for our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 26, 2007, and is incorporated herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The Consolidated Financial Statements, together with the reports thereon of our independent registered public accounting firms, are included on the pages indicated below:

Exhibits

See the Index to Exhibits following the signature page to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2007	MERIX CORPORATION

	By	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 14, 2007:

Signature	Title
/s/ MICHAEL D. BURGER Michael D. Burger	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ KELLY E. LANG Kelly E. Lang	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/RUSSELL S. PATTEE Russell S. Pattee	Vice President Corporate Controller and Treasurer (Principal Accounting Officer)

/s/ CHEE W. CHEUNG Chee W. Cheung	Director

/s/ KIRBY A. DYESS Kirby A. Dyess	Director

/s/ DONALD D. JOBE Donald D. Jobe	Director

/s/ GEORGE H. KERCKHOVE George H. Kerckhove	Director

/s/ DR. WILLIAM W. LATTIN Dr. William W. Lattin	Director

/s/ WILLIAM C. MCCORMICK William C. McCormick	Chairman of the Board

/s/ ROBERT C. STRANDBERG Robert C. Strandberg	Director

Index to Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. A + sign indicates a management contract or compensatory plan or arrangement.

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, as amended - incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2001 (File No. 000-23818).

3.2	Bylaws of the Company, as amended – incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 27, 2006.

4.1	Form of Amendment No. 1 to Shareholder Rights Agreement, dated as of April 1, 2002, between the Company and Mellon Investor Services LLC (formerly Chase Mellon Investor Services LLC), as Rights Agent - incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2002 (File No. 000-23818).

4.2	Form of Amendment No. 2 to Shareholder Rights Agreement, dated as of April 1, 2002, between the Company and American Stock Transfer & Trust Company, as Rights Agent - incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2002 (File No. 000-23818).

10.1	Registration Rights Agreement between the Company and Tektronix - incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 1994 (File No. 000-23818)

10.2	Amendment to Registration Rights Agreement between the Company and Tektronix, Inc. - incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-3 (Registration No. 333-32616).

10.3+	1994 Stock Incentive Plan of the Company, as amended - incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-59672).

10.4+	2000 Nonqualified Stock Option Plan of the Company, as amended - incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended May 25, 2002 (File No. 000-23818).

10.5+	Form of Executive Officer Stock Option Agreement - incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended February 25, 2006.

10.6+	Restricted Stock Award Grant Program for Non-Employee Directors under the Merix Corporation 1994 Stock Incentive Plan - incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended February 25, 2006.

10.7+	Employee Stock Bonus Agreement - incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005.

10.8+	Merix Corporation 2006 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 25, 2006.

10.9+	Executive Severance Agreement between the Company and Steve Robinson as of December 8, 2004 - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2005.

10.10+

Indemnity Agreement between the Company and Steve Robinson dated as of May 13, 2005 - incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on

Form 10-K for the year ended May 28, 2005.

Exhibit No.	Description
10.11+	Indemnity Agreement between the Company and Dr. Koichi Nishimura as of May 24, 1994 - incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 1994 (File No. 000-23818).

10.12+	Indemnity Agreement between the Company and Janie S. Brown as of August 11, 1998 - incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 1998 (File No. 000-23818).

10.13+	Executive Severance Agreement between the Company and Janie S. Brown as of October 5, 1998 - incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 1998 (File No. 000-23818)

10.14+	Executive Severance Agreement between the Company and Mark R. Hollinger - incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 30, 1997 (File No. 000-23818)

10.15+	Indemnity Agreement between the Company and Mark R. Hollinger as of September 2, 1997 - incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 30, 1997 (File No. 000-23818).

10.16+	Indemnity Agreement between the Company and William C. McCormick as of October 21, 1997 - incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 29, 1997 (File No. 000-23818).

10.17+	Indemnity Agreement between the Company and Robert C. Strandberg as of June 30, 1998 - incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 30, 1998 (File No. 000-23818).

10.18+	Indemnity Agreement between the Company and Daniel T. Olson as of October 25, 1999, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 27, 1999 (File No. 000-23818).

10.19+	Executive Severance Agreement between the Company and Daniel T. Olson as of December 1, 1999 - incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 27, 1999 (File No. 000-23818).

10.20+	Executive Severance Agreement between the Company and Anaya K. Vardya, dated as of January 18, 2000 - incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-3 (Registration No. 333-32616).

10.21+	Indemnity Agreement between the Company and Anaya K. Vardya as of December 20, 1999 - incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-3 (Registration No. 333-32616).

10.22+	Indemnity Agreement between the Company and Dr. William Lattin dated as of September 28, 2000 - incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 25, 2000 (File No. 000-23818).

10.23+	Indemnity Agreement between the Company and George H. Kerckhove dated as of June 28, 2001 - incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2001 (File No. 000-23818).

10.24+	Indemnity Agreement between the Company and Donald D. Jobe dated as of December 20, 2001 - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 24, 2001 (File No. 000-23818).

10.25+	Indemnity Agreement between the Company and Gary R. Lenaghan dated as of October 1, 2001 - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 23, 2002 (File No. 000-23818).

Exhibit No.	Description
10.26+	Indemnity Agreement between the Company and Kirby A. Dyess dated as of September 24, 2002 - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2002.

10.27+	Executive Severance and Noncompetition Agreement between the Company and Stephen Going dated September 21, 2005 - incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005.

10.28+	Indemnity Agreement between the Company and Stephen Going dated September 21, 2005 - incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005.

10.29+	Executive Severance Agreement between the Company and Thomas R. Ingham dated August 22, 2005 - incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2005.

10.30+	Indemnity Agreement between the Company and Thomas R. Ingham dated August 22, 2005 - incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2005.

10.31+	Merix Corporation Deferred Compensation Plan - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 25, 2006.

10.32	Lease Agreement between the Company and Opus Northwest, LLC, dated as of August 22, 2000 - incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 26, 2000 (File No. 000-23818).

10.33	Securities Purchase Agreement dated May 30, 2002, by and between the Company and SF Capital Partners Ltd. - incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-90374).

10.34	Registration Rights Agreement dated May 30, 2002, by and between Merix Corporation and SF Capital Partners Ltd. - incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-90374).

10.35	Stock Purchase Agreement dated as of December 9, 2004 - incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 27, 2004.

10.36	Promissory Note dated December 9, 2004 - incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 27, 2004.

10.37	Master Sale and Purchase Agreement between the Company and Eastern Pacific Circuits Holdings Limited dated as of April 14, 2005 - incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005.

10.38	Supplemental Agreement dated September 29, 2005, relating to the Master Sale and Purchase Agreement dated as of April 14, 2005 - incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005.

10.39+	Executive Severance Agreement between the Company and Kelly E. Lang as of July 31, 2006 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2006.

10.40+	Indemnity Agreement between the Company and Kelly E. Lang as of July 31, 2006 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2006.

Exhibit No.	Description
10.41	Loan and Security Agreement among Merix Corporation, Wachovia Capital Finance Corporation and Bank of America, N.A, dated September 28, 2005 - incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005.

10.42	Amendment No. 1, dated as of October 20, 2005, to Loan and Security Agreement, dated September 28, 2005, among Merix Corporation, Wachovia Capital Finance Corporation and Bank of America, N.A.

10.43	Amendment No. 2, dated May 10, 2006, to Loan and Security Agreement, dated September 28, 2005, among Merix Corporation, Wachovia Capital Finance Corporation and Bank of America, N.A. - incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 16, 2006.

10.44	Amendment No. 3, dated January 12, 2007, to Loan and Security Agreement, dated September 28, 2005, among Merix Corporation, Wachovia Capital Finance Corporation and Bank of America, N.A. - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended February 24, 2007.

10.45	$30 million Credit Agreement among Merix Corporation and Standard Chartered Bank (Hong Kong) Limited, dated September 29, 2005 - incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005.

10.46	$11 million Subordinated Promissory Note dated September 29, 2005 - incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005.

10.47	Indenture dated May 16, 2006, between Merix Corporation and U.S. Bank National Association, as Trustee - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2006.

10.48	Form of 4% Convertible Senior Subordinated Note Due 2013 (included in Section 2.2 of Exhibit 10.44 to this report).

10.49	Registration Rights Agreement dated as of May 16, 2006, between Merix Corporation and Thomas Weisel Partners LLC - incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 16, 2006.

10.50+	Executive Severance and Noncompetition Agreement between Merix Corporation and Michael D. Burger, dated April 26, 2007.

10.51+	Executive Severance and Noncompetition Agreement between Merix Corporation and Chris L. Remy, dated January 4, 2006.

10.52+	Executive Severance and Noncompetition Agreement between Merix Corporation and Linda Moore, dated April 11, 2007.

10.53+	Summary of Key Terms of Compensation Arrangements with Merix Corporation Executive Officers.

10.54+	Summary of Key Terms of Compensation Arrangements with Merix Corporation Non-Employee Directors.

10.55+	Indemnity Agreement between Merix Corporation and Michael D. Burger, dated April 26, 2007.

10.56+	Indemnity Agreement between Merix Corporation and Chris L. Remy, dated May 1, 2007.

10.57+	Indemnity Agreement between Merix Corporation and Linda Moore, dated April 23, 2007.

10.58+	Form of Offer Letter for Vice President level position at Merix Incorporated.

16	Letter re change in certifying accountant - incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on September 1, 2006.

21	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.