Form 10-Q
period 2007-09-01
MERIX CORP
filed 2007-10-11
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-23818

MERIX CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93-1135197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15725 Greystone Court, Suite 200, Beaverton, Oregon	97006
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of October 9, 2007 was 20,016,849 shares.

MERIX CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 1, 2007	May 26, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$26,604	$17,175
Short-term investments	—	9,025
Accounts receivable, net of allowances for doubtful accounts of $2,513 and $3,168	75,988	76,825
Inventories, net	26,961	25,231
Income taxes receivable	394	295
Assets held for sale	1,306	1,206
Other current assets	9,512	6,824

Total current assets	140,765	136,581

Property, plant and equipment, net of accumulated depreciation of $123,132 and $119,949	103,869	101,264
Goodwill	31,544	31,614
Definite-lived intangible assets, net of accumulated amortization of $7,849 and $7,237	10,558	11,171
Leasehold land use rights, net	1,249	1,254
Deferred financing costs, net	4,479	4,732
Other assets	242	241

Total assets	$292,706	$286,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,294	$2,532
Accounts payable	52,225	45,918
Accrued compensation	8,591	8,508
Accrued warranty	1,938	2,129
Other accrued liabilities	9,245	7,076
Income taxes payable	284	352

Total current liabilities	74,577	66,515

Long-term debt	75,503	75,503
Other long-term liabilities	1,923	1,845

Total liabilities	152,003	143,863

Minority interest	3,643	4,550
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding 20,994 shares at September 1, 2007 and 20,844 shares at May 26, 2007	213,392	212,334
Accumulated deficit	(76,513)	(74,055)
Accumulated other comprehensive income	181	165

Total shareholders’ equity	137,060	138,444

Total liabilities and shareholders’ equity	$292,706	$286,857

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Fourteen Weeks Ended September 1, 2007	For the Thirteen Weeks Ended August 26, 2006
Net Sales	$100,149	$102,979
Cost of sales	86,106	82,817

Gross profit	14,043	20,162

Operating Expenses:
Engineering	2,343	1,946
Selling, general and administrative	11,506	11,489
Amortization of identifiable intangible assets	613	762
Severance charges	241	—

Total operating expenses	14,703	14,197

Operating income (loss)	(660)	5,965

Other income (expense):
Interest income	294	335
Interest expense	(1,096)	(1,763)
Other expense, net	(348)	(561)

Total other expense, net	(1,150)	(1,989)

Income (loss) from continuing operations before income taxes and minority interests	(1,810)	3,976
Income tax expense	413	500

Income (loss) from continuing operations before minority interests	(2,223)	3,476
Minority interest in net income of consolidated subsidiaries	236	66

Income (loss) from continuing operations	(2,459)	3,410
Income from discontinued operations, net of income tax expense of $0 and $0, respectively	—	233

Net income (loss)	$(2,459)	$3,643

Basic income (loss) per share from continuing operations	$(0.12)	$0.17
Basic income per share from discontinued operations	—	0.01

Basic net income (loss) per share	$(0.12)	$0.18

Diluted income (loss) per share from continuing operations	$(0.12)	$0.16
Diluted income per share from discontinued operations	—	0.01

Diluted net income (loss) per share	$(0.12)	$0.17

Shares used in per share calculations:
Basic	20,909	19,944

Diluted	20,909	25,012

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Fourteen Weeks Ended September 1, 2007	For the Thirteen Weeks Ended August 26, 2006
Cash flows from operating activities:
Net income (loss)	$(2,459)	$3,643
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,621	5,970
Contribution of common stock to defined contribution plan	382	435
Stock-based compensation expense, net	760	477
Minority interest in net income of consolidated subsidiaries	236	66
(Gain) loss on disposal of fixed assets	(17)	7
Changes in assets and liabilities:
Accounts receivable, net	837	(4,356)
Inventories, net	(1,730)	(3,998)
Income taxes receivable	(99)	—
Other assets	(2,695)	(1,232)
Accounts payable	5,451	9,474
Accrued compensation	83	(3,956)
Accrued warranty	(191)	(2)
Income taxes payable	(68)	403
Other accrued liabilities	1,481	1,482

Net cash provided by operating activities	7,592	8,413

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,828)	(5,948)
Proceeds from disposal of property, plant and equipment	23	8
Purchases of investments	(12,775)	(2,550)
Sales and maturities of investments	21,800	7,075

Net cash provided by (used in) investing activities	3,220	(1,415)

Cash flows from financing activities:
Principal payments on long-term borrowings	—	(1,625)
Payments on capital lease obligations	(238)	(273)
Proceeds from exercise of stock options	—	1,172
Reacquisition of common stock	(83)	(48)
Due from affiliate, net	(751)	1,948
Distribution to minority shareholder	(327)	—
Other financing activities	16	(9)

Net cash provided by (used in) financing activities	(1,383)	1,165

Increase in cash and cash equivalents	9,429	8,163

Cash and cash equivalents:
Beginning of period	17,175	12,280

End of period	$26,604	$20,443

Supplemental Cash Flow Information:
Cash paid for income taxes	$480	$170
Cash paid for interest	174	613

Supplemental Disclosure of Non-Cash Activity:
Reclassification of fixed assets to assets held for sale	$100	$189

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

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the Annual Report on Form 10-K prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim consolidated financial statements are unaudited, however, they reflect all normal recurring adjustments and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year consists of a 52 or 53 week period that ends on the last Saturday in May. Fiscal 2008 is a 53 week fiscal year ending on May 31, 2008. The first quarter of fiscal 2008 ended September 1, 2007 and the first quarter of fiscal 2007 ended August 26, 2006 and included 14 and 13 weeks, respectively.

3.	BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned and majority-owned subsidiaries. Except for activity related to Merix Asia, for which certain intercompany amounts cannot be eliminated as discussed below, all inter-company accounts, transactions and profits have been eliminated in consolidation.

The Company’s financial reporting systems at Merix Asia are predominantly manual in nature. Due to the manual nature of the systems, Merix Asia requires significant time to process and review the transactions in order to assure the financial information is properly stated. Additionally, Merix Asia performs a complex financial consolidation of its subsidiaries prior to the Company’s final consolidation. The time required to complete Merix Asia’s consolidation, record inter-company transactions and properly report any adjustments, intervening and/or subsequent events requires the use of a one-month lag in consolidating the financial statements for Merix Asia with Merix Corporation. Inter-company transactions which occurred during these periods have been eliminated in consolidation. Inter-company balances resulting from transactions with Merix Asia during the one-month lag period have been netted and presented as a current liability on the consolidated balance sheet. The net inter-company payable, which was included as a component of accounts payable, totaled $ 0.1 million as of September 1, 2007 and $0.8 million as of May 26, 2007.

The Company selected a new enterprise resource planning (“ERP”) system to support its transition to a global business in May 2006. The Company is currently in the process of implementing the new ERP system, which, when complete, will allow for the streamlining of business processes and may eventually eliminate the need for the one-month reporting lag for Merix Asia.

4.	RECLASSIFICATIONS

Certain immaterial reclassifications were made to the prior period financial statements to conform to the current period presentation.

5.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of the income (loss) from continuing operations and shares used for basic EPS and diluted EPS (in thousands, except per share amounts):

	Fourteen Weeks Ended September 1, 2007			Thirteen Weeks Ended August 26, 2006
	Loss from Continuing Operations	Shares	Per Share Amount(1)	Income from Continuing Operations	Shares	Per Share Amount(1)
Basic EPS	$(2,459)	20,909	$(0.12)	$3,410	19,944	$0.17
Effect of dilutive stock options	—	—	—	—	460	—
Effect of dilutive convertible notes, net of tax	—	—	—	684	4,608	—

Diluted EPS	$(2,459)	20,909	$(0.12)	$4,094	25,012	$0.16

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options		725			1,705

Convertible notes		4,608			—

(1)	Amounts may not add due to rounding.

6.	INVENTORIES

Inventories are valued at the lower of cost or market and include materials, labor and manufacturing overhead. Inventory cost is determined on the first-in, first-out (“FIFO”) basis.

The Company includes a provision for inventories to cover excess inventories to their estimated net realizable values, as necessary. A change in customer demand for inventory is the primary indicator for reductions in inventory carrying values. The Company records provisions for excess inventories based on historical experiences with customers, the ability to utilize inventory in other programs, the ability to redistribute inventory back to the suppliers and current and forecasted demand for the inventory. Inventory valuation adjustments were $0.1 million and $0.2 million, respectively, during the fourteen and thirteen week periods ended September 1, 2007 and August 26, 2006. As of September 1, 2007 and May 26, 2007, our inventory reserves totaled $3.6 million and $3.4 million, respectively.

The Company maintains inventories on a consignment basis in the United States and in Asia. Consignment inventory is recorded as inventory until the product is pulled from the consignment inventories by the customer and all risks and rewards of ownership of the consignment inventory have been transferred to the customer.

Inventories, net of related reserves, consisted of the following (in thousands):

	September 1, 2007	May 26, 2007
Raw materials	$5,435	$5,134
Work-in-process	8,305	7,297
Finished goods	6,198	7,670
Consignment finished goods	7,023	5,130

Total inventories	$26,961	$25,231

7.	ASSETS HELD FOR SALE

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has recorded certain assets as current assets held for sale. Assets held for sale included the following (in thousands):

	September 1, 2007	May 26, 2007
Two parcels of land	$1,146	$1,146
Excess equipment	60	60
Real estate	100	—

	$1,306	$1,206

In accordance with SFAS No. 144, these assets are recorded at the lower of their carrying amount or fair value, less cost to sell and are no longer being depreciated.

8.	DISCONTINUED OPERATIONS

On September 29, 2006, Merix Asia entered into an agreement with Citi-Power Investment Limited to sell Merix Hong Kong’s 90% shareholding interest in the Lomber single-sided manufacturing facility located in Huizhou City in the People’s Republic of China (“Lomber Facility”) for a nominal amount. Also on September 29, 2006, Merix Asia entered into an agreement with Excel Hero (China) Limited to sell its 85.29% shareholding interest in its single-sided manufacturing facility located in Dongguan City in the People’s Republic of China (“Dongguan Facility”) for a nominal amount. On March 31, 2007, Merix Asia sold the stock of Merix Holding (Hong Kong) Limited, the holding company of the Lomber Facility and Dongguan Facility to East Bridge Group Limited for an amount approximately equal to the book value of the facilities.

The results of operations for the Dongguan and Lomber facilities have been reclassified as discontinued operations for all periods presented. Certain financial information related to discontinued operations was as follows (in thousands):

Thirteen Weeks Ended August 26, 2006
Revenue	$2,936
Pre-tax income	233

9.	GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Fourteen Weeks Ended Sept. 1, 2007	Thirteen Weeks Ended August 26, 2006
Balance, beginning of period	$31,614	$89,889
Adjustments to goodwill	(70)	417

Balance, end of period	$31,544	$90,306

Adjustments to goodwill in the fourteen-week period ended September 1, 2007 represented adjustments to deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Adjustments to goodwill in the thirteen-week period ended August 26, 2006 represented adjustments to bad debts on the receivable purchased.

Definite-Lived Intangible Assets

At September 1, 2007 and May 26, 2007, the Company’s definite-lived intangible assets included customer relationships and a manufacturing sales representative network. The gross amount of the Company’s definite-lived intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	September 1, 2007	May 26, 2007
Customer relationships	6.5-10 years	$17,168	$17,168
Accumulated amortization		(6,630)	(6,019)

		10,538	11,149

Manufacturing sales representatives network	5.5 years	40	40
Accumulated amortization		(20)	(18)

		20	22

Total definite-lived intangible assets		$10,558	$11,171

Amortization expense was as follows (in thousands):

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
Customer relationships	$611	$610
Non-compete agreement	—	151
Manufacturing sales representatives network	2	1

	$613	$762

Amortization is as follows over the next five fiscal years and thereafter (in thousands):

	Customer Relationships	Manufacturing Sales Representatives Network
Remainder of fiscal 2008	$1,658	$6
2009	1,975	7
2010	1,759	7
2011	1,552	—
2012	1,107	—
Thereafter	2,487	—

	$10,538	$20

10.	ACCRUED WARRANTY

The Company generally warrants its products for a period of up to twelve months from the point of sale. However, in selected circumstances, Merix Asia grants longer warranty periods to certain customers of up to three years. The Company records a liability for the estimated cost of the warranty upon transfer of ownership of the products to the customer. The warranty liability is calculated based on historical experience of expenses resulting from the warranty program for the twelve preceding months for Merix Oregon and Merix San Jose and for the preceding three year period for Merix Asia.

Warranty activity, adjusted for discontinued operations, was as follows (in thousands):

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
Balance, beginning of period	$2,129	$2,297
Expense incurred	1,145	502
Settlements made during the period	(1,336)	(521)

Balance, end of period	$1,938	$2,278

11.	ADOPTION OF FASB INTERPRETATION NO. 48

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on May 27, 2007. Upon the implementation of FIN 48, the Company did not recognize any increase or decrease in the liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local and foreign jurisdictions. The Company is no longer subject to Internal Revenue Service (“IRS”) examinations for fiscal years prior to fiscal 2001, state or local examinations prior to fiscal 2002, and foreign income tax examinations before fiscal year 2001. The Company currently has one state examination in progress, however it does not anticipate any adjustments that would result in a material impact to its financial position, results of operations or cash flows.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. During the three months ended September 1, 2007, the Company did not recognize any interest or penalties associated with unrecognized tax benefits.

12.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes the change in our cumulative translation adjustment. The following table sets forth the calculation of comprehensive income (loss) for the periods indicated (in thousands):

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
Net income (loss)	$(2,459)	$3,643
Change in cumulative translation adjustment	16	(9)

Total comprehensive income (loss)	$(2,443)	$3,634

13.	SEGMENT INFORMATION

The Company has three reportable business segments defined by geographic location in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information:” (1) Merix Oregon, (2) Merix San Jose and (3) Merix Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. The Company’s operating segments are evidence of the internal structure of its organization. Each segment operates in the same industry with production facilities that produce similar customized products for its customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team. The Company’s chief operating decision maker is its Chief Executive Officer. Segment disclosures are presented to the gross profit level as this is the primary performance measure for which the segment managers are responsible. No other operating results information is provided to the chief operating decision maker for review at the segment level. The following tables reconcile certain financial information by segment. Certain fiscal 2007 balances have been revised to reflect the impact of discontinued operations as discussed in Note 8.

Net sales by segment were as follows (in thousands):

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
Merix Oregon	$48,005	$54,218
Merix San Jose	8,890	8,641
Merix Asia	43,254	40,120

	$100,149	$102,979

Gross margin by segment was as follows (in thousands):

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
Merix Oregon	$7,728	$13,876
Merix San Jose	1,951	2,517
Merix Asia	4,364	3,769

	$14,043	$20,162

Total assets by segment were as follows (in thousands):

	September 1, 2007	May 26, 2007
Merix Oregon	$166,045	$162,217
Merix San Jose	29,399	29,807
Merix Asia	97,262	94,833

	$292,706	$286,857

14.	SIGNIFICANT CUSTOMERS

Information regarding customers that accounted for 10% or more of our total revenue in the fourteen or thirteen-week periods ended September 1, 2007 or August 26, 2006 was as follows:

	Fourteen Weeks Ended September 1, 2007		Thirteen Weeks Ended August 26, 2006
Percentage of consolidated revenue represented by significant customer 1	12%		15%
Percentage of consolidated revenue represented by significant customer 2	*	(1)	10%

(1)	Less than 10%.

The companies comprising the Company’s largest OEM customers vary from period to period. Net sales to these significant customers in the periods presented primarily related to the Merix Oregon operating segment.

At September 1, 2007, five entities represented approximately 46% of the Company’s net accounts receivable balance, individually ranging from approximately 5% to approximately 14%. The Company has not experienced significant losses related to its accounts receivable in the past.

15.	COMMITMENTS AND CONTINGENCIES

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

Environmental Matters

The process to manufacture printed circuit boards requires adherence to environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standards applicable in each of the jurisdictions in which we operate. The Company’s Huiyang and Huizhou facilities in the People’s Republic of China currently are not compliant with all applicable environmental permits and requirements. The Company has worked cooperatively with regulators in the People’s Republic of China and has agreed upon a remediation plan. The Company anticipates that this plan, if executed, would not result in any unplanned fines, penalties or costs. The Company anticipates incurring $0.3 million in costs related to this plan in the remainder of fiscal 2008. The Company believes that its other facilities comply in all material respects with applicable environmental laws and regulations. The Company has in the past, however, received certain notices of violations and has been required to engage in certain minor corrective activities. There can be no assurance that violations will not occur in the future.

Commitments

As of September 1, 2007, the Company had capital commitments of approximately $6.0 million, primarily relating to the purchase of machinery and equipment.

16.	RELATED PARTY TRANSACTIONS

The Company paid the following amounts to Huizhou Desay Holdings Co. Ltd., a minority shareholder in two Merix Asia manufacturing facilities, during the periods indicated (in thousands):

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
Consulting fees	$48	$43
Operating lease rental fees	74	67
Management fees	18	7
Other fees	124	83

	$264	$200

17.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 48

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. This interpretation requires financial statement recognition under a more likely than not standard based on the technical merits of each position; and provides guidance on derecognition, classification, interest, penalties and financial statement reporting disclosures. The Company adopted FIN 48 during the first quarter of fiscal 2008. See Note 11 for additional information regarding the adoption of FIN 48.

FASB Staff Position No. AUG AIR-1

In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits accruing for the future cost of periodic major overhauls and planned maintenance of plant and equipment in annual and interim periods. This Staff Position is effective for fiscal years beginning after December 15, 2006 and must be retrospectively applied. As the Company does not accrue for such future costs, the adoption of AUG AIR-1 in the first quarter of fiscal 2008 did not have any effect on its consolidated financial position, results of operations or cash flows.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. SFAS No. 157 does not apply under SFAS No. 123R, does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of the statement, and does not apply under accounting pronouncements that require or permit measurements that are similar to fair value but that are not intended to measure fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Merix plans to adopt SFAS No. 157 during the first quarter of fiscal 2009. The Company is currently analyzing the effects of adopting SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

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

Emerging Issues Task Force (“EITF”) Issue No. 06-3

In June 2006, the FASB ratified EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF No. 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. The Company currently presents all taxes on a net basis and has elected not to change its presentation method. EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF No. 06-3 in the first quarter of fiscal 2008 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

18.	SEVERANCE CHARGES AND CLOSING OF HONG KONG FACILITY

Effective July 13, 2007, the Company committed to phasing out operations at its Hong Kong facility over approximately 18 months and closing the facility. The Company is taking this action to consolidate its Asian operations at its lower-cost facilities in China. The Company is also embarking on an expansion of facilities at its Huiyang plant to increase its manufacturing capacity in China. The Company expects to incur approximately $3.0 million to $4.0 million of cash restructuring costs in connection with phasing out the Hong Kong facility, including approximately $3.0 million to $3.5 million (excluding amounts to be paid out of the Long Service Payment Plan) of severance and other employee related costs. Approximately $0.2 million of the restructuring costs were accrued in the first quarter of fiscal 2008, with the remainder expected to be accrued through the date of the final closure. We expect to incur approximately $1.0 to $1.5 million of such costs (excluding amounts to be paid out of the Asia Long Service Payment Plan) in the second quarter of fiscal 2008 with the remainder expected to be incurred in the second or third quarter of fiscal 2009.

A roll-forward of the Company’s severance accrual for the first quarter of fiscal 2008 was as follows (in thousands):

	Beginning Accrued Liability	Charged to Expense	Expenditures	Ending Accrued Liability
Merix Asia’s Chief Executive Officer severance	$453	$—	$(453)	$—
Other Asia-related severance	—	241	—	241

	$453	$241	$(453)	$241

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects and cyclicality; future results of operations or financial position; our expectations regarding increased margins, growth in revenues and expansion of our customer base, both domestically and in Asia; our expectations regarding the restructuring of our Asian operations, including additional investments by us in our Asian operations and costs of the restructuring; our expectations regarding the results of the implementation of a new enterprise resource planning system; our expectations regarding remediation of material weaknesses in internal controls over financial reporting; our intentions and expectations regarding credit facilities; anticipated levels or backlog and our use of backlog; the sufficiency of our capital resources; our accounting and tax policies; and the outcome of any litigation to which we are a party. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and other similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, plans and projections are described in Part II, Item 1A, “Risk Factors” under the subheading “Risk Factors Affecting Business and Results of Operations.” This section, along with other sections of this Quarterly Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations, plans and projections. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission, including our most recent Annual Report on From 10-K for the fiscal year ended May 26, 2007.

Business

We are a leading global manufacturing service provider for technologically advanced printed circuit boards for original equipment manufacturer (“OEM”) customers and their electronic manufacturing service (“EMS”) providers. Our principal products are complex multi-layer rigid printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The market segments we serve are primarily in commercial equipment in the Communications and Networking, Computing and Peripherals, Industrial and Medical, Defense and Aerospace and Automotive markets. Our markets are generally characterized by rapid technological change, high levels of complexity and short product life-cycles, as new and technologically superior electronic equipment is continually being developed.

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

Markets and Customers

We have a broad customer base and our customers include leading OEMs in the electronics and automotive industries. Information regarding customers that accounted for 10% or more of our total revenue was as follows:

	Fourteen Weeks Ended September 1, 2007		Thirteen Weeks Ended August 26, 2006
Percentage of consolidated revenue represented by significant customer 1	12%		15%
Percentage of consolidated revenue represented by significant customer 2	*	(1)	10%

(1)	Less than 10%.

The companies comprising our largest OEM customers vary from period to period. Net sales to these significant customers in the periods presented primarily related to our Merix Oregon operating segment.

Approximately 55% and 49%, respectively, of our OEM sales in the first quarter of fiscal 2008 and 2007 were made to EMS providers. Although our contractual relationship is with the EMS provider, most of our shipments to EMS providers are directed by OEMs that negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several EMS providers and are awarded incremental discretionary orders directly from some of them. We expect these discretionary orders to increase in the future as we strengthen our direct relationships with these EMS providers.

Backlog

Backlog comprises purchase orders received and, in some instances, forecast requirements released for production under customer contracts. Backlog totaled $57.4 million and $56.2 million at September 1, 2007 and May 26, 2007, respectively.

A substantial portion of our backlog is typically scheduled for delivery within 90 days and customers may cancel or postpone all scheduled orders, in most cases without penalty. Therefore, backlog may not be a meaningful indicator of future financial results.

Critical Accounting Policies and Use of Estimates

We reaffirm the information included under the heading “Critical Accounting Policies and Use of Estimates” appearing at page 39 of our Annual Report on Form 10-K for the year ended May 26, 2007, which was filed with the Securities and Exchange Commission on August 14, 2007.

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Fourteen Weeks Ended(1) September 1, 2007		Thirteen Weeks Ended(1) August 26, 2006
Net sales	$100,149	100.0%	$102,979	100.0%
Cost of sales	86,106	86.0	82,817	80.4

Gross margin	14,043	14.0	20,162	19.6
Engineering	2,343	2.3	1,946	1.9
Selling, general and administrative	11,506	11.5	11,489	11.2
Amortization of identifiable intangible assets	613	0.6	762	0.7
Severance charges	241	0.2	—	—

Operating income (loss)	(660)	(0.7)	5,965	5.8
Other expense, net	(1,150)	(1.1)	(1,989)	(1.9)

Income (loss) from continuing operations before income taxes and minority interests	(1,810)	(1.8)	3,976	3.9
Income tax expense	413	0.4	500	0.5

Income (loss) from continuing operations before minority interests	$(2,223)	(2.2)%	$3,476	3.4%

(1)	Percentages may not add due to rounding.

Net sales decreased $2.9 million, or 2.7%, to $100.1 million, in the first quarter of fiscal 2008 compared to $103.0 million in the first quarter of fiscal 2007. This decrease reflects a decrease at our Oregon segment attributed to lower demand in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, partially offset by an increase at our Asia segment, as described in more detail below. The North American printed circuit board industry is highly cyclical and has cycles that generally last between 12 and 24 months. Further, the variations between peak and trough demand often fluctuate by 20% to 25%, thus causing revenues to vary significantly depending on the market cycle.

Net Sales by Segment

Net sales by segment were as follows (in thousands):

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
Merix Oregon	$48,005	$54,218
Merix San Jose	8,890	8,641
Merix Asia	43,254	40,120

	$100,149	$102,979

Per Unit Information

We define “unit” as the number of panel layers, which is the number of panels multiplied by average layer counts. Percentage increases (decreases) in unit volume and pricing were as follows:

First Quarter of Fiscal 2008 Compared to First Quarter of Fiscal 2007
Merix Oregon:
Unit volume	(15)%
Average unit pricing	4%

Merix San Jose:
Unit volume	5%
Average unit pricing	(2)%

Merix Asia:
Unit volume	(4)%
Average unit pricing	12%

Overall:
Unit volume	(7)%
Average unit pricing	4%

Merix Oregon

The decrease in net sales at Merix Oregon in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily due to lower North American demand caused by the normal cyclicality that is inherent in the printed circuit board industry. To a lesser extent, revenues declined from the comparable prior year period due to North American production transitioning to either Merix Asia or to other lower-cost offshore competitors. The decrease in demand was partially offset by a 4% increase in average unit pricing, which resulted primarily from growth in the sale of higher priced, higher technology high-density interconnect (“HDI”) and military panels.

Merix San Jose

Net sales at Merix San Jose were relatively flat in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, as this segment’s product mix is primarily quick-turn, which tends to be less influenced (compared to full lead time business) by normal market cyclicality. However, pricing in the quick turn market is influenced by changes in overall market demand, which contributed to the 2% decrease in average unit pricing.

Merix Asia

The increase in net sales for Merix Asia in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily a result of the extra week reported in the first quarter of fiscal 2008. Unit pricing increased as a result of efforts to improve our customer mix through enhanced technology offerings to traditional Merix North America customers.

Net Sales by End Market

The following table shows, for the periods indicated, the amount of net sales to each of our principal end-user markets and the percentage of the end-user market’s sales to our consolidated net sales (dollars in thousands):

	Fourteen Weeks Ended September 1, 2007		Thirteen Weeks Ended August 26, 2006
Communications & Networking	$41,777	41.7%	$46,170	44.8%
Computing & Peripherals	8,669	8.6%	13,393	13.0%
Industrial & Medical	10,276	10.3%	8,677	8.4%
Defense & Aerospace	5,770	5.8%	5,122	5.0%
Automotive	20,208	20.2%	20,400	19.8%
Other	13,449	13.4%	9,217	9.0%

	$100,149	100.0%	$102,979	100.0%

The decreases in Communications & Networking and Computing & Peripherals in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 were due primarily to the normal cyclicality of the North American market discussed above.

The increases in Industrial & Medical and Defense & Aerospace in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 were due primarily to our efforts to penetrate in these markets to both diversify our customer base and grow revenue.

The increase in Other in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily driven by the growth in sales to EMS customers in both Asia and North America.

Net Sales by Geographic Region

Net sales by geographic region are defined by the region where the product is manufactured. Accordingly, net sales by geographic region are the same as net sales by segment.

Cost of Sales and Gross Margin

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead.

A number of costs, including those for labor, utilities and manufacturing supplies, incurred by our plants in the People’s Republic of China (“PRC”) are denominated in Chinese Renminbi. Strengthening or weakening of the Chinese Renminbi relative to the U.S. Dollar affect our cost of sales and profitability. Recent increases in the value of the Chinese Renminbi relative to the U.S. Dollar have caused the costs of our Chinese operations to increase as stated in U.S. Dollars.

Cost of sales increased $3.3 million, or 4.0%, to $86.1 million in the first quarter of fiscal 2008 compared to $82.8 million in the first quarter of fiscal 2007. The increase was primarily due to the extra week reported in our first quarter of fiscal 2008, partially offset by a reduction in volume processed in our North American factories.

Our gross margin by segment was as follows (in thousands):

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
Merix Oregon	$7,728	$13,876
Merix San Jose	1,951	2,517
Merix Asia	4,364	3,769

	$14,043	$20,162

Our gross margin as a percentage of net sales by segment was as follows:

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
Merix Oregon	16.1%	25.6%
Merix San Jose	21.9%	29.1%
Merix Asia	10.1%	9.4%
Overall	14.0%	19.6%

Merix Oregon

Our gross margin (both in whole dollars and as a percentage of net sales) at Merix Oregon decreased primarily due to lower demand, which contributed to the lower net sales as discussed above. Factory margins are heavily influenced by factory utilization rates because the cost structure needed to produce printed circuit boards is heavily weighted to fixed or step-variable costs. Thus, lower demand resulted in lower utilization rates and a decrease in gross margin as a percentage of net sales.

Merix San Jose

Our gross margin at Merix San Jose decreased as a result of a decrease in the gross margin as a percentage of net sales. The decrease in the gross margin as a percentage of net sales was due primarily to lower average pricing, as well as a change in product mix. During the early part of the first quarter of fiscal 2008, the facility underwent the implementation of a new enterprise resource planning (“ERP”) system that significantly changed processes, data availability and resource planning, among other things. As a result, there was a temporary adverse effect on the efficiency level of the facility, which also contributed to the decrease in profitability.

Merix Asia

Our gross margin at Merix Asia increased primarily as a result of an improvement in the product mix. One of the primary strategies in acquiring Merix Asia was the belief that Merix’ sales force would be able to migrate higher- margin business to Asia than what was traditionally produced by our predecessor. This new business has been termed “synergy business.” Synergy business as a percentage of total Merix Asia sales has increased from 11% of revenue in the first quarter of fiscal 2007 to 23% in the first quarter of fiscal 2008. Synergy business represents sales of products that were not originally sold by Merix Asia to both existing and new customers. We anticipate that synergy business will continue to grow as a percentage of Merix Asia’s total net sales, even with the closure of our Hong Kong facility. A modest portion of the synergy revenue was previously manufactured at our Oregon factories, while the majority is incremental business from new or existing North American customers.

Engineering Costs

Engineering costs include indirect labor, materials and overhead to support customer design and the development of new manufacturing processes required to meet our customers’ technology requirements, as well as to support our current manufacturing processes.

Engineering costs increased $0.4 million, or 20.4%, to $2.3 million in the first quarter of fiscal 2008 compared to $1.9 million in the first quarter of fiscal 2007. The increase was due primarily to an increase in headcount as we refilled positions that were left open from turnover in previous periods, as well as 14 weeks of reporting in the first quarter of fiscal 2008 compared to 13 weeks in the first quarter of fiscal 2007.

Selling, General and Administrative Costs

Selling, general and administrative (“SG&A”) costs include indirect labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

SG&A costs remained flat at $11.5 million in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 due to a reduction in executive variable compensation and bad debt expense offset by 14 weeks of reporting in the first quarter of fiscal 2008 compared to 13 weeks in the first quarter of fiscal 2007.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets was $0.6 million and $0.8 million in the first quarter of fiscal 2008 and the first quarter of fiscal 2007, respectively. The reduction in amortization was primarily related to the fact that certain intangibles acquired as part of the Merix San Jose acquisition were fully amortized during the later part of fiscal 2007. Our identifiable intangible assets balance at September 1, 2007 was $10.6 million and current amortization is approximately $0.6 million per quarter.

Severance Charges

Severance charges of $0.2 million in the first quarter of fiscal 2008 primarily included costs related to the closing of our Hong Kong facility as discussed in Note 18 of Notes to Consolidated Financial Statements.

Interest Expense

Interest expense decreased to $1.1 million in the first quarter of fiscal 2008 compared to $1.8 million in the first quarter of fiscal 2007 due primarily to the repayment of $16.1 million of debt in the first three quarters of fiscal 2007, as well as a $3.4 million reduction in our $11.0 million subordinated promissory note in connection with the reduction in the purchase price of Merix Asia in the second quarter of fiscal 2007. In addition, our average borrowing rate was 4.41% in the first quarter of fiscal 2008 compared to 4.91% in the first quarter of fiscal 2007.

Income Tax Expense

On a quarterly basis, we estimate our provision for income taxes based on our projected results of operations for the full year. Income tax is provided for entities expected to generate profits that are not offset by losses generated by entities in other tax jurisdictions. As a result, our effective income tax rate was negative 22.8% in the first quarter of fiscal 2008 and 12.6% in the first quarter of fiscal 2007.

The provision for income taxes for the first quarter of fiscal 2008 differs from tax computed at the federal statutory rate primarily as a result of our mix of earnings in various tax jurisdictions and the diversity in income tax rates. The effective rate in the current quarter is negative as a result of current taxes expected to be paid on profits in certain jurisdictions and the recording of a valuation allowance against net operating losses incurred in other jurisdictions. In addition, we determined that it is appropriate to record and maintain a valuation allowance on any deferred tax assets or net operating losses generated or carried forward into the current fiscal year.

Discontinued Operations

On September 29, 2006, Merix Holding (Hong Kong) Limited (“Merix Hong Kong”) entered into an agreement with Citi-Power Investment Limited to sell Merix Hong Kong’s 90% shareholding interest in the Lomber single-sided manufacturing facility located in Huizhou City in the PRC (“Lomber Facility”) for a nominal amount. Also on September 29, 2006, Merix Hong Kong entered into an agreement with Excel Hero (China) Limited to sell its 85.29% shareholding interest in its single-sided manufacturing facility located in Dongguan City in the PRC (“Dongguan Facility”) for a nominal amount. On April 1, 2007, we transferred our interests in the two single-sided facilities on terms substantially similar to those described above.

The results of operations for the Dongguan and Lomber facilities have been reclassified as discontinued operations for all periods presented. Certain financial information related to discontinued operations was as follows (in thousands):

Thirteen Weeks Ended August 26, 2006
Revenue	$2,936
Pre-tax income	233

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of September 1, 2007 consisted of $26.6 million of cash and cash equivalents and $55.0 million available under our revolving bank credit agreement, described below. We expect our capital resources to be sufficient to fund our operations and known capital requirements for at least one year from September 1, 2007, although we may seek additional sources of funds.

We have a Loan and Security Agreement with a bank group (the “Loan Agreement”) under which the lenders currently provide a revolving line of credit of up to $55.0 million based on a borrowing base consisting primarily of our accounts receivable. The obligations under the Loan Agreement are secured by substantially all of our U.S. assets. The borrowings bear interest at (a) either the prime rate or LIBOR, plus (b) an additional margin based on certain performance criteria. As of September 1, 2007, approximately $55 million was available for future borrowings on the revolving line of credit. The Loan Agreement contains a number of restrictive covenants, all of which we were in compliance with as of September 1, 2007. Specifically, our ability to invest or loan additional funds to Merix Asia is limited, subject to certain conditions, to $25 million in the aggregate at any time. This limit may negatively affect Merix Asia and, in particular, our plans to expand the production capacity of our plant in Huiyang in the PRC. We are discussing alternatives with our lenders, although we may not be able to increase this limit. As of September 1, 2007, we had invested approximately $9.3 million against this limit.

In the first quarter of fiscal 2008, cash and cash equivalents and short-term investments increased $0.4 million to $26.6 million as of September 1, 2007 from $26.2 million as of May 26, 2007 primarily as a result of $7.6 million provided by operations (as described in more detail below) and the net maturity of investments of $9.0 million, offset by the use of $5.8 million for the purchase of property, plant and equipment, a $0.8 million increase in due from affiliate and a $0.3 million distribution to a minority shareholder.

Accounts receivable, net of allowances for bad debts, decreased $0.8 million to $76.0 million as of September 1, 2007 from $76.8 million as of May 26, 2007. Our days sales outstanding, calculated on a quarterly basis, was 75 days at both September 1, 2007 and May 26, 2007.

Inventories, net of obsolescence and other reserves, increased $1.8 million to $27.0 million as of September 1, 2007 compared to $25.2 million as of May 26, 2007. The increase primarily was due to increased work in process and consigned finished goods as a result of lower demand. Our annualized inventory turnover rate, calculated on a quarterly basis, was 13.2 times for the quarter ended September 1, 2007 and 12.5 times for the quarter ended May 26, 2007.

Other current assets increased $2.7 million to $9.5 million as of September 1, 2007 compared to $6.8 million as of May 26, 2007. This was primarily due to a $1.0 million increase in prepaid value added taxes in foreign jurisdictions, due primarily to the timing difference of receiving a tax refund from the PRC local government for taxes paid to PRC local vendors for the purchase of materials, a $0.8 million increase in prepaid employee benefits due to the timing of invoice receipts, and a $0.2 million increase related to prepaid software technical support for our ERP project.

Accounts payable increased $6.3 million to $52.2 million as of September 1, 2007 compared to $45.9 million as of May 26, 2007. This was primarily due to increased focus on improving the management of working capital.

Other accrued liabilities increased $2.1 million to $9.2 million as of September 1, 2007 compared to $7.1 million as of May 26, 2007. The change primarily was due to a $0.8 million increase in distributions payable to minority shareholders and a $0.7 million increase in liabilities related to capital expenditures.

Expenditures for property, plant and equipment of $5.8 million in the first quarter of fiscal 2008 primarily consisted of expenditures for the expansion and improvement of the process technology at our China-based facilities, improvement of the process technology and increasing the process speed of our North American facility and the continuing implementation of a company-wide ERP system. We estimate our total capital expenditures in fiscal 2008 to be approximately $30 to $35 million. A significant portion of this spending is related to a project for expanding both the capacity and the technological capabilities of our Huiyang, China-based factory. We anticipate that this investment will allow us to expand margins and profitably grow our revenues in this region and accelerate Merix Asia’s technological capabilities to better support our customers’ needs.

Recently Issued Accounting Pronouncements

See Note 17 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our Annual Report on Form 10-K for the fiscal year ended May 26, 2007, which was filed with the Securities and Exchange Commission on August 14, 2007.

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

In our assessment of the effectiveness of our internal control over financial reporting as of May 26, 2007, the following material weakness was identified:

Merix Asia was acquired in September 2005. Upon acquisition, Merix Asia had weak internal controls over financial reporting and needed to develop processes to strengthen its accounting systems and control environment management. We have devoted significant time and resources to improving the internal controls over financial reporting since the acquisition. However, Merix management did not maintain sufficient controls to adequately monitor the accounting and financial reporting of our Merix Asia operations. This material weakness resulted in adjustments to our 2007 annual consolidated financial statements that were identified by management and the external auditors. Additionally, this control deficiency could result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Remediation Steps to Address Material Weakness

The material weakness noted above has not been remediated as of the end of first quarter of fiscal 2008. Because of the material weakness identified in our fiscal 2007 evaluation of internal control over financial reporting, we have initiated a series of remediation actions. We have implemented quarterly physical inventory counts at our Asia operations which will continue until our global ERP system is in place for our Asia operations. Previously, this was an annual control which highlighted an inventory issue at the end of fiscal 2007. Further actions will be taken throughout fiscal 2008.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 15 of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

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

As part of our business strategy, we have made and may continue to make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or production capacity or that may otherwise offer growth opportunities. In connection with our San Jose and Asian acquisitions, we have experienced, and in any future acquisitions or investments, we could experience:

•	problems integrating the purchased operations, technologies or products;

•	failure to achieve potential sales, materials costs and other synergies;

•	unanticipated expenses and working capital requirements;

•	diversion of management’s attention and lose key employees;

•	further charges and asset impairments related to the acquisitions; and

•	problems completing anticipated technology transfers to our Asian operations.

In addition, in connection with any future acquisitions or investments, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	incur debt and assume liabilities that could impair our liquidity;

•	incur amortization expenses related to intangible assets;

•	uncover previous unknown liabilities; or

•	incur large and immediate write-offs that would reduce net income.

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

We have a bank credit covenant that limits the incremental investment in Merix Asia

Merix has a bank credit agreement covenant that limits the incremental investment into Merix Asia to $25 million. As of October 8, 2007, we had advanced Merix Asia approximately $11.9 million against the incremental investment limit. If our Asian operations at any time require an amount of cash greater than our available capital resources, or than is permitted to be advanced under applicable credit agreements, or otherwise, there is risk that we will not be able to fund our Asian operations and the growth plans in Asia.

We have minority investors in our China manufacturing facilities.

Currently, we have two printed circuit board manufacturing plants in the PRC that are each partially owned by a separate Chinese company. While we are the majority interest holder in both of these companies, there are minority interest holders in each of them. The aggregate minority interest in these companies ranges from 5%

to 15%. These minority holders are local investors with close ties to local economic development and other government agencies. The investors lease to the Chinese operating companies the land on which the plants are located. In connection with the negotiation of their investments, the local investors secured certain rights to be consulted and consent to certain operating and investment matters concerning the plants and to board representation. Failure to maintain good relations with these investors could materially adversely affect our ability to manage the operations of one or more of the plants and our ability to realize the anticipated benefits of the Asian acquisition.

We do not currently have options to renew our leased manufacturing facility in the PRC.

Our facility is leased from a Chinese company under an operating lease that does not contain a lease renewal option. Although the landlord also has a minority interest in our subsidiary that operates the facility, this minority interest holder may not renew our lease. Failure to maintain good relations with this investor could materially adversely affect our ability to negotiate the renewal of our operating lease or to continue to operate the plant. Further, failure to successfully renew such lease could materially adversely affect our ability to realize the anticipated benefits of the Asian acquisition.

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

See Item 4. Controls and Procedures above for additional information.

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

Historically, we have derived a significant portion of our consolidated net sales from a limited number of customers. Our five largest OEM customers, which vary from period to period, comprised 35% and 37% of our consolidated net sales during the first quarter of fiscal 2008 and in all of fiscal 2007, respectively. Net sales to two customers represented 12% and 8% of consolidated net sales during the first quarter of fiscal 2008. Net sales to two customers individually represented 15% and 11% of consolidated net sales during fiscal 2007. We expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce our consolidated net sales and have a material adverse effect on our results of operations and financial condition.

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

In total, five entities represented approximately 46% of the consolidated net trade accounts receivable balance at September 1, 2007, individually ranging from approximately 5% to approximately 14%. Our OEM customers direct our sales to a relatively limited number of electronic manufacturing service providers. Our contractual relationship is typically with the electronic manufacturing service providers, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to electronic manufacturing service providers, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our financial condition results of operations would be adversely affected.

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

Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. However, the government of the PRC may not continue to pursue such policies. Despite progress in developing its legal system, the PRC does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. For example, the PRC recently passed a unified enterprise income tax law, which changes the income tax on foreign-owned facilities. In addition, some government policies and rules are not timely published or communicated in local districts, if they are published at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. These uncertainties could limit the legal protections available to us. Any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

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

We may incur material losses and costs as a result of product liability and warranty claims that may be brought against us.

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

We are currently using multiple ERP and other information systems. We began the initial design and implementation for a single world-wide ERP system during fiscal 2007. We expect the new ERP system will become integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. Our work to plan, develop and implement this new ERP system continues in fiscal 2008 as an active project. These systems are new to us and we have not had extensive experience with them. The new ERP system could eventually become more costly, difficult and time-consuming to purchase and implement than we currently anticipate. Implementation of the new ERP system may require us to change certain internal business practices. We may encounter unexpected difficulties, delays, costs or other challenges, any of which may disrupt our business. Corrections and improvements may be required as we continue the implementation of our new system, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. Any delay in the implementation of, or disruption in the transition to our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records and to report financial and management information on a timely and accurate basis. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and impact our ability to manage our business and our results of operations.

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

Pending or future litigation could have a material adverse effect on our operating results and financial condition.

We are currently subject to legal proceedings and claims, including a securities class action lawsuit. In the complaint, the plaintiffs seek unspecified damages. This lawsuit and others are described in Note 15 of Notes to Consolidated Financial Statements above. More lawsuits could be filed against us.

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

We may, in the future, sell additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to raise capital. We may also issue additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to finance future acquisitions. Further, a substantial number of shares of our common stock are reserved for issuance pursuant to stock options. As of September 1, 2007, we had 3,101,036 outstanding options, each to purchase one share of our common stock, issued to employees, officers and directors under our equity incentive plans. The options have exercise prices ranging from $2.04 per share to $67.06 per share. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options was exercised and the stock issued was immediately sold into the public market. Further, the exercise of these options could have a dilutive impact on other shareholders by decreasing their ownership percentage of our outstanding common stock. If we attempt to raise additional capital through the issuance of equity or convertible debt securities, the terms upon which we will be able to obtain additional equity capital, if at all, may be negatively affected since the holders of outstanding options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such options.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the first quarter of fiscal 2008:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
May 27, 2007 to June 30, 2007	4,042	$7.89	—	—
July 1, 2007 to July 28, 2007	3,764	8.10	—	—
July 29, 2007 to September 1, 2007	3,137	6.75	—	—

Total	10,943	7.63	—	—

Purchases during the first quarter of fiscal 2008 represented shares purchased by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our equity-based compensation plans. The shares are purchased from employees and the proceeds are remitted to pay the employees’ withholding taxes due at the time the employees’ restricted stock awards vest.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Merix Corporation Bylaws, as amended

10.1	Summary of Key Terms of Compensation Arrangements with Merix Corporation Executive Officers.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIX CORPORATION

Dated: October 11, 2007	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ KELLY E. LANG
Kelly E. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ RUSSELL S. PATTEE
Russell S. Pattee
Vice President Corporate Controller and Treasurer
(Principal Accounting Officer)