Form 10-Q/A
period 2007-09-01
MERIX CORP
filed 2007-12-27
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A amends our quarterly report on Form 10-Q for the quarter ended September 1, 2007, which was filed on October 11, 2007.

This Form 10-Q/A is a result of the restatement of our unaudited consolidated financial statements for the quarter ended September 1, 2007 due to accounting errors made in the first fiscal quarter ended September 1, 2007 which we discovered in the normal course of our business processes.

The most significant error was the result of our authorizing a customer of our Oregon segment to return product for rework. The product was reworked and reshipped prior to quarter end, but the original invoice was not reversed. Instead, the product was reinvoiced upon reshipment to the customer, which resulted in an overstatement of revenue, margins, net income, accounts receivable and shareholders’ equity. The net impact of this adjustment was a reduction of revenue and pre-tax income of $672,000 for the fourteen weeks ended September 1, 2007. We also discovered similar errors in transactions relating to returned product at our San Jose facility that resulted in an adjustment to revenue and pre-tax income of $47,000 for the fourteen weeks ended September 1, 2007.

Additionally, we discovered errors related to an overcapitalization of expenses related to the installation of our ERP system that overstated pre-tax income by $254,000 and errors in the valuation of inventory at our San Jose facility that overstated pre-tax income by $219,000. The income tax impact of all the adjustments was not significant. Our management does not believe that any of these errors impacted periods prior to the first fiscal quarter ended September 1, 2007.

We are restating our previously reported financial information for this period to correct for the accounting errors described above and in Note 2 of the Notes to our Consolidated Financial Statements.

In addition, we have reassessed our disclosure controls and procedures as shown in Item 4 and determined that the disclosure controls and procedures were not effective as of September 1, 2007 and disclosed the material weaknesses identified.

We have amended each item of our quarterly report on Form 10-Q for the quarter ended September 1, 2007 that has been affected by the restatement. This Form 10-Q/A updates the information provided in Part I, Items 1, 2 and 4 and Part II, Item 1A of our Form 10-Q. This Form 10-Q/A does not reflect events occurring after the October 11, 2007 filing of our Form 10-Q, except as required to reflect the effects of the restatement and to make other immaterial changes. However, this Form 10-Q/A includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by our chief executive officer and chief financial officer as required by the Sarbanes-Oxley Act of 2002.

MERIX CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 1, 2007	May 26, 2007
	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$26,604	$17,175
Short-term investments	—	9,025
Accounts receivable, net of allowances for doubtful accounts of $2,513 and $3,168	75,269	76,825
Inventories, net	26,741	25,231
Income taxes receivable	397	295
Assets held for sale	1,306	1,206
Other current assets	9,512	6,824

Total current assets	139,829	136,581
Property, plant and equipment, net of accumulated depreciation of $123,132 and $119,949	103,615	101,264
Goodwill	31,544	31,614
Definite-lived intangible assets, net of accumulated amortization of $7,849 and $7,237	10,558	11,171
Leasehold land use rights, net	1,249	1,254
Deferred financing costs, net	4,479	4,732
Other assets	242	241

Total assets	$291,516	$286,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,294	$2,532
Accounts payable	52,225	45,918
Accrued compensation	8,591	8,508
Accrued warranty	1,938	2,129
Other accrued liabilities	9,245	7,076
Income taxes payable	284	352

Total current liabilities	74,577	66,515
Long-term debt	75,503	75,503
Other long-term liabilities	1,923	1,845

Total liabilities	152,003	143,863

Minority interest	3,643	4,550
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding 20,994 shares at September 1, 2007 and 20,844 shares at May 26, 2007	213,392	212,334
Accumulated deficit	(77,703)	(74,055)
Accumulated other comprehensive income	181	165

Total shareholders’ equity	135,870	138,444

Total liabilities and shareholders’ equity	$291,516	$286,857

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Fourteen Weeks Ended September 1, 2007	For the Thirteen Weeks Ended August 26, 2006
	(Restated)
Net Sales	$99,430	$102,979
Cost of sales	86,478	82,817

Gross profit	12,952	20,162

Operating Expenses:
Engineering	2,373	1,946
Selling, general and administrative	11,578	11,489
Amortization of identifiable intangible assets	613	762
Severance charges	241	—

Total operating expenses	14,805	14,197

Operating income (loss)	(1,853)	5,965

Other income (expense):
Interest income	294	335
Interest expense	(1,096)	(1,763)
Other expense, net	(348)	(561)

Total other expense, net	(1,150)	(1,989)

Income (loss) from continuing operations before income taxes and minority interests	(3,003)	3,976
Income tax expense	410	500

Income (loss) from continuing operations before minority interests	(3,413)	3,476
Minority interest in net income of consolidated subsidiaries	236	66

Income (loss) from continuing operations	(3,649)	3,410
Income from discontinued operations, net of income tax expense of $0 and $0, respectively	—	233

Net income (loss)	$(3,649)	$3,643

Basic income (loss) per share from continuing operations	$(0.17)	$0.17
Basic income per share from discontinued operations	—	0.01

Basic net income (loss) per share	$(0.17)	$0.18

Diluted income (loss) per share from continuing operations	$(0.17)	$0.16
Diluted income per share from discontinued operations	—	0.01

Diluted net income (loss) per share	$(0.17)	$0.17

Shares used in per share calculations:
Basic	20,909	19,944

Diluted	20,909	25,012

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Fourteen Weeks Ended September 1, 2007	For the Thirteen Weeks Ended August 26, 2006
	(Restated)
Cash flows from operating activities:
Net income (loss)	$(3,649)	$3,643
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,621	5,970
Contribution of common stock to defined contribution plan	382	435
Stock-based compensation expense, net	760	477
Minority interest in net income of consolidated subsidiaries	236	66
(Gain) loss on disposal of fixed assets	(17)	7
Changes in assets and liabilities:
Accounts receivable, net	1,555	(4,356)
Inventories, net	(1,510)	(3,998)
Income taxes receivable	(102)	—
Other assets	(2,695)	(1,232)
Accounts payable	5,451	9,474
Accrued compensation	83	(3,956)
Accrued warranty	(191)	(2)
Income taxes payable	(68)	403
Other accrued liabilities	1,481	1,482

Net cash provided by operating activities	7,337	8,413

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,573)	(5,948)
Proceeds from disposal of property, plant and equipment	23	8
Purchases of investments	(12,775)	(2,550)
Sales and maturities of investments	21,800	7,075

Net cash provided by (used in) investing activities	3,475	(1,415)

Cash flows from financing activities:
Principal payments on long-term borrowings	—	(1,625)
Payments on capital lease obligations	(238)	(273)
Proceeds from exercise of stock options	—	1,172
Reacquisition of common stock	(83)	(48)
Due from affiliate, net	(751)	1,948
Distribution to minority shareholder	(327)	—
Other financing activities	16	(9)

Net cash provided by (used in) financing activities	(1,383)	1,165

Increase in cash and cash equivalents	9,429	8,163
Cash and cash equivalents:
Beginning of period	17,175	12,280

End of period	$26,604	$20,443

Supplemental Cash Flow Information:
Cash paid for income taxes	$480	$170
Cash paid for interest	174	613
Supplemental Disclosure of Non-Cash Activity:
Reclassification of fixed assets to assets held for sale	$100	$189

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

2.	RESTATEMENT

The Company is restating its previously reported financial information for the first quarter of fiscal 2008 to correct for accounting errors in those financial statements.

The Company recently discovered accounting errors made in the first quarter of fiscal 2008 ended September 1, 2007. The errors were discovered by the Company in the normal course of its business processes. The most significant error was the result of the Company authorizing a customer of the Oregon segment to return product for rework. The product was reworked and reshipped prior to quarter end, but the original invoice was not reversed. Instead, the product was reinvoiced upon reshipment to the customer, which resulted in an overstatement of revenue, margins, net income, accounts receivable and shareholders’ equity. The net impact of this adjustment is a reduction of revenue and pre-tax income of $672,000 for the fourteen weeks ended September 1, 2007. The Company also discovered similar errors in transactions relating to returned product at its San Jose facility that resulted in an adjustment to revenue and pre-tax income of $47,000 for the fourteen weeks ended September 1, 2007.

Additionally, the Company discovered errors related to an overcapitalization of expenses related to the installation of the Company’s ERP system that overstated pre-tax income by $254,000 and errors in the valuation of inventory at the Company’s San Jose facility that overstated pre-tax income by $219,000. The income tax impact of all the adjustments was not significant. Management does not believe that any of these errors impacted periods prior to the first quarter of fiscal 2008 ended September 1, 2007.

The following tables detail the restatements (in thousands, except per share amounts):

	September 1, 2007
	As Originally Reported	Adjustments	As Restated
Accounts receivable	$75,988	$(719)	$75,269
Inventories, net	26,961	(220)	26,741
Income taxes receivable	394	3	397
Property, plant and equipment, net	103,869	(254)	103,615
Accumulated deficit	(76,513)	(1,190)	(77,703)

	Three Months Ended September 1, 2007
	As Originally Reported	Adjustments	As Restated
Net sales	$100,149	$(719)	$99,430
Cost of sales	86,106	372	86,478
Engineering	2,343	30	2,373
Selling, general and administrative	11,506	72	11,578
Operating loss	(660)	(1,193)	(1,853)
Loss from continuing operations before income taxes and minority interests	(1,810)	(1,193)	(3,003)
Income tax expense	413	(3)	410
Loss from continuing operations	(2,459)	(1,190)	(3,649)
Net loss	(2,459)	(1,190)	(3,649)
Basic and diluted net loss per share	(0.12)	(0.06)	(0.17	)(1)
Net cash provided by operating activities	7,592	(255)	7,337
Net cash provided by investing activities	3,220	255	3,475

(1)	Does not foot due to rounding.

See also Item 4. Controls and Procedures for a discussion of material weaknesses identified in our internal control over financial reporting.

3.	BASIS OF PRESENTATION

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

4.	BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned and majority-owned subsidiaries. Except for activity related to Merix Asia, for which certain intercompany amounts cannot be eliminated as discussed below, all inter-company accounts, transactions and profits have been eliminated in consolidation.

The Company’s financial reporting systems at Merix Asia are predominantly manual in nature. Due to the manual nature of the systems, Merix Asia requires significant time to process and review the transactions in order to assure the financial information is properly stated. Additionally, Merix Asia performs a complex financial consolidation of its subsidiaries prior to the Company’s final consolidation. The time required to complete Merix Asia’s consolidation, record inter-company transactions and properly report any adjustments, intervening and/or subsequent events requires the use of a one-month lag in consolidating the financial statements for Merix Asia with Merix Corporation. Inter-company transactions which occurred during these periods have been eliminated in consolidation. Inter-company balances resulting from transactions with Merix Asia during the one-month lag period have been netted and presented as a current liability on the consolidated balance sheet. The net inter-company payable, which was included as a component of accounts payable, totaled $0.1 million as of September 1, 2007 and $0.8 million as of May 26, 2007.

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

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of the income (loss) from continuing operations and shares used for basic EPS and diluted EPS (in thousands, except per share amounts):

	Fourteen Weeks Ended September 1, 2007 (Restated)			Thirteen Weeks Ended August 26, 2006
	Loss from Continuing Operations	Shares	Per Share Amount(1)	Income from Continuing Operations	Shares	Per Share Amount(1)
Basic EPS	$(3,649)	20,909	$(0.17)	$3,410	19,944	$0.17
Effect of dilutive stock options	—	—	—	—	460	—
Effect of dilutive convertible notes, net of tax	—	—	—	684	4,608	—

Diluted EPS	$(3,649)	20,909	$(0.17)	$4,094	25,012	$0.16

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options		725			1,705

Convertible notes		4,608			—

(1)	Amounts may not add due to rounding.

7.	INVENTORIES

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

Inventories, net of related reserves, consisted of the following (in thousands):

	September 1, 2007	May 26, 2007
	(Restated)
Raw materials	$5,435	$5,134
Work-in-process	8,305	7,297
Finished goods	5,978	7,670
Consignment finished goods	7,023	5,130

Total inventories	$26,741	$25,231

8.	ASSETS HELD FOR SALE

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

9.	DISCONTINUED OPERATIONS

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

The results of operations for the Dongguan and Lomber facilities have been reclassified as discontinued operations for all periods presented. Certain financial information related to discontinued operations was as follows (in thousands):

Thirteen Weeks Ended August 26, 2006
Revenue	$2,936
Pre-tax income	233

10.	GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Fourteen Weeks Ended Sept. 1, 2007	Thirteen Weeks Ended August 26, 2006
Balance, beginning of period	$31,614	$89,889
Adjustments to goodwill	(70)	417

Balance, end of period	$31,544	$90,306

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

Definite-Lived Intangible Assets

At September 1, 2007 and May 26, 2007, the Company’s definite-lived intangible assets included customer relationships and a manufacturing sales representative network. The gross amount of the Company’s definite-lived intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	September 1, 2007	May 26, 2007
Customer relationships	6.5-10 years	$17,168	$17,168
Accumulated amortization		(6,630)	(6,019)

		10,538	11,149
Manufacturing sales representatives network	5.5 years	40	40
Accumulated amortization		(20)	(18)

		20	22

Total definite-lived intangible assets		$10,558	$11,171

Amortization expense was as follows (in thousands):

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
Customer relationships	$611	$610
Non-compete agreement	—	151
Manufacturing sales representatives network	2	1

	$613	$762

Amortization is as follows over the next five fiscal years and thereafter (in thousands):

	Customer Relationships	Manufacturing Sales Representatives Network
Remainder of fiscal 2008	$1,658	$6
2009	1,975	7
2010	1,759	7
2011	1,552	—
2012	1,107	—
Thereafter	2,487	—

	$10,538	$20

11.	ACCRUED WARRANTY

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

Warranty activity, adjusted for discontinued operations, was as follows (in thousands):

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
Balance, beginning of period	$2,129	$2,297
Expense incurred	1,145	502
Settlements made during the period	(1,336)	(521)

Balance, end of period	$1,938	$2,278

12.	ADOPTION OF FASB INTERPRETATION NO. 48

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

13.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes the change in our cumulative translation adjustment. The following table sets forth the calculation of comprehensive income (loss) for the periods indicated (in thousands):

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
	(Restated)
Net income (loss)	$(3,649)	$3,643
Change in cumulative translation adjustment	16	(9)

Total comprehensive income (loss)	$(3,633)	$3,634

14.	SEGMENT INFORMATION

The Company has three reportable business segments defined by geographic location in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information:” (1) Merix Oregon, (2) Merix San Jose and (3) Merix Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. The Company’s operating segments are evidence of the internal structure of its organization. Each segment operates in the same industry with production facilities that produce similar customized products for its customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team. The Company’s chief operating decision maker is its Chief Executive Officer. Segment disclosures are presented to the gross profit level as this is the primary performance measure for which the segment managers are responsible. No other operating results information is provided to the chief operating decision maker for review at the segment level. The following tables reconcile certain financial information by segment. Certain fiscal 2007 balances have been revised to reflect the impact of discontinued operations as discussed in Note 9.

Net sales by segment were as follows (in thousands):

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
	(Restated)
Merix Oregon	$47,340	$54,218
Merix San Jose	8,836	8,641
Merix Asia	43,254	40,120

	$99,430	$102,979

Gross margin by segment was as follows (in thousands):

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
	(Restated)
Merix Oregon	$6,910	$13,876
Merix San Jose	1,678	2,517
Merix Asia	4,364	3,769

	$12,952	$20,162

Total assets by segment were as follows (in thousands):

	September 1, 2007	May 26, 2007
	(Restated)
Merix Oregon	$165,122	$162,217
Merix San Jose	29,132	29,807
Merix Asia	97,262	94,833

	$291,516	$286,857

15.	SIGNIFICANT CUSTOMERS

Information regarding customers that accounted for 10% or more of our total revenue in the fourteen or thirteen-week periods ended September 1, 2007 or August 26, 2006 was as follows:

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
	(Restated)
Percentage of consolidated revenue represented by significant customer 1	15%	15%
Percentage of consolidated revenue represented by significant customer 2	13%	10%

The companies comprising the Company’s largest OEM customers vary from period to period. Net sales to these significant customers in the periods presented primarily related to the Merix Oregon operating segment.

At September 1, 2007, five entities represented approximately 47% of the Company’s net accounts receivable balance, individually ranging from approximately 5% to approximately 15%. The Company has not experienced significant losses related to its accounts receivable in the past.

16.	COMMITMENTS AND CONTINGENCIES

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

17.	RELATED PARTY TRANSACTIONS

The Company paid the following amounts to Huizhou Desay Holdings Co. Ltd., a minority shareholder in two Merix Asia manufacturing facilities, during the periods indicated (in thousands):

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
Consulting fees	$48	$43
Operating lease rental fees	74	67
Management fees	18	7
Other fees	124	83

	$264	$200

18.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 48

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. This interpretation requires financial statement recognition under a more likely than not standard based on the technical merits of each position; and provides guidance on derecognition, classification, interest, penalties and financial statement reporting disclosures. The Company adopted FIN 48 during the first quarter of fiscal 2008. See Note 12 for additional information regarding the adoption of FIN 48.

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

19.	SEVERANCE CHARGES AND CLOSING OF HONG KONG FACILITY

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

Markets and Customers

We have a broad customer base and our customers include leading OEMs in the electronics and automotive industries. Information regarding customers that accounted for 10% or more of our total revenue was as follows:

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
	(Restated)
Percentage of consolidated revenue represented by significant customer 1	15%	15%
Percentage of consolidated revenue represented by significant customer 2	13%	10%

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

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Fourteen Weeks Ended(1) September 1, 2007		Thirteen Weeks Ended(1) August 26, 2006
	(Restated)
Net sales	$99,430	100.0%	$102,979	100.0%
Cost of sales	86,478	87.0	82,817	80.4

Gross margin	12,952	13.0	20,162	19.6
Engineering	2,373	2.4	1,946	1.9
Selling, general and administrative	11,578	11.6	11,489	11.2
Amortization of identifiable intangible assets	613	0.6	762	0.7
Severance charges	241	0.2	—	—

Operating income (loss)	(1,853)	(1.9)	5,965	5.8
Other expense, net	(1,150)	(1.2)	(1,989)	(1.9)

Income (loss) from continuing operations before income taxes and minority interests	(3,003)	(3.0)	3,976	3.9
Income tax expense	410	0.4	500	0.5

Income (loss) from continuing operations before minority interests	$(3,413)	(3.4)%	$3,476	3.4%

(1)	Percentages may not add due to rounding.

Net sales decreased $3.5 million, or 3.4%, to $99.4 million, in the first quarter of fiscal 2008 compared to $103.0 million in the first quarter of fiscal 2007. This decrease reflects a decrease at our Oregon segment attributed to lower demand in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, partially offset by an increase at our Asia segment, as described in more detail below. The North American printed circuit board industry is highly cyclical and has cycles that generally last between 12 to 24 months. Further, the variations between peak and trough demand often fluctuate by 20% to 25%, thus causing revenues to vary significantly depending on the market cycle.

Net Sales by Segment

Net sales by segment were as follows (in thousands):

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
	(Restated)
Merix Oregon	$47,340	$54,218
Merix San Jose	8,836	8,641
Merix Asia	43,254	40,120

	$99,430	$102,979

Per Unit Information

We define “unit” as the number of panel layers, which is the number of panels multiplied by average layer counts. Percentage increases (decreases) in unit volume and pricing were as follows:

First Quarter of Fiscal 2008 Compared to First Quarter of Fiscal 2007
(Restated)
Merix Oregon:
Unit volume	(15)%
Average unit pricing	3%
Merix San Jose:
Unit volume	5%
Average unit pricing	(3)%
Merix Asia:
Unit volume	(4)%
Average unit pricing	12%
Overall:
Unit volume	(7)%
Average unit pricing	3%

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

Merix San Jose

Net sales at Merix San Jose were relatively flat in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, which was expected as this segment’s product mix is primarily quick-turn, which tends to be less influenced (compared to full lead time business) by normal market cyclicality. However, pricing in the quick turn market is influenced by changes in overall market demand, which contributed to the 2% decrease in average unit pricing.

Merix Asia

The increase in net sales for Merix Asia in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily a result of the extra week reported in the first quarter of fiscal 2008 Unit pricing increased as a result of efforts to improve our customer mix through enhanced technology offerings to traditional Merix North America customers.

Net Sales by End Market

The following table shows, for the periods indicated, the amount of net sales to each of our principal end-user markets and the percentage of the end-user market’s sales to our consolidated net sales (dollars in thousands):

	Fourteen Weeks Ended September 1, 2007		Thirteen Weeks Ended August 26, 2006
	(Restated)
Communications & Networking	$41,777	42.0%	$46,170	44.8%
Computing & Peripherals	8,013	8.1%	13,393	13.0%
Industrial & Medical	10,323	10.4%	8,677	8.4%
Defense & Aerospace	5,770	5.8%	5,122	5.0%
Automotive	20,208	20.3%	20,400	19.8%
Other	13,339	13.4%	9,217	9.0%

	$99,430	100.0%	$102,979	100.0%

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

A number of costs, including those for labor, utilities and manufacturing supplies, incurred by Merix Asia are denominated in either Hong Kong Dollars or the Chinese Renminbi. Changes in these currencies relative to the U.S. dollar affect our profitability.

Cost of sales increased $3.7 million, or 4.4%, to $86.5 million in the first quarter of fiscal 2008 compared to $82.8 million in the first quarter of fiscal 2007. The increase was primarily due to the extra week reported in our first quarter of fiscal 2008, somewhat offset by a reduction in volume process in our North American factories.

Our gross margin by segment was as follows (in thousands):

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
	(Restated)
Merix Oregon	$6,910	$13,876
Merix San Jose	1,678	2,517
Merix Asia	4,364	3,769

	$12,952	$20,162

Our gross margin as a percentage of net sales by segment was as follows:

	Fourteen Weeks Ended September 1, 2007	Thirteen Weeks Ended August 26, 2006
	(Restated)
Merix Oregon	14.6%	25.6%
Merix San Jose	19.0%	29.1%
Merix Asia	10.1%	9.4%
Overall	13.0%	19.6%

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

Merix San Jose

The decrease in the gross margin as a percentage of net sales at Merix San Jose was due primarily to lower average pricing, as well as a change in product mix. During the early part of the first quarter of fiscal 2008, the facility underwent the implementation of a new enterprise resource planning (“ERP”) system that significantly changed processes, data availability and resource planning, among other things. As a result, there was a temporary adverse effect on the efficiency level of the facility, which also contributed to the decrease in profitability.

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

Engineering costs increased $0.5 million, or 21.9%, to $2.4 million in the first quarter of fiscal 2008 compared to $1.9 million in the first quarter of fiscal 2007. The increase was due primarily to an increase in headcount as we refilled positions that were left open from turnover in previous periods.

Selling, General and Administrative Costs

Selling, general and administrative (“SG&A”) costs include indirect labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

SG&A costs increased $0.1 million, or 0.8% to $11.6 million in the first quarter of fiscal 2008 compared to $11.5 million in the first quarter of fiscal 2007 as reductions in infrastructure and certain other period expenses were offset by increased financial reporting costs.

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

Severance Charges

Severance charges of $0.2 million in the first quarter of fiscal 2008 primarily included costs related to the closing of our Hong Kong facility as discussed in Note 19 of Notes to Consolidated Financial Statements.

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

Income Tax Expense

On a quarterly basis, we estimate our provision for income taxes based on our projected results of operations for the full year. Income tax is provided for entities expected to generate profits that are not offset by losses generated by entities in other tax jurisdictions. As a result, our effective income tax rate was negative 13.7% in the first quarter of fiscal 2008 and 12.6% in the first quarter of fiscal 2007.

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

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of September 1, 2007 consisted of $26.6 million of cash and cash equivalents and $55.0 million available under our revolving bank credit agreement, described below. We expect our capital resources to be sufficient to fund our operations and known capital requirements for at least one year from September 1, 2007.

We have a Loan and Security Agreement with a bank group (the “Loan Agreement”) under which the lenders currently provide a revolving line of credit of up to $55.0 million based on a borrowing base consisting primarily of our accounts receivable. The obligations under the Loan Agreement are secured by substantially all of our U.S. assets. The borrowings bear interest at (a) either the prime rate or LIBOR, plus (b) an additional margin based on certain performance criteria. As of September 1, 2007, no amounts were outstanding under the Loan Agreement and the entire $55.0 million was available for future borrowings on the revolving line of credit. The Loan Agreement contains a number of restrictive covenants, all of which we were in compliance with as of September 1, 2007. Specifically, our ability to invest or loan additional funds to Merix Asia is limited, subject to certain conditions, to $25 million in the aggregate at any time. This limit may negatively affect Merix Asia and, in particular, our plans to expand the production capacity of our plant in Huiyang in the PRC. We are discussing alternatives with our lenders, although we may not be able to increase this limit. As of September 1, 2007, we had invested approximately $8.7 million against this limit.

In the first quarter of fiscal 2008, cash and cash equivalents and short-term investments increased $0.4 million to $26.6 million as of September 1, 2007 from $26.2 million as of May 26, 2007 primarily as a result of $7.3 million provided by operations (as described in more detail below) and the net maturity of investments of $9.0 million, offset by the use of $5.6 million for the purchase of property, plant and equipment, a $0.8 million increase in due from affiliate and a $0.3 million distribution to a minority shareholder.

Accounts receivable, net of allowances for bad debts, decreased $1.5 million to $75.3 million as of September 1, 2007 from $76.8 million as of May 26, 2007. Our days sales outstanding, calculated on a quarterly basis, was 75 days at both September 1, 2007 and May 26, 2007.

Inventories, net of obsolescence and other reserves, increased $1.5 million to $26.7 million as of September 1, 2007 compared to $25.2 million as of May 26, 2007. The increase primarily was due to increased work in process and consigned finished goods as a result of lower demand. Our annualized inventory turnover rate, calculated on a quarterly basis, was 12.0 times for the quarter ended September 1, 2007 and 12.5 times for the quarter ended May 26, 2007.

Other current assets increased $2.7 million to $9.5 million as of September 1, 2007 compared to $6.8 million as of May 26, 2007. This was primarily due to a $1.0 million increase in prepaid value added taxes in foreign jurisdictions, due primarily to the timing difference of receiving a tax refund from the People’s Republic of China (“PRC”) local government for taxes paid to PRC local vendors for the purchase of materials, a $0.8 million increase in prepaid employee benefits due to the timing of invoice receipts, and a $0.2 million increase related to prepaid software technical support for our ERP project.

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

Expenditures for property, plant and equipment of $5.6 million in the first quarter of fiscal 2008 primarily consisted of expenditures for the expansion and improvement of the process technology at our China-based facilities, improvement of the process technology and increasing the process speed of our North American facility and the continuing implementation of a company-wide ERP system. We estimate our total capital expenditures in fiscal 2008 to be approximately $30 to $35 million. A significant portion of this spending is related to a project for expanding both the capacity and the technological capabilities of our Huiyang, China-

based factory. We anticipate that this investment will allow us to expand margins and profitably grow our revenues in this region and accelerate Merix Asia’s technological capabilities to better support our customers’ needs.

Recently Issued Accounting Pronouncements

See Note 18 of Notes to Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

In connection with this Form 10-Q/A, our management reevaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 1, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. This conclusion is based on the material weakness existing in our internal control over financial reporting that resulted in the restatement of our first quarter of fiscal 2008 financial results. Specifically, we did not maintain adequate controls over the processing and recording of transactions related to customer returns of products for warranty rework or credit. This material weakness is discussed in the Explanatory Note of this Form 10-Q/A and Note 2 of the Notes to our Consolidated Financial Statements. Based on a review of the errors that resulted in the restatement, management has determined that the errors were inadvertent and unintentional.

In addition, in our assessment of the effectiveness of our internal control over financial reporting as of May 26, 2007, the following material weakness was identified:

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

Remediation Steps to Address Material Weaknesses

The material weaknesses noted above have not been remediated as of the end of first quarter of fiscal 2008.

We are in the process of remediating the material weakness related to the processing and recording of customer returns of product for warranty rework or credit. Among other controls, beginning in December 2007, we have added a monthly comprehensive review of customer return transactions by the employee groups involved in processing returns to ensure that all known transactions have been properly recorded. However, this control has not been tested sufficiently for management to conclude that the material weakness has been remediated.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 16 of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

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

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Merix Corporation Bylaws, as amended.(1)

10.1	Summary of Key Terms of Compensation Arrangements with Merix Corporation Executive Officers. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Previously filed with Merix Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2007 (filed on October 11, 2007).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIX CORPORATION

Dated: December 26, 2007	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ KELLY E. LANG
Kelly E. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ RUSSELL S. PATTEE
Russell S. Pattee
Vice President Corporate Controller and Treasurer
(Principal Accounting Officer)