Form 10-Q
period 2007-12-01
MERIX CORP
filed 2008-01-10
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

The number of shares of common stock outstanding as of January 8, 2008 was 21,084,325 shares.

MERIX CORPORATION

INDEX TO FORM 10-Q

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets – December 1, 2007 and May 26, 2007	2

	Consolidated Statements of Operations – Thirteen and Twenty-Seven Week Periods Ended December 1, 2007 and Thirteen and Twenty-Six Week Periods Ended November 25, 2006	3

	Consolidated Statements of Cash Flows - Twenty-Seven Week Period Ended December 1, 2007 and Twenty-Six Week Period Ended November 25, 2006	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 6.	Exhibits	37

Signatures		38

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 1, 2007	May 26, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$16,666	$17,175
Short-term investments	—	9,025
Accounts receivable, net of allowances for doubtful accounts of $2,257 and $3,168	78,214	76,825
Inventories, net	26,583	25,231
Income taxes receivable	322	295
Assets held for sale	1,223	1,206
Other current assets	10,969	6,824

Total current assets	133,977	136,581
Property, plant and equipment, net of accumulated depreciation of $127,108 and $119,949	107,454	101,264
Goodwill	31,544	31,614
Definite-lived intangible assets, net of accumulated amortization of $7,295 and $6,037	9,913	11,171
Leasehold land use rights, net	1,241	1,254
Deferred financing costs, net	4,245	4,732
Other assets	225	241

Total assets	$288,599	$286,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,095	$2,532
Accounts payable	55,951	45,918
Accrued compensation	8,022	8,508
Accrued warranty	1,862	2,129
Other accrued liabilities	7,718	7,076
Income taxes payable	666	352

Total current liabilities	76,314	66,515
Long-term debt	75,503	75,503
Other long-term liabilities	1,330	1,845

Total liabilities	153,147	143,863

Minority interest	3,745	4,550
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding 21,057 shares at December 1, 2007 and 20,844 shares at May 26, 2007	214,316	212,334
Accumulated deficit	(82,711)	(74,055)
Accumulated other comprehensive income	102	165

Total shareholders’ equity	131,707	138,444

Total liabilities and shareholders’ equity	$288,599	$286,857

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, expect per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For The Twenty-Seven Weeks Ended December 1, 2007	For The Twenty-Six Weeks Ended November 25, 2006

	December 1, 2007	November 25, 2006
Net Sales	$97,378	$103,657	$196,808	$206,636
Cost of Sales	86,128	84,908	172,606	167,725

Gross Margin	11,250	18,749	24,202	38,911
Operating Expenses:
Engineering	2,213	1,938	4,586	3,884
Selling, general and administrative	10,628	11,481	22,206	22,970
Amortization of identifiable intangible assets	645	761	1,258	1,523
Severance and impairment charges	980	—	1,221	—

Total operating expenses	14,466	14,180	29,271	28,377

Operating Income (Loss)	(3,216)	4,569	(5,069)	10,534

Other Income (Expense):
Interest income	275	409	569	744
Interest expense	(1,076)	(1,226)	(2,172)	(2,989)
Other expense, net	(244)	(178)	(592)	(739)

Total other expense, net	(1,045)	(995)	(2,195)	(2,984)

Income (loss) from continuing operations before income taxes and minority interests	(4,261)	3,574	(7,264)	7,550
Income tax expense	546	448	956	948

Income (loss) from continuing operations before minority interests	(4,807)	3,126	(8,220)	6,602
Minority interests	202	175	438	241

Income (loss) before discontinued operations	(5,009)	2,951	(8,658)	6,361
Loss from discontinued operations, net of income tax expense of $0, $98, $0 and $98, respectively	—	(1,190)	—	(957)

Net income (loss)	$(5,009)	$1,761	$(8,658)	$5,404

Basic income (loss) per share from continuing operations	$(0.24)	$0.14	$(0.41)	$0.32
Basic loss per share from discontinued operations	—	(0.06)	—	(0.05)

Basic net income (loss) per share(1)	$(0.24)	$0.09	$(0.41)	$0.27

Diluted income (loss) per share from continuing operations	$(0.24)	$0.14	$(0.41)	$0.30
Diluted loss per share from discontinued operations	—	(0.06)	—	(0.04)

Diluted net income (loss) per share	$(0.24)	$0.08	$(0.41)	$0.26

Shares used in per share calculations:
Basic	21,024	20,384	20,964	20,165

Diluted	21,024	20,760	20,964	25,210

(1)	Amounts may not add due to rounding.

The accompanying notes are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Twenty-Seven Weeks Ended December 1, 2007	For The Twenty-Six Weeks Ended November 25, 2006

Cash flows from operating activities:
Net income (loss)	$(8,658)	$5,404
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,108	11,976
Contribution of common stock to defined contribution plan	762	749
Stock-based compensation expense, net	1,298	977
Minority interest in net income of consolidated subsidiaries	438	33
(Gain) loss on disposal of fixed assets	59	(227)
Impairment of discontinued operations	—	1,257
Changes in assets and liabilities:
Accounts receivable, net	(342)	(3,530)
Inventories, net	(1,352)	(4,013)
Other assets	(4,184)	487
Accounts payable	7,342	4,646
Accrued compensation	243	(2,301)
Accrued warranty	(267)	6
Income taxes payable	314	501
Other accrued liabilities	(655)	(326)

Net cash provided by operating activities	6,106	15,639

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,070)	(11,802)
Proceeds from disposal of property, plant and equipment	23	999
Acquisition of businesses, net of cash acquired and debt assumed	—	75
Purchases of investments	(12,775)	(12,550)
Sales and maturities of investments	21,800	7,075

Net cash used in investing activities	(3,022)	(16,203)

Cash flows from financing activities:
Principal payments on long-term borrowings	—	(2,312)
Payments on capital lease obligations	(438)	(555)
Proceeds from exercise of stock options	1	4,317
Reacquisition of common stock	(78)	—
Due from affiliate, net	(1,873)	(2,463)
Distribution to minority shareholder	(1,142)	—
Other financing activities	(63)	9

Net cash used in financing activities	(3,593)	(1,004)

Decrease in cash and cash equivalents	(509)	(1,568)
Cash and cash equivalents:
Beginning of period	17,175	12,280

End of period	$16,666	$10,712

Supplemental Cash Flow Information:
Cash paid for income taxes	$623	$494
Cash paid for interest	1,886	2,835
Supplemental Disclosure of Non-Cash Activity:
Reduction of promissory note related to Merix Asia acquisition	$—	$(3,406)
Other purchase price adjustments	—	(1,435)

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

The Company’s fiscal year consists of a 52 or 53 week period that ends on the last Saturday in May. Fiscal 2008 is a 53 week fiscal year ending on May 31, 2008. The first quarter of fiscal 2008 ended September 1, 2007 and included 14 weeks. Accordingly, the year-to-date period ended December 1, 2007 included 27 weeks and the year-to-date period ended November 25, 2006 included 26 weeks.

3.	BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned and majority-owned subsidiaries. Except for activity related to Merix Asia, for which certain intercompany amounts cannot be eliminated as discussed below, all inter-company accounts, transactions and profits have been eliminated in consolidation.

The Company’s financial reporting systems at Merix Asia are predominantly manual in nature. Due to the manual nature of the systems, Merix Asia requires significant time to process and review the transactions in order to assure the financial information is properly stated. Additionally, Merix Asia performs a complex financial consolidation of its subsidiaries prior to the Company’s final consolidation. The time required to complete Merix Asia’s consolidation, record inter-company transactions and properly report any adjustments, intervening and/or subsequent events requires the use of a one-month lag in consolidating the financial statements for Merix Asia with Merix Corporation. Inter-company transactions which occurred during these periods have been eliminated in consolidation. Inter-company balances resulting from transactions with Merix Asia during the one-month lag period have been netted and presented as a current liability on the consolidated balance sheet. The net inter-company receivable (payable), which was included as a component of accounts receivable (accounts payable), totaled $1.0 million as of December 1, 2007 and $(0.8) million as of May 26, 2007.

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

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of the income (loss) from continuing operations and shares used for basic EPS and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended December 1, 2007			Thirteen Weeks Ended November 25, 2006
	Loss from Continuing Operations	Shares	Per Share Amount(1)	Income from Continuing Operations	Shares	Per Share Amount(1)
Basic EPS	$(5,009)	21,024	$(0.24)	$2,951	20,384	$0.14
Effect of dilutive stock options	—	—	—	—	376	—

Diluted EPS	$(5,009)	21,024	$(0.24)	$2,951	20,760	$0.14

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options		2,755			1,335

Convertible notes		4,608			4,608

	Twenty-Seven Weeks Ended December 1, 2007			Twenty-Six Weeks Ended November 25, 2006
	Loss from Continuing Operations	Shares	Per Share Amount(1)	Income from Continuing Operations	Shares	Per Share Amount(1)
Basic EPS	$(8,658)	20,964	$(0.41)	$6,361	20,165	$0.32
Effect of dilutive stock options	—	—	—	—	437	(0.01)
Effect of dilutive convertible notes, net of tax	—	—	—	1,155	4,608	(0.02)

Diluted EPS	$(8,658)	20,964	$(0.41)	$7,516	25,210	$0.30

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options		2,478			1,207

Convertible notes		4,608			—

(1)	Amounts may not add due to rounding.

6.	INVENTORIES

Inventories are valued at the lower of cost or market and include materials, labor and manufacturing overhead. Inventory cost is determined on the first-in, first-out (“FIFO”) basis.

The Company includes a provision for inventories to cover excess inventories to their estimated net realizable values, as necessary. A change in customer demand for inventory is the primary indicator for reductions in inventory carrying values. The Company records provisions for excess inventories based on historical experiences with customers, the ability to utilize inventory in other programs, the ability to redistribute inventory back to the suppliers and current and forecasted demand for the inventory. As of December 1, 2007 and May

26, 2007, our inventory reserves totaled $3.0 million and $3.4 million, respectively.

The Company maintains inventories on a consignment basis in the United States and in Asia. Consignment inventory is recorded as inventory until the product is pulled from the consignment inventories by the customer and all risks and rewards of ownership of the consignment inventory have been transferred to the customer.

Inventories, net of related reserves, consisted of the following (in thousands):

	December 1, 2007	May 26, 2007
Raw materials	$5,964	$5,134
Work-in-process	8,987	7,297
Finished goods	2,373	7,670
Consignment finished goods	9,259	5,130

Total inventories	$26,583	$25,231

7.	ASSETS HELD FOR SALE

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has recorded certain assets as current assets held for sale. Assets held for sale included the following (in thousands):

	December 1, 2007	May 26, 2007
Two parcels of land	$1,146	$1,146
Excess equipment	77	60

	$1,223	$1,206

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

The results of operations for the Dongguan and Lomber facilities have been reclassified as discontinued operations for all periods presented up through the date of sale. Certain financial information related to discontinued operations was as follows (in thousands):

	Thirteen Weeks Ended Nov. 25, 2006	Twenty-Six Weeks Ended Nov. 25, 2006
Revenue	$2,531	$5,467
Pre-tax loss	(1,092)	(859)

Assets of discontinued operations included accounts receivable, inventory, property, plant and equipment and land rights. Liabilities of discontinued operations included accounts payable and accrued expenses.

9.	GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Twenty-Seven Weeks Ended Dec. 1, 2007	Twenty-Six Weeks Ended Nov. 25, 2006
Balance, beginning of period	$31,614	$89,889
Adjustments to goodwill	(70)	(4,841)

Balance, end of period	$31,544	$85,048

Adjustments to goodwill in the twenty-seven week period ended December 1, 2007 represented adjustments to deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Adjustments to goodwill in the twenty-six week period ended November 25, 2006 related to the $3.4 million decrease to the promissory note, combined with final purchase allocation adjustments totaling $1.4 million.

Definite-Lived Intangible Assets

At December 1, 2007 and May 26, 2007, the Company’s definite-lived intangible assets included customer relationships and a manufacturing sales representative network. The gross amount of the Company’s definite-lived intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	December 1, 2007	May 26, 2007
Customer relationships	6.5-10 years	$17,168	$17,168
Accumulated amortization		(7,273)	(6,019)

		9,895	11,149
Manufacturing sales representatives network	5.5 years	40	40
Accumulated amortization		(22)	(18)

		18	22

Total definite-lived intangible assets		$9,913	$11,171

Amortization expense was as follows (in thousands):

	Twenty-Seven Weeks Ended Dec. 1, 2007	Twenty-Six Weeks Ended Nov. 25, 2006
Customer relationships	$1,254	$1,219
Non-compete agreement	—	300
Manufacturing sales representatives network	4	4

	$1,258	$1,523

Amortization is as follows over the next five fiscal years and thereafter (in thousands):

	Customer Relationships	Manufacturing Sales Representatives Network
Remainder of fiscal 2008	$1,043	$4
2009	1,975	7
2010	1,759	7
2011	1,552	—
2012	1,120	—
Thereafter	2,446	—

	$9,895	$18

10.	ACCRUED WARRANTY

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

Warranty activity, adjusted for discontinued operations, was as follows (in thousands):

	Twenty-Seven Weeks Ended Dec. 1, 2007	Twenty-Six Weeks Ended Nov. 25, 2006
Balance, beginning of period	$2,129	$2,297
Warranties issued during the period	1,972	966
Changes in estimates related to pre-existing warranties	—	589
Settlements made during the period	(2,239)	(1,549)

Balance, end of period	$1,862	$2,303

11.	ADOPTION OF FASB INTERPRETATION NO. 48

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on May 27, 2007. Upon the implementation of FIN 48, the Company did not recognize any increase or decrease in the liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local and foreign jurisdictions. The Company is no longer subject to Internal Revenue Service (“IRS”) examinations for fiscal years prior to fiscal 2001, state or local examinations prior to fiscal 2002, and foreign income tax examinations before fiscal year 2001. The Company does not currently have any examinations in process.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. During the thirteen or twenty-seven week periods ended December 1, 2007, the Company did not recognize any interest or penalties associated with unrecognized tax benefits.

12.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes the change in our cumulative translation adjustment. The following table sets forth the calculation of comprehensive income (loss) for the periods indicated (in thousands):

	Thirteen Weeks Ended		Twenty-Seven Weeks Ended Dec. 1, 2007	Twenty-Six Weeks Ended Nov. 25, 2006

	Dec. 1, 2007	Nov. 25, 2006
Net income (loss)	$(5,009)	$1,761	$(8,658)	$5,404
Change in cumulative translation adjustment	(79)	18	(63)	(9)

Total comprehensive income (loss)	$(5,088)	$1,779	$(8,721)	$5,395

13.	SEGMENT INFORMATION

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

Net sales by segment were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Seven Weeks Ended Dec. 1, 2007	Twenty-Six Weeks Ended Nov. 25, 2006

	Dec. 1, 2007	Nov. 25, 2006
Merix Oregon	$44,566	$55,906	$91,906	$110,125
Merix San Jose	8,329	9,028	17,165	17,669
Merix Asia	44,483	38,723	87,737	78,842

	$97,378	$103,657	$196,808	$206,636

Gross margin by segment was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Seven Weeks Ended Dec. 1, 2007	Twenty-Six Weeks Ended Nov. 25, 2006

	Dec. 1, 2007	Nov. 25, 2006
Merix Oregon	$4,591	$14,076	$11,501	$27,952
Merix San Jose	1,888	2,582	3,566	5,099
Merix Asia	4,771	2,091	9,135	5,860

	$11,250	$18,749	$24,202	$38,911

Total assets by segment were as follows (in thousands):

	December 1, 2007	May 26, 2007
Merix Oregon	$157,371	$162,217
Merix San Jose	28,476	29,807
Merix Asia	102,752	94,833

	$288,599	$286,857

14.	SIGNIFICANT CUSTOMERS

Information regarding customers that accounted for 10% or more of our total revenue was as follows:

	Thirteen Weeks Ended				Twenty-Seven Weeks Ended Dec. 1, 2007		Twenty-Six Weeks Ended Nov. 25, 2006

	Dec. 1, 2007		Nov. 25, 2006
Percentage of consolidated revenue represented by significant customer 1	11%		15%		11%		15%
Percentage of consolidated revenue represented by significant customer 2	*	(1)	*	(1)	*	(1)	10%

(1)	Less than 10%.

The companies comprising the Company’s largest OEM customers vary from period to period. Net sales to these significant customers in the periods presented primarily related to the Merix Oregon operating segment.

At December 1, 2007, five entities represented approximately 31% of the Company’s net accounts receivable balance, individually ranging from approximately 3% to approximately 11%. The Company has not experienced significant losses related to its accounts receivable in the past.

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

Environmental Matters

The process to manufacture printed circuit boards requires adherence to environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standards applicable in each of the jurisdictions in which we operate. The Company’s Huiyang and Huizhou facilities in the People’s Republic of China do not currently comply with all applicable environmental permits and requirements. The Company has worked cooperatively with regulators in the People’s Republic of China and is executing a remediation plan designed to achieve compliance and avoid any unplanned fines, penalties or costs. The Company paid approximately $0.1 million related to this plan in the first two quarters of fiscal 2008 and anticipates incurring and additional $0.7 million in costs related to this plan in the remainder of fiscal 2008. A significant improvement in environmental compliance has resulted from the efforts to date. The Company believes that its other facilities comply in all material respects with applicable environmental laws and regulations. The Company has in the past, however, received certain notices of violations and has been required to engage in certain minor corrective activities. There can be no assurance that violations will not occur in the future.

Commitments

As of December 1, 2007, the Company had capital commitments of approximately $7.9 million, primarily relating to the purchase of machinery and equipment.

16.	RELATED PARTY TRANSACTIONS

The Company paid the following amounts to Huizhou Desay Holdings Co. Ltd., a minority shareholder in two Merix Asia manufacturing facilities, during the periods indicated (in thousands):

	Thirteen Weeks Ended		Twenty-Seven Weeks Ended Dec. 1, 2007	Twenty-Six Weeks Ended Nov. 25, 2006
	Dec. 1, 2007	Nov. 25, 2006
Consulting fees	$49	$43	$97	$86
Operating lease rental fees	76	67	150	134
Management fees	19	7	37	14
Other fees	106	145	230	228

	$250	$262	$514	$462

17.	SEVERANCE CHARGES AND CLOSING OF HONG KONG FACILITY

Effective July 13, 2007, the Company committed to phasing out operations at its Hong Kong facility over approximately 18 months and closing the facility. The Company is taking this action to consolidate its Asian operations at its lower-cost facilities in China. The Company is also embarking on an expansion of facilities at its Huiyang plant to increase its manufacturing capacity in China. The Company expects to incur approximately $3.0 million to $4.0 million of cash restructuring costs in connection with phasing out the Hong Kong facility, including approximately $3.0 million to $3.5 million (excluding amounts to be paid out of the Long Service Payment Plan) of severance and other employee related costs. Approximately $1.0 million and $1.2 million, respectively, of the restructuring costs were incurred in the thirteen and twenty-seven week periods ended December 1, 2007, with the remainder expected to be incurred through the date of the final closure. We expect to incur approximately $0.1 to $0.2 million of such costs (excluding amounts to be paid out of the Asia Long Service Payment Plan) in the third quarter of fiscal 2008 with the remainder expected to be incurred in the second or third quarter of fiscal 2009. Management is attempting to accelerate the timing of the Hong Kong facility closure. If successful, this will result in the acceleration of the severance charges in future quarters.

A roll-forward of the Company’s severance accrual for the first two quarters of fiscal 2008 was as follows (in thousands):

	Beginning Accrued Liability	Charged to Expense	Amounts Paid	Ending Accrued Liability
Merix Asia’s Chief Executive Officer severance	$453	$—	$(453)	$—
Other Asia-related severance	—	1,204	(1,060)	144

	$453	$1,204	$(1,513)	$144

Total severance and impairment charges were as follows:

	Thirteen Weeks Ended		Twenty-Seven Weeks Ended Dec. 1, 2007	Twenty-Six Weeks Ended Nov. 25, 2006
	Dec. 1, 2007	Nov. 25, 2006
Asia-related severance	$963	$—	$1,204	$—
Other restructuring costs	17	—	17	—

	$980	$—	$1,221	$—

18.	EMPLOYEE STOCK PURCHASE PLAN

At the Company’s Annual Meeting of Shareholders, which was held on October 9, 2007, the Company’s shareholders approved the Merix 2007 Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to purchase Merix common stock at a discount using payroll deductions. The ESPP provides for the issuance of up to 750,000 shares of the Company’s common stock. The ESPP becomes effective January 2008.

19.	NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 141R and SFAS No. 160

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently analyzing the effects of adopting SFAS Nos. 141R and 160.

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

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. SFAS No. 157 does not apply under SFAS No. 123R, does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of the statement, and does not apply under accounting pronouncements that require or permit measurements that are similar to fair value but that are not intended to measure fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Merix plans to adopt SFAS No. 157 during the first quarter of fiscal 2009. The Company is currently analyzing the effects of adopting SFAS No. 157.

FASB Interpretation No. 48

See Note 11 for information regarding the adoption of FIN 48.

EITF Issue No. 06-3

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

20. SUBORDINATED NOTE PAYABLE

Under the terms of the subordinated note payable related to the Merix Asia acquisition, a principal payment of approximately $2.1 million would ordinarily have been due December 1, 2007. However, the Company exercised its rights under the subordinated note to not make this payment due to Merix’ claims against the seller. The total amount Merix is claiming exceeds the current principal balance of approximately $7.6 million outstanding on the subordinated note. These claims are currently being arbitrated, however, there is no assurance of what the outcome of the arbitration will be.

21. SUBSEQUENT EVENT

On January 8, 2008, the Company approved a plan to close its manufacturing facility located in Wood Village, Oregon. Under the plan, the Company will transition production from its Wood Village facility to its manufacturing facility located in Forest Grove, Oregon. Overall Oregon production capacity will be reduced.

The decision to close the facility was brought about by a number of factors including the continued migration of traditional Merix business to Merix Asia as well as other Asian based competitors. In addition, continued erosion of Merix’ North American gross margins over the last 6 quarters was a factor in the decision to close the facility. Some of the margin erosion is believed to be caused by the normal cyclicality that is part of the printed circuit board (“PCB”) industry. Management believes it is in the best interest of the Company to better balance its North American capacity with the underlying demand and is thereby consolidating its North American business into two facilities; one in Forest Grove, Oregon and the other in San Jose, California. Merix expects to fully shut-down the manufacturing operations by March 1, 2008, with full closure of its Wood Village facility by the summer of 2008. The closure of the facility and other restructuring actions will result in the elimination of approximately 180 positions.

The Company expects to incur a charge totaling approximately $14 million to $18 million in the third and fourth quarters of fiscal 2008 relating to the closure of the Wood Village facility, as well as other smaller restructuring costs. Included in this amount is approximately $10 million to $12 million related to asset impairments, $0.5 million to $0.8 million related to severance payments, up to $0.2 million related to inventory obsolescence and $0.3 million to $0.8 million related to adjustments to the Asset Retirement Obligation accrual for the Wood Village lease. The Company expects to incur approximately $2 million to $2.5 million of the total amount in the fourth quarter of fiscal 2008 related to facility lease termination costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects and cyclicality; future results of operations or financial position; our expectations regarding increased margins, growth in revenues and expansion of our customer base, both domestically and in Asia; our expectations regarding the restructuring of our Asian operations, including additional investments by us in our Asian operations, costs of the restructuring and growth of he “synergy business;” our expectations regarding the planned shut down of our Wood Village facility; our expectations regarding the results of the implementation of a new enterprise resource planning system; our expectations regarding remediation of material weaknesses in internal controls over financial reporting; our intentions and expectations regarding credit facilities; anticipated levels or backlog and our use of backlog; the sufficiency of our capital resources; our accounting and tax policies; and the outcome of any litigation to which we are a party. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and other similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, plans and projections are described in Part II, Item 1A, “Risk Factors” under the subheading “Risk Factors Affecting Business and Results of Operations.” This section, along with other sections of this Quarterly Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations, plans and projections. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission, including our most recent Annual Report on From 10-K for the fiscal year ended May 26, 2007.

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

Operating Segments

Today, our business has three operating segments: (1) Merix Oregon, (2) Merix San Jose and (3) Merix Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. Each operating segment operates predominately in the same industry with production facilities that produce similar customized products for our global customers. However, over the last year, the Company is analyzing its business and performance based upon North American and Asia markets and operating performance. This is due to our approach to offering our customers (most of which are North American based) a service offering that focuses on North American based services that enable the smooth transition to its lower cost Asian based business. As a result, we are assessing our operating segments and may, in future quarters, reduce the number of reportable segments to two. The chief decision-maker for all of our operating segments is our Chief Executive Officer.

Markets and Customers

We have a broad customer base and our customers include leading OEMs in the electronics and automotive industries. Information regarding customers that accounted for 10% or more of our total revenue was as follows:

	Thirteen Weeks Ended				Twenty-Seven Weeks Ended Dec. 1, 2007		Twenty-Six Weeks Ended Nov. 25, 2006
	Dec. 1, 2007		Nov. 25, 2006
Percentage of consolidated revenue represented by significant customer 1	11%		15%		11%		15%
Percentage of consolidated revenue represented by significant customer 2	*	(1)	*	(1)	*	(1)	10%

(1)	Less than 10%.

The companies comprising our largest OEM customers vary from period to period. Net sales to these significant customers in the periods presented primarily related to our Merix Oregon operating segment. The reduced concentration of revenues to the two customers noted above is due to a number of factors including changes in demand for our customers’ products, business cycle variations, services transitioning from higher cost North American production to lower cost Asian based solutions, offered by both the Company and its competitors, as well as lower average selling prices.

Approximately 55% and 50%, respectively, of our OEM sales in the first two quarters of fiscal 2008 and 2007 were made to EMS providers. Although our contractual relationship is with the EMS provider, most of our shipments to EMS providers are directed by OEMs that negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several EMS providers and are awarded incremental discretionary orders directly from some of them. We expect these discretionary orders to increase in the future as we strengthen our direct relationships with these EMS providers.

Backlog

Backlog comprises purchase orders received and, in some instances, forecast requirements released for production under customer contracts. Backlog totaled $63.7 million and $56.2 million at December 1, 2007 and May 26, 2007, respectively.

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

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) December 1, 2007		Thirteen Weeks Ended(1) November 25, 2006
Net sales	$97,378	100.0%	$103,657	100.0%
Cost of sales	86,128	88.4	84,908	81.9

Gross margin	11,250	11.6	18,749	18.1
Engineering	2,213	2.3	1,938	1.9
Selling, general and administrative	10,628	10.9	11,481	11.1
Amortization of identifiable intangible assets	645	0.7	761	0.7
Severance and impairment charges	980	1.0	—	—

Operating income (loss)	(3,216)	(3.3)	4,569	4.4
Other expense, net	(1,045)	(1.1)	(995)	(1.0)

Income (loss) from continuing operations before income taxes and minority interests	(4,261)	(4.4)	3,574	3.5
Income tax expense	546	0.6	448	0.4

Income (loss) from continuing operations before minority interests	$(4,807)	(4.9)%	$3,126	3.0%

	Twenty-Seven Weeks Ended(1) December 1, 2007		Twenty-Six Weeks Ended(1) November 25, 2006
Net sales	$196,808	100.0%	$206,636	100.0%
Cost of sales	172,606	87.7	167,725	81.2

Gross margin	24,202	12.3	38,911	18.8
Engineering	4,586	2.3	3,884	1.9
Selling, general and administrative	22,206	11.3	22,970	11.1
Amortization of identifiable intangible assets	1,258	0.6	1,523	0.7
Severance and impairment charges	1,221	0.6	—	—

Operating income (loss)	(5,069)	(2.6)	10,534	5.1
Other expense, net	(2,195)	(1.1)	(2,984)	(1.4)

Income (loss) from continuing operations before income taxes and minority interests	(7,264)	(3.7)	7,550	3.7
Income tax expense	956	0.5	948	0.5

Income (loss) from continuing operations before minority interests	$(8,220)	(4.2)%	$6,602	3.2%

(1)	Percentages may not add due to rounding.

Net sales decreased $6.3 million, or 6.1%, to $97.4 million, in the thirteen weeks ended December 1, 2007 (the second quarter of fiscal 2008) compared to $103.7 million in the thirteen weeks ended November 25, 2006 (the second quarter of fiscal 2007). Net sales decreased $9.8 million, or 4.8%, to $196.8 million in the twenty-seven week period ended December 1, 2007 compared to $206.6 million in the twenty-six week period ended November 25, 2006.

The North American PCB industry is highly cyclical and has cycles that generally last between 12 and 24 months. Further, the variations between peak and trough demand often fluctuate by 20% to 25%, thus causing revenues to vary significantly depending on the market cycle. The Company’s decreases in net sales in the fiscal 2008 periods primarily reflect changes in the macro business cycles. During the fiscal 2007 periods, market demand for PCBs was viewed by most industry analysts as being at or near the top of the last business cycle. In contrast, the fiscal 2008 periods’ overall PCB demand was much lower. Our Oregon segment was affected most by the decrease in demand where demand for North American full lead time production has been lower. Partially offsetting the decrease in demand in North American production was an increase at our Asia segment, as described in more detail below.

Net Sales by Segment

Net sales by segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	December 1, 2007		November 25, 2006
Merix Oregon	$44,566	46%	$55,906	54%
Merix San Jose	8,329	8%	9,028	9%
Merix Asia	44,483	46%	38,723	37%

	$97,378	100%	$103,657	100%

	Twenty-Seven Weeks Ended December 1, 2007		Twenty-Six Weeks Ended November 25, 2006
Merix Oregon	$91,906	47%	$110,124	53%
Merix San Jose	17,165	9%	17,669	9%
Merix Asia	87,737	44%	78,843	38%

	$196,808	100%	$206,636	100%

Selected statistical information is summarized below. We define “unit” as the number of panels. Percentage increases (decreases) in unit volume and pricing were as follows:

	Thirteen Weeks Ended December 1, 2007 Compared to Thirteen Weeks Ended November 25, 2006	Twenty-Seven Weeks Ended December 1, 2007 Compared to Twenty-Six Weeks Ended November 25, 2006
Merix Oregon:
Unit volume	(13)%	(12)%
Average unit pricing	(9)%	(5)%
Merix San Jose:
Unit volume	(16)%	(5)%
Average unit pricing	10%	2%
Merix Asia:
Unit volume	(4)%	(7)%
Average unit pricing	19%	20%
Overall:
Unit volume	(5)%	(8)%
Average unit pricing	(2)%	3%

Merix Oregon

The decreases in net sales at Merix Oregon in the thirteen and twenty-seven week periods ended December 1, 2007 compared to the same periods of the prior fiscal year were primarily due to lower North American demand caused by the normal cyclicality that is inherent in the PCB industry. To a lesser extent, revenues declined from the comparable prior year periods due to North American production transitioning to either Merix Asia or to other lower-cost offshore competitors. The decreases in average unit pricing were due to a number of factors including aggressively working to grow our quick-turn business by decreasing our unit selling prices as well as due to lower market demand for full lead time services. The decreases in average unit pricing were partially offset by growth in the sale of higher priced, higher technology high-density interconnect (“HDI”) and military panels. As more of our traditional Merix Oregon business has transitioned to Merix Asia or other Asian competitors, we intend to focus on increasing our quick-turn and military market sales. The U.S. government does not allow the sourcing of components used in the manufacture of defense-related equipment from facilities that are located outside of the U.S.

Merix San Jose

Net sales at Merix San Jose decreased in the thirteen and twenty-seven week periods ended December 1, 2007 compared to the same periods of the prior fiscal due primarily to market cyclicality. The cyclicality had less of an effect on our San Jose business than on our Oregon business as this segment’s product mix typically has a higher percentage of quick-turn business, which tends to be less influenced (compared to full lead time business) by normal market cyclicality. The effect of the market downturn was partially offset by increases in average unit pricing. The increases in average unit pricing were due primarily to volume increases of HDI and other more complex manufacturing services.

Merix Asia

The increases in net sales at Merix Asia in the thirteen and twenty-seven week periods ended December 1, 2007 compared to the same periods of the prior fiscal year were primarily due to a 19% and 20% increase, respectively, in the average unit price caused by a change in product mix as well as price increases on certain legacy products to improve the overall profitability of the book of business. In addition, the transition to Merix Asia of products previously manufactured at Merix Oregon contributed to the increases in net sales. The higher unit prices were offset in part by a 4% and a 7% decrease, respectively, in volume, which was due in part to the change in product mix combined with the shut-down of Merix Asia’s Hong Kong outer layer production in the late September 2007, reducing finished panel capacity.

During the second quarter of fiscal 2008, we closed the outer layer capabilities of our Hong Kong facility and shifted that work to our China facilities. We did not lose any significant business as a result of this shutdown. We plan to close the inner layer capabilities of the Hong Kong facility as we increase capacity at our China facilities. In addition, the twenty-seven week period ended December 1, 2007 benefited from one extra week of activity compared to the same period of the prior fiscal year.

Net Sales by End Market

The following table shows, for the periods indicated, the amount of net sales to each of our principal end-user markets and the percentage of the end-user market’s sales to our consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended
	December 1, 2007		November 25, 2006
Communications & Networking	$37,575	38.6%	$43,754	42.2%
Computing & Peripherals	8,375	8.6%	16,748	16.2%
Industrial & Medical	9,724	10.0%	7,996	7.7%
Defense & Aerospace	6,528	6.7%	4,843	4.7%
Automotive	20,691	21.2%	17,771	17.1%
Other	14,485	14.9%	12,545	12.1%

	$97,378	100.0%	$103,657	100.0%

	Twenty-Seven Weeks Ended December 1, 2007		Twenty-Six Weeks Ended November 25, 2006
Communications & Networking	$79,352	40.3%	$89,924	43.5%
Computing & Peripherals	16,384	8.3%	30,141	14.6%
Industrial & Medical	20,060	10.2%	16,673	8.1%
Defense & Aerospace	12,293	6.3%	9,965	4.8%
Automotive	40,899	20.8%	38,172	18.5%
Other	27,820	14.1%	21,761	10.5%

	$196,808	100.0%	$206,636	100.0%

The decreases in Communications & Networking in the thirteen and twenty-seven week periods ended December 1, 2007 compared to the same periods of the prior fiscal year were due primarily to the normal cyclicality of the North American market discussed above, the ultimate demand for our customers’ products, lower average selling prices, as well as the loss of certain North American business to Asian competitors. Our business plans anticipate regaining some of the lost business once our China factories increase their capacity and capabilities, which is anticipated in the first half of fiscal 2009.

The decreases in Computers & Peripherals during the fiscal 2008 periods compared to the same periods of fiscal 2007 were due to similar factors as discussed for the decreases in Communications & Networking, but were also impacted by management’s fiscal 2007 decision to disengage from certain unprofitable business that was being produced by Merix Asia, coupled with a temporary spike in demand from one customer in the first half of fiscal 2007 that has not since been repeated.

The increases in Industrial & Medical and Defense & Aerospace in the thirteen and twenty-seven week periods ended December 1, 2007 compared to the same periods of the prior fiscal year were due primarily to our deliberate efforts to penetrate these markets to both diversify our customer base and grow revenue, as well as overall market growth in the Defense & Aerospace segment.

The increases in Automotive in the thirteen and twenty-seven week periods ended December 1, 2007 compared to the same periods of the prior fiscal year were due primarily to management’s fiscal 2007 decision to disengage from certain unprofitable automotive programs and parts that reduced revenue in the fiscal 2007 periods. These unprofitable programs have since been replaced by additional automotive revenue that is more profitable.

The increases in Other in the thirteen and twenty-seven week periods ended December 1, 2007 compared to the same periods of the prior fiscal year were primarily driven by the growth in sales to EMS customers in both Asia and North America.

Net Sales by Geographic Region

Net sales by geographic region are defined by the region where the product is manufactured. Accordingly, net sales by geographic region are the same as net sales by segment.

Cost of Sales and Gross Margin

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead.

A number of costs, including those for labor, utilities and manufacturing supplies, incurred by our plants in the People’s Republic of China (“PRC”) are denominated in Chinese Renminbi. Strengthening or weakening of the Chinese Renminbi relative to the U.S. Dollar affects our cost of sales and profitability. Recent increases in the value of the Chinese Renminbi relative to the U.S. Dollar have caused the costs of our Chinese operations to increase as stated in U.S. Dollars.

Cost of sales increased $1.2 million, or 1.4%, to $86.1 million in the thirteen week period ended December 1, 2007 compared to $84.9 million in the thirteen week period ended November 25, 2006 and increased $4.9 million, or 2.9%, to $172.6 million in the twenty-seven week period ended December 1, 2007 compared to $167.7 million in the twenty-six week period ended November 25, 2006. The increases were primarily due to the extra week reported in our first quarter of fiscal 2008, as well as higher per layer costs, somewhat offset by a reduction in volume processed in our North American factories.

Our gross margin by segment was as follows (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Seven Weeks Ended Dec. 1, 2007	Twenty-Six Weeks Ended Nov. 25, 2006

	Dec. 1, 2007	Nov. 25, 2006
Merix Oregon	$4,591	$14,076	$11,501	$27,952
Merix San Jose	1,888	2,582	3,566	5,099
Merix Asia	4,771	2,091	9,135	5,860

	$11,250	$18,749	$24,202	$38,911

Our gross margin as a percentage of net sales by segment was as follows:

	Thirteen Weeks Ended		Twenty-Seven Weeks Ended Dec. 1, 2007	Twenty-Six Weeks Ended Nov. 25, 2006

	Dec. 1, 2007	Nov. 25, 2006
Merix Oregon	10.3%	25.2%	12.5%	25.4%
Merix San Jose	22.7%	28.6%	20.8%	28.9%
Merix Asia	10.7%	5.4%	10.4%	7.4%
Overall	11.6%	18.1%	12.3%	18.8%

Merix Oregon

Our gross margin (both in whole dollars and as a percentage of net sales) at Merix Oregon decreased primarily due to lower demand impacting the factory utilization rates as well as lower average selling prices, which contributed to the lower net sales as discussed above. Factory margins are heavily influenced by factory utilization rates because the cost structure needed to produce PCBs is heavily weighted to fixed or step-variable costs. Thus, lower demand resulted in lower utilization rates and decreases in gross margin as a percentage of net sales. In addition, we hired additional personnel in the second quarter of fiscal 2008 in anticipation of increased business which did not materialize.

Merix San Jose

Our gross margins at Merix San Jose decreased primarily as a result of the decreases in the gross margin as a percentage of net sales. The decreases in the gross margin as a percentage of net sales were due primarily to lower demand impacting the factory utilization rates. During the early part of the first quarter of fiscal 2008, the facility underwent the implementation of a new enterprise resource planning (“ERP”) system that significantly changed processes, data availability and resource planning, among other things. As a result, there was a temporary adverse effect on the efficiency level of the facility, which also contributed to the decrease in profitability. The negative impact of the ERP implementation did not significantly impact the second quarter of fiscal 2008. The downturn in the business cycle discussed above also negatively affected both selling prices and gross margins at Merix San Jose in the fiscal 2008 periods.

Merix Asia

Our gross margins at Merix Asia increased primarily as a result of improvements in the product mix, as well as better factory utilization rates at the China-based facilities. In addition, we have been able to adjust our unit pricing in fiscal 2008 to reflect the increased copper pricing, which occurred during the first half of fiscal 2007. One of the primary strategies in acquiring Merix Asia was to eliminate lower-margin and unprofitable business while migrating higher-margin business to Asia than what was traditionally produced by the previous owners of the facilities. This new business has been termed “synergy business.” Synergy business as a percentage of total Merix Asia sales has increased to 25% of revenue in the first two quarters of fiscal 2008 from 13% in the first two quarters of fiscal 2007. Synergy business represents sales of products that were not sold by Merix Asia prior to our acquisition. We anticipate that synergy business will continue to grow as a percentage of Merix Asia’s total net sales, even with the closure of our Hong Kong facility. Approximately 25% of the synergy revenue was from products previously manufactured at our Oregon factories, with the remaining being incremental business from new or existing North American customers. We also expect to gain efficiencies in the second half of fiscal 2008 related to the closing of the outer layer portion of our Hong Kong facility and the transfer of that work to our China facilities.

Engineering Costs

Engineering costs include indirect labor, materials and overhead to support customer design and the development of new manufacturing processes required to meet our customers’ technology requirements, as well as to support our current manufacturing processes.

Engineering costs increased $0.3 million, or 14.2%, to $2.2 million in the thirteen week period ended December 1, 2007 compared to $1.9 million in the thirteen week period ended November 25, 2006 and increased $0.7 million, or 18.1%, to $4.6 million in the twenty-seven week period ended December 1, 2007 compared to $3.9 million in the twenty-six week period ended November 25, 2006. The increases were due primarily to increases in headcount as we refilled positions that were left open from turnover in previous periods. In addition, the twenty-seven week period ended December 1, 2007 had one additional week of activity compared to the twenty-six week period ended November 25, 2006.

Selling, General and Administrative Costs

Selling, general and administrative (“SG&A”) costs include indirect labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

SG&A costs decreased $0.9 million, or 7.4%, to $10.6 million in the thirteen week period ended December 1, 2007 compared to $11.5 million in the thirteen week period ended November 25, 2006 and decreased $0.8 million, or 3.3%, to $22.2 million in the twenty-seven week period ended December 1, 2007 compared to $23.0 million in the twenty-six week period ended November 25, 2006. The decreases were primarily due to lower commissions as a result of lower net sales.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets was $0.6 million and $1.3 million, respectively, in the thirteen and twenty-seven week periods ended December 1, 2007 compared to $0.8 million and $1.5 million, respectively, in the comparable periods of the prior fiscal year. The reduction in amortization was primarily related to the fact that certain intangibles acquired as part of the Merix San Jose acquisition were fully amortized during the third quarter of fiscal 2007. Our identifiable intangible assets balance at December 1, 2007 was $9.9 million and current amortization is approximately $0.6 million per quarter.

Severance and Impairment Charges

Severance and impairment charges of $1.0 million and $1.2 million, respectively, in the thirteen and twenty-seven week periods ended December 1, 2007 primarily included costs related to the closing of our Hong Kong facility as discussed in Note 17 of Notes to Consolidated Financial Statements. See also Note 21 of Notes to Consolidated Financial Statements for a discussion of the anticipated shutdown of our Wood Village, Oregon facility and related charges.

Interest Expense

Interest expense decreased to $1.1 million and $2.2 million, respectively, in the thirteen and twenty-seven week periods ended December 1, 2007 compared to $1.2 million and $3.0 million, respectively, in the comparable periods of the prior fiscal year due primarily to the repayment of $16.1 million of debt in the first three quarters of fiscal 2007, as well as a $3.4 million reduction in our $11.0 million subordinated promissory note in connection with the reduction in the purchase price of Merix Asia in the second quarter of fiscal 2007. In addition, our average borrowing rate was 4.4% in the first two quarters of fiscal 2008 compared to 4.8% in the first two quarter of fiscal 2007.

Income Tax Expense

On a quarterly basis, we estimate our provision for income taxes based on our projected results of operations for the full year. Income tax is provided for entities expected to generate profits that are not offset by losses generated by entities in other tax jurisdictions. As a result, our effective income tax rate was negative 13.2% in the twenty-seven week period ended December 1, 2007 and 12.6% in the comparable period of the prior fiscal year.

The provision for income taxes in the twenty-seven week period ended December 1, 2007 differs from tax computed at the federal statutory rate primarily as a result of our mix of earnings in various tax jurisdictions and the diversity in income tax rates. The effective rate in the current quarter is negative as a result of current taxes expected to be paid on profits in certain jurisdictions and the recording of a valuation allowance against deferred tax assets arising from net operating losses incurred in other jurisdictions. In addition, we determined that it is appropriate to record and maintain a valuation allowance on any deferred tax assets.

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

The results of operations for the Dongguan and Lomber facilities have been reclassified as discontinued operations for all periods presented up to the date of sale. Certain financial information related to discontinued operations was as follows (in thousands):

	Thirteen Weeks Ended Nov. 25, 2006	Twenty-Six Weeks Ended Nov. 25, 2006
Revenue	$2,531	$5,467
Pre-tax income (loss)	(1,092)	(859)

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of December 1, 2007 consisted of $16.7 million of cash and cash equivalents and $55.0 million available under our revolving bank credit agreement, described below. We expect our capital resources to be sufficient to fund our operations and known capital requirements for at least one year from December 1, 2007, although we may seek additional sources of funds.

We have a Loan and Security Agreement with a bank group (the “Loan Agreement”) under which the lenders currently provide a revolving line of credit of up to $55.0 million based on a borrowing base consisting primarily of our accounts receivable. This loan agreement expires in September 2010. The obligations under the Loan Agreement are secured by substantially all of our U.S. assets. The borrowings bear interest at (a) either the prime rate or LIBOR, plus (b) an additional margin based on certain performance criteria. As of December 1, 2007, approximately $55 million was available for future borrowings on the revolving line of credit. The Loan Agreement contains a number of restrictive covenants, all of which we were in compliance with as of December 1, 2007. Specifically, our ability to invest or loan additional funds to Merix Asia is limited, subject to certain conditions, to $25 million in the aggregate at any time. This limit may negatively affect Merix Asia and, in particular, our plans to expand the production capacity of our plant in Huiyang in the PRC. We are discussing alternatives with our lenders, although we may not be able to increase this limit. In addition, we are in the process of obtaining a separate China-based facility to partially fund our current China expansion and other plans. As of December 1, 2007, we had invested approximately $11.5 million against this limit.

In the first two quarters of fiscal 2008, cash and cash equivalents and short-term investments decreased $9.5 million to $16.6 million as of December 1, 2007 from $26.2 million as of May 26, 2007 primarily as a result of $6.1 million provided by operations (as described in more detail below) and the net maturity of investments of $9.0 million, offset by the use of $12.1 million for the purchase of property, plant and equipment, the use of $0.4 million for the repayment of capital leases, a $1.9 million increase in due from affiliate and a $1.1 million distribution to a minority shareholder.

Accounts receivable, net of allowances for bad debts, increased $1.4 million to $78.2 million as of December 1, 2007 from $76.8 million as of May 26, 2007. The accounts receivable balance at December 1, 2007 includes a $1.0 million intercompany receivable compared to none at May 26, 2007. Our days sales outstanding, calculated on a quarterly basis, was 72 days at December 1, 2007 and 75 days at May 26, 2007.

Inventories, net of obsolescence and other reserves, increased $1.4 million to $26.6 million as of December 1, 2007 compared to $25.2 million as of May 26, 2007. The increase primarily was due to increased work in process and consigned finished goods as a result of lower demand and higher average costs. Our annualized inventory turnover rate, calculated on a quarterly basis, was 13 times for the quarter ended December 1, 2007 and 12.5 times for the quarter ended May 26, 2007.

Other current assets increased $4.2 million to $11.0 million as of December 1, 2007 compared to $6.8 million as of May 26, 2007. This was primarily due to a $1.5 million increase in prepaid value added taxes in foreign jurisdictions due to the timing difference of receiving a tax refund from the PRC local government for taxes paid to PRC local vendors for the purchase of materials, the recognition of a $1.4 million receivable for reimbursement from a benefit plan for Asia-related severance and $0.7 million increase in prepaid property taxes related to our Oregon facilities.

Accounts payable increased $10.1 million to $56.0 million as of December 1, 2007 compared to $45.9 million as of May 26, 2007. This was primarily due to increased focus on improving the management of working capital, including an effort to purchase products and services on more favorable payment terms from our vendors.

Expenditures for property, plant and equipment of $12.1 million in the first two quarters of fiscal 2008 primarily consisted of expenditures for the expansion and improvement of the process technology at our China-based facilities, improvement of the process technology and increasing the process speed of our North American facility and the continuing implementation of a company-wide ERP system. We estimate our total capital expenditures in fiscal 2008 to be approximately $25 to $30 million. A significant portion of this spending is related to a project for expanding both the capacity and the technological capabilities of our Huiyang, China-based factory. We anticipate that this investment will allow us to expand margins and profitably grow our revenues in this region and accelerate Merix Asia’s technological capabilities to better support our customers’ needs.

Recently Issued Accounting Pronouncements

See Note 19 of Notes to Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 1, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Material Weaknesses

After considering the errors that resulted in the restatement of our first quarter of fiscal 2008 financial results, management has concluded that a material weakness existed in our internal control over financial reporting as of September 1, 2007. Specifically, we did not maintain adequate controls over the processing and recording of transactions related to customer returns of products for warranty rework or credit.

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

Remediation Steps to Address Material Weaknesses

The material weaknesses noted above have not been remediated as of the end of second quarter of fiscal 2008.

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

Some of our competitors and potential competitors may have a number of advantages over us, including:

•	significantly greater financial, technical, marketing and manufacturing resources;

•	preferred vendor status with some of our existing and potential customers;

•	more focused production facilities that may allow them to produce and sell products at lower price points;

•	more capital; and

•	larger customer bases.

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

Acquisitions may be costly and difficult to integrate, may divert and dilute management resources and may dilute shareholder value. Recently, we announced our intention to accelerate the expansion of both production capability and capacity at our China-based factories. This expansion, coupled with the phased closure of our Hong Kong-based facility scheduled to be completed by July 2008, will further increase the risk of integration of Merix Asia. There is no guarantee that the expansion and closure will be completed as planned.

As part of our business strategy, we have made and may continue to make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or production capacity or that may otherwise offer growth opportunities. In connection with our San Jose and Asian acquisitions, we have experienced, and in any future acquisitions or investments, we could experience:

•	problems integrating the purchased operations, technologies or products;

•	failure to achieve potential sales, materials costs and other synergies;

•	unanticipated expenses and working capital requirements;

•	diversion of management’s attention and loss of key employees;

•	further charges and asset impairments related to the acquisitions; and

•	problems completing anticipated technology transfers to our Asian operations.

In addition, in connection with any future acquisitions or investments, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	incur debt and assume liabilities that could impair our liquidity;

•	incur amortization expenses related to intangible assets;

•	uncover previous unknown liabilities; or

•	incur large and immediate write-offs that would reduce net income.

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

We recently announced our intentions to significantly expand the Huiyang, China-based facility and any other future capacity expansion with respect to our facilities will expose us to significant start-up risks including:

•	delays in receiving and installing required manufacturing equipment;

•	inability to retain management personnel and skilled employees, or labor shortages in general;

•	difficulties scaling up production at our expanded facilities;

•	challenges in coordinating management of operations and order fulfillment between our U.S. and Asian facilities;

•	a need to improve and expand our management information systems and financial controls to accommodate our expanded operations;

•	additional unanticipated costs;

•	shortfalls in production volumes as a result of unanticipated start-up or expansion delays that could prevent us from meeting our customers’ delivery schedules or production needs; and

•	our Forwarding Looking Statements depend upon a number of assumptions and include our ability to execute tactical changes that may adversely impact both short-term and long-term financial performance.

The success of our expansion efforts will depend upon our ability to expand, train, retain and manage our employee base in both Asia and North America. In connection with our expansion efforts in Asia, we expect to require additional employees throughout the company. If we are unable to attract, train and retain new workers, or manage our employee base effectively, our ability to fully utilize our Asian assets will likely be impaired. If we are unable to effectively expand, train and manage our employee base, our business and results of operations could be adversely affected.

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

Our restructuring efforts, capacity build out and technological changes will require significant capital investment.

We are currently undergoing a major expansion at our Huiyang, China based facility and are improving our technological capabilities through the addition of new capital in both our North American and China based facilities. This expansion, and other capital requirements, will require $25 million to $30 million of capital expenditures in fiscal 2008 and additional spending in 2009. We anticipate funding this expansion from operations, existing cash and cash equivalents and bank credit facilities. Currently, we are not profitable and, if financial performance deteriorates further, we may have to significantly reduce capital spending that could impair our ability to successfully restructure our business and compete effectively.

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

Our bank credit covenant that limits our incremental investment in Merix Asia may restrict our ability to adequately fund our Asian operations and our growth plans in Asia.

Merix has a bank credit agreement covenant that limits the incremental investment into Merix Asia to $25 million. As of December 1, 2007, we had advanced Merix Asia approximately $11.5 million against the incremental investment limit. If our Asian operations at any time require an amount of cash greater than our available capital resources, or than is permitted to be advanced under applicable credit agreements, or otherwise, there is risk that we will not be able to fund our Asian operations and the growth plans in Asia.

Failure to maintain good relations with minority investors in our China manufacturing facilities could materially adversely affect our ability to manage our Asian operations.

Currently, we have two printed circuit board manufacturing plants in the PRC that are each partially owned by a separate Chinese company. While we are the majority interest holder in both of these companies, there are minority interest holders in each of them. The aggregate minority interest in these companies ranges from 5% to 15%. These minority holders are local investors with close ties to local economic development and other government agencies. The investors lease to our Chinese operating companies the land on which the plants are located. In connection with the negotiation of their investments, the local investors secured certain rights to be consulted and consent to certain operating and investment matters concerning the plants and to board representation. The joint venture relating to our Huizhou facility is scheduled to terminate in November 2008, unless it is extended. Failure to extend the Huizhou joint venture or failure to maintain good relations with the investors in either China joint venture could materially adversely affect our ability to manage the operations of one or more of the plants and our ability to realize the anticipated benefits of the Asian acquisition.

We do not currently have options to renew our leased manufacturing facility in the PRC and failure to renew such lease could materially adversely affect our ability to realize the anticipated benefits of the Asian acquisition.

Our Huizhou manufacturing facility is leased from a Chinese company under an operating lease that does not contain a lease renewal option. Although the landlord also has a minority interest in our subsidiary that operates the facility, this minority interest holder may not renew our lease. Failure to maintain good relations with this investor could materially adversely affect our ability to negotiate the renewal of our operating lease or to continue to operate the plant. Although we have renewed this lease, failure to successfully renew such lease in the future could materially adversely affect our ability to realize the anticipated benefits of the Asian acquisition. In addition, the lease renewal allows early termination by either party, so failure to maintain good relations with this investor could materially impact our continued leasehold of the facility.

New labor laws in the PRC may adversely affect our results of operations.

As of January 1, 2008, we had approximately 2,260 employees in the PRC. In July, 2007 the PRC government enacted a new labor law that becomes effective on January 1, 2008 that significantly impacts the cost of a company’s decision to reduce its workforce. Further, the law requires certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce in the PRC, the new labor law could adversely affect our ability to enact such changes in a manner that is most advantageous to our circumstances or in a timely and cost effective manner.

We may detect additional material weaknesses or significant deficiencies or may not be able to remediate the material weaknesses in our internal control over financial reporting, which may adversely affect investor confidence in us and our stock price.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting, we identified the following material weakness in our internal control over financial reporting:

•

After considering the errors that resulted in the restatement of our first quarter of fiscal 2008 financial results, management has concluded that a material weakness existed in our internal control over financial reporting. Specifically, we did not maintain adequate controls over the processing and recording of transactions related to customer returns of products for warranty rework or credit.

•

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

We continue to integrate our businesses that include developing and installing a new global ERP system. While the integration process continues and new systems and processes are initiated, we may uncover additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting. Material weaknesses in our internal control over financial reporting may cause investors to lose confidence in us, which could have an adverse effect on our business and stock price.

Automotive customers have higher quality requirements and long qualification times and, if we do not meet these requirements, our business could be materially adversely affected.

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

Historically, we have derived a significant portion of our consolidated net sales from a limited number of customers. Our five largest OEM customers, which vary from period to period, comprised 32% and 37% of our consolidated net sales during the first two quarters of fiscal 2008 and in all of fiscal 2007, respectively. Net sales to one customer represented 11% of consolidated net sales during the first two quarters of fiscal 2008. Net sales to two customers individually represented 15% and 11% of consolidated net sales during fiscal 2007. We expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future. The loss of, or decline in, orders from one or more major customers could reduce our consolidated net sales and have a material adverse effect on our results of operations and financial condition.

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

In total, five entities represented approximately 31% of the consolidated net trade accounts receivable balance at December 1, 2007, individually ranging from approximately 3% to approximately 11%. Our OEM customers direct our sales to a relatively limited number of electronic manufacturing service providers. Our contractual relationship is typically with the electronic manufacturing service providers, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to electronic manufacturing service providers, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our financial condition and results of operations would be adversely affected.

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

Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. However, the government of the PRC may not continue to pursue such policies. Despite progress in developing its legal system, the PRC does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. For example, the PRC recently passed a unified enterprise income tax law, which changes and increases the income tax on foreign-owned facilities. The PRC also recently enacted new labor laws that are effective January 1, 2008 that make it more difficult and expensive for companies to make changes in their workforce. In addition, some government policies and rules are not timely published or communicated in local districts, if they are published at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. These uncertainties could limit the legal protections available to us. Any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

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

We are currently using multiple ERP and other information systems. We began the initial design and implementation for a single world-wide ERP system during fiscal 2007. We expect the new ERP system will become integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. Our work to plan, develop and implement this new ERP system continues in fiscal 2008 as an active project. These systems are new to us and we have not had extensive experience with them. The new ERP system could eventually become more costly, difficult and time-consuming to purchase and implement than we currently anticipate. Implementation of the new ERP system may require us to change certain internal business practices and training may be inadequate. We may encounter unexpected difficulties, delays, internal control issues, costs or other challenges, any of which may disrupt our business. Corrections and improvements may be required as we continue the implementation of our new system, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. Any delay in the implementation of, or disruption in the transition to our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records and to report financial and management information on a timely and accurate basis. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and impact our ability to manage our business and our results of operations.

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

We are currently subject to legal proceedings and claims, including a securities class action lawsuit as follows:

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

Restructuring efforts have required both restructuring and impairment charges and we may be required to record asset impairment charges in the future, which would adversely affect our results of operations and financial condition.

We recorded impairment charges against certain assets in fiscal 2007 and anticipate recording restructuring and impairment charges in the third quarter of fiscal 2008 for the closure of our Wood Village, Oregon manufacturing facility and other restructuring actions. As our strategy evolves and due to the cyclicality of our business, rapid technological change and the migration of business to Asia, we might conclude in the future that some of our manufacturing facilities are surplus to our needs or will not generate sufficient future cash flows to cover the net book value and, thus, we may be required to record an impairment charge. Such an impairment charge would adversely affect our results of operations and financial condition.

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

We may, in the future, sell additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to raise capital. We may also issue additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to finance future acquisitions. Further, a substantial number of shares of our common stock are reserved for issuance pursuant to stock options. As of December 1, 2007, we had 2,989,972 outstanding options, each to purchase one share of our common stock, issued to employees, officers and directors under our equity incentive plans. The options have exercise prices ranging from $2.04 per share to $67.06 per share. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options was exercised and the stock issued was immediately sold into the public market. Further, the exercise of these options could have a dilutive impact on other shareholders by decreasing their ownership percentage of our outstanding common stock. If we attempt to raise additional capital through the issuance of equity or convertible debt securities, the terms upon which we will be able to obtain additional equity capital, if at all, may be negatively affected since the holders of outstanding options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such options.

Some provisions contained in our articles of incorporation, bylaws and rights agreement, as well as provisions of Oregon law, could inhibit a takeover attempt.

Some of the provisions of our articles of incorporation, bylaws, rights agreement and Oregon’s anti-takeover laws could delay or prevent a merger or acquisition between us and a third party, or make a merger or acquisition with us less desirable to a potential acquirer, even in circumstances in which our shareholders may consider the merger or acquisition favorable. Our articles of incorporation authorize our Board of Directors to issue series of preferred stock and determine the rights and preferences of each series of preferred stock to be issued. Our rights agreement is designed to enhance the Board’s ability to protect shareholders against unsolicited attempts to acquire control of us that do not offer an adequate price to all shareholders or are otherwise not in our best interests and the best interests of our shareholders. The rights issued under the rights agreement will cause substantial dilution to any person or group who attempts to acquire a significant amount of common stock without approval of our Board of Directors. Any of these provisions that have the effect of delaying or deterring a merger or acquisition between us and a third party could limit the opportunity for our shareholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the second quarter of fiscal 2008:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
September 2, 2007 to October 6, 2007	79	$5.90	—	—
October 7, 2007 to November 3, 2007	444	6.95	—	—
November 4, 2007 to December 1, 2007	—	—	—	—

Total	523	6.79	—	—

Purchases during the second quarter of fiscal 2008 represented shares purchased by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our equity-based compensation plans. The shares are purchased from employees and the proceeds are remitted to pay the employees’ withholding taxes due at the time the employees’ restricted stock awards vest.

Item 4.	Submission of Matters to a Vote of Security Holders

The following actions were taken at our annual meeting of shareholders, which was held on October 9, 2007:

1.	The shareholders elected the eight nominees for director to our Board of Directors. The eight directors elected, along with the voting results were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Michael D. Burger	17,632,782	664,786
Kirby A. Dyess	17,564,457	733,111
Donald D. Jobe	17,394,287	903,281
George H. Kerckhove	17,331,572	965,996
Dr. William W. Lattin	17,562,148	735,420
William C. McCormick	17,560,666	736,902
Robert C. Strandberg	17,395,896	901,672

2.	The shareholders approved the Merix 2007 Employee Stock Purchase Plan as follows:

No. of Shares Voting For	No. of Shares Voting Against	No. of Shares Abstaining	No. of Broker Non-Votes
13,536,456	561,709	8,115	4,191,288

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Amendment to Articles of Incorporation establishing Series A Preferred Stock, dated October 16, 2007. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 16, 2007.

4.1	Rights Agreement dated as of October 16, 2007, between Merix Corporation and American Stock Transfer & Trust Company, as rights agent, which includes the form of Rights Certificate as Exhibit B. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 16, 2007.

10.1	Employee Stock Purchase Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIX CORPORATION

Dated: January 10, 2008	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ KELLY E. LANG
Kelly E. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ RUSSELL S. PATTEE
Russell S. Pattee
Vice President Corporate Controller and Treasurer
(Principal Accounting Officer)