Form 10-Q
period 2008-03-01
MERIX CORP
filed 2008-04-14
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 7, 2008 was 21,074,209 shares.

MERIX CORPORATION

INDEX TO FORM 10-Q

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets – March 1, 2008 and February 24, 2007	2

	Consolidated Statements of Operations – Thirteen and Forty Week Periods Ended March 1, 2008 and Thirteen and Thirty-Nine Week Periods Ended February 24, 2007	3

	Consolidated Statements of Cash Flows – Forty Week Period Ended March 1, 2008 and Thirty-Nine Week Period Ended February 24, 2007	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

Signatures		42

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MERIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 1, 2008	May 26, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$10,425	$17,175
Short-term investments	—	9,025
Accounts receivable, net of allowances for doubtful accounts of $2,604 and $3,168	78,872	76,825
Inventories, net	27,322	25,231
Income taxes receivable	292	295
Deferred income taxes	714	—
Assets held for sale	1,523	1,206
Other current assets	11,913	6,824

Total current assets	131,061	136,581
Property, plant and equipment, net of accumulated depreciation of $129,215 and $119,949	96,406	101,264
Goodwill	31,069	31,614
Definite-lived intangible assets, net of accumulated amortization of $7,822 and $6,037	9,386	11,171
Leasehold land use rights, net	1,234	1,254
Deferred financing costs, net	4,093	4,732
Deferred income taxes	767	—
Other assets	367	241

Total assets	$274,383	$286,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2	$2,532
Accounts payable	56,158	45,091
Accrued compensation	9,541	8,508
Accrued warranty	2,686	2,129
Other accrued liabilities	11,396	7,903
Income taxes payable	669	352

Total current liabilities	80,452	66,515
Long-term debt	70,002	75,503
Other long-term liabilities	795	1,845

Total liabilities	151,249	143,863

Minority interest	4,114	4,550
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value; authorized 10,000 shares; none issued	—	—
Common stock, no par value; authorized 50,000 shares; issued and outstanding 21,074 shares at March 1, 2008 and 20,844 shares at May 26, 2007	214,998	212,334
Accumulated deficit	(96,067)	(74,055)
Accumulated other comprehensive income	89	165

Total shareholders’ equity	119,020	138,444

Total liabilities and shareholders’ equity	$274,383	$286,857

The accompanying noted are an integral part of the Cosolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Forty Weeks Ended March 1, 2008	For the Thirty-Nine Weeks Ended February 24, 2007
	March 1, 2008	February 24, 2007
Net Sales	$94,275	$100,288	$291,083	$306,924
Cost of Sales	84,594	82,682	257,200	251,137

Gross Margin	9,681	17,606	33,883	55,787
Operating Expenses:
Engineering	2,094	1,911	6,680	5,067
Selling, general and administrative	9,930	10,617	32,136	33,575
Amortization of identifiable intangible assets	527	624	1,785	2,147
Severance	1,747	1,023	2,854	1,023
Impairment and restructuring charges	12,893	—	13,007	—

Total operating expenses	27,191	14,175	56,462	41,812

Operating Income	(17,510)	3,431	(22,579)	13,975
Other Income (Expense):
Interest income	155	377	724	1,121
Interest expense	(916)	(1,309)	(3,088)	(4,298)
Gain on settlement of debt	5,094	—	5,094	—
Other income (expense), net	(419)	(141)	(1,011)	(884)

Total other expense, net	3,914	(1,073)	1,719	(4,061)

Income (loss) from continuing operations before income taxes and minority interests	(13,596)	2,358	(20,860)	9,914
Income tax expense (benefit)	(511)	367	445	1,315

Income (loss) from continuing operations before minority interests	(13,085)	1,991	(21,305)	8,599
Minority interests	269	220	707	252

Income (loss) from continuing operations	(13,354)	1,771	(22,012)	8,347
Income (loss) from discontinued operations, net of income tax expense of $0, $0, $0 and $98, respectively	—	314	—	(858)

Net income (loss)	$(13,354)	$2,085	$(22,012)	$7,489

Basic income (loss) per share from continuing operations	$(0.63)	$0.09	$(1.05)	$0.41
Basic income (loss) per share from discontinued operations	—	0.01	—	(0.04)

Basic net income (loss) per share	$(0.63)	$0.10	$(1.05)	$0.37

Diluted income (loss) per share from continuing operations	$(0.63)	$0.09	$(1.05)	$0.40
Diluted income (loss) per share from discontinued operations	—	0.01	—	(0.04)

Diluted net income (loss) per share	$(0.63)	$0.10	$(1.05)	$0.36

Shares used in per share calculations:
Basic	21,079	20,575	21,002	20,302

Diluted	21,079	20,811	21,002	20,665

The accompanying noted are an integral part of the Consolidated Financial Statements.

MERIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Forty Weeks Ended March 1, 2008	For the Thirty-Nine Weeks Ended February 24, 2007
Cash flows from operating activities:
Net income (loss)	$(22,012)	$7,489
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,231	17,633
Deferred income taxes	(1,005)	—
Contribution of common stock to defined contribution plan	873	1,044
Stock-based compensation expense, net	1,877	1,680
Minority interest in net income of consolidated subsidiaries	707	252
(Gain) loss on disposal of fixed assets	(28)	(41)
Impairment of discontinued operations	12,722	1,099
Gain on settlement of debt	(5,094)	—
Other non-cash (income) expense	—	(209)
Changes in assets and liabilities:
Accounts receivable, net	(2,047)	(7,301)
Inventories, net	(2,091)	(2,910)
Income taxes receivable	3	(299)
Other assets	(5,230)	1,031
Accounts payable	9,706	6,761
Accrued compensation	1,762	(3,101)
Accrued warranty	557	139
Income taxes payable	317	594
Other accrued liabilities	(187)	(892)

Net cash provided by operating activities	7,061	22,969
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,749)	(14,918)
Proceeds from disposal of property, plant and equipment	23	999
Purchases of investments	(12,775)	(12,550)
Sales and maturities of investments	21,800	31,075

Net cash provided by (used in) investing activities	(10,701)	4,606
Cash flows from financing activities:
Principal payments on long-term borrowings	(2,500)	(16,125)
Payments on capital lease obligations	(437)	(911)
Proceeds from exercise of stock options	1	5,335
Reacquisition of common stock	(86)	(48)
Due from affiliate, net	1,214	(3,640)
Distribution to minority shareholder	(1,144)	—
Other financing activities	(197)	—

Net cash used in financing activities	(3,149)	(15,389)
Effect of exchange rate changes	39	(2)

Increase (decrease) in cash and cash equivalents	(6,750)	12,184
Cash and cash equivalents:
Beginning of period	17,175	12,280

End of period	$10,425	$24,464

Supplemental Cash Flow Information:
Cash paid for income taxes	$1,057	$1,090
Cash paid for interest	2,176	3,786
Supplemental Disclosure of Non-Cash Activity:
Issuance (reduction) of promissory note in Merix Asia acquisition	$—	$(3,406)
Other purchase price adjustments	—	(1,435)

The accompanying noted are an integral part of the Consolidated Financial Statements.

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

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the Annual Report on Form 10-K prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim consolidated financial statements are unaudited, however, they reflect all normal recurring adjustments and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year consists of a 52 or 53 week period that ends on the last Saturday in May. Fiscal 2008 is a 53 week fiscal year ending on May 31, 2008. The first quarter of fiscal 2008 ended September 1, 2007 and included 14 weeks. Accordingly, the year-to-date period ended March 1, 2008 included 40 weeks and the year-to-date period ended February 24, 2007 included 39 weeks.

3.	BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned and majority-owned subsidiaries. Except for activity related to Merix Asia, for which certain intercompany amounts cannot be eliminated as discussed below, all inter-company accounts, transactions and profits have been eliminated in consolidation.

The Company’s financial reporting systems at Merix Asia are predominantly manual in nature. Due to the manual nature of the systems, Merix Asia requires significant time to process and review the transactions in order to assure the financial information is properly stated. Additionally, Merix Asia performs a complex financial consolidation of its subsidiaries prior to the Company’s final consolidation. The time required to complete Merix Asia’s consolidation, record intercompany transactions and properly report any adjustments, intervening and/or subsequent events requires the use of a one-month lag in consolidating the financial statements for Merix Asia with Merix Corporation. Inter-company transactions which occurred during these periods have been eliminated in consolidation. Inter-company balances resulting from transactions with Merix Asia during the one-month lag period have been netted and presented as a current asset or current liability on the consolidated balance sheet. The net intercompany payable, which was included as a component of other accrued liabilities, totaled $2.0 million as of March 1, 2008 and $0.8 million as of May 26, 2007.

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

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of the income (loss) from continuing operations and shares used for basic EPS and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended March 1, 2008			Thirteen Weeks Ended February 24, 2007
	Loss from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS	$(13,354)	21,079	$(0.63)	$1,771	20,575	$0.09
Effect of dilutive stock options	—	—	—	—	236	—

Diluted EPS	$(13,354)	21,079	$(0.63)	$1,771	20,811	$0.09

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options		3,113			1,851

Convertible notes		4,608			4,608

	Forty Weeks Ended March 1, 2008			Thirty-Nine Weeks Ended February 24, 2007
	Loss from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS	$(22,012)	21,002	$(1.05)	$8,347	20,302	$0.41
Effect of dilutive stock options	—	—	—	—	363	(0.01)

Diluted EPS	$(22,012)	21,002	$(1.05)	$8,347	20,665	$0.40

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options		3,003			1,316

Convertible notes		4,608			4,608

6.	INVENTORIES

Inventories are valued at the lower of cost or market value and include materials, labor and manufacturing overhead. Inventory cost is determined on the first-in, first-out (“FIFO”) basis.

The Company includes a provision for inventories to cover excess inventories to their estimated net realizable values, as necessary. A change in customer demand for inventory is the primary indicator for reductions in inventory carrying values. The Company records provisions for excess inventories based on historical experiences with customers, the ability to utilize inventory in other programs, the ability to redistribute inventory back to the suppliers and current and forecasted demand for the inventory. As of March 1, 2008 and May 26, 2007, our inventory reserves totaled $3.8 million and $3.4 million, respectively.

The Company maintains inventories on a consignment basis in the United States and in Asia. Consignment inventory is recorded as inventory until the product is pulled from the consignment inventories by the customer and all risks and rewards of ownership of the consignment inventory have been transferred to the customer.

Inventories, net of related reserves, consisted of the following (in thousands):

	March 1, 2008	May 26, 2007
Raw materials	$6,617	$5,134
Work-in-process	9,047	7,297
Finished goods	3,952	7,670
Consignment finished goods	7,706	5,130

Total inventories	$27,322	$25,231

7.	ASSETS HELD FOR SALE

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has recorded certain assets as current assets held for sale. Assets held for sale included the following (in thousands):

	March 1, 2008	May 26, 2007
Two parcels of land	$1,146	$1,146
Excess equipment	377	60

	$1,523	$1,206

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

The results of operations for the Dongguan and Lomber facilities have been reclassified as discontinued operations for all periods presented up through the date of sale. Certain financial information related to discontinued operations was as follows (in thousands):

	Thirteen Weeks Ended Feb. 24, 2007	Thirty-Nine Weeks Ended Feb. 24, 2007
Revenue	$1,976	$7,443
(Impairment) reversal of impairment related to assets of discontinued operations	158	(1,099)
Pre-tax income (loss)	314	(760)

9.	GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Forty Weeks Ended March 1, 2008	Thirty-Nine Weeks Ended Feb. 24, 2007
Balance, beginning of period	$31,614	$89,889
Recognition of deferred tax assets related to Asia acquisition in accordance with SFAS No. 109, “Accounting for Income Taxes”	(545)	—
Adjustment related to $3.4 million decrease in promissory note and $1.4 million purchase allocation adjustment	—	(4,841)

Balance, end of period	$31,069	$85,048

Definite-Lived Intangible Assets

At March 1, 2008 and May 26, 2007, the Company’s definite-lived intangible assets included customer relationships and a manufacturing sales representative network. The gross amount of the Company’s definite-lived intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	March 1, 2008	May 26, 2007
Customer relationships	6.5-10years	$17,168	$17,168
Accumulated amortization		(7,798)	(6,019)

		9,370	11,149
Manufacturing sales representatives network	5.5 years	40	40
Accumulated amortization		(24)	(18)

		16	22

Total definite-lived intangible assets		$9,386	$11,171

Amortization expense was as follows (in thousands):

	Forty Weeks Ended March 1, 2008	Thirty-Nine Weeks Ended Feb. 24, 2007
Customer relationships	$1,779	$1,819
Non-compete agreement	—	323
Manufacturing sales representatives network	6	5

	$1,785	$2,147

Amortization is as follows over the next five fiscal years and thereafter (in thousands):

	Customer Relationships	Manufacturing Sales Representatives Network
Remainder of fiscal 2008	$518	$2
2009	1,975	7
2010	1,759	7
2011	1,552	—
2012	1,120	—
Thereafter	2,446	—

	$9,370	$16

10.	ACCRUED WARRANTY

The Company generally warrants its products for a period of up to twelve months from the point of sale. However, in selected circumstances, Merix Asia grants longer warranty periods to certain customers of up to three years. The Company records a liability for the estimated cost of the warranty upon transfer of ownership of the products to the customer. The warranty liability is calculated based on historical experience of expenses resulting from the warranty program for the twelve preceding months for Merix Oregon and Merix San Jose and for the preceding three year period for Merix Asia. In addition, just prior to the filing date of this Form 10-Q, the Company became aware of a warranty issue at Merix Asia with an estimated cost of $0.5 million to $2.2 million. Based on information currently available, the Company estimated the cost associated with this warranty issue was $0.5 million at March 1, 2008 and, accordingly, included this amount within its statement of operations for both the thirteen and forty week periods ended March 1, 2008.

Warranty activity, adjusted for discontinued operations, was as follows (in thousands):

	Forty Weeks Ended March 1, 2008	Thirty-Nine Weeks Ended Feb. 24, 2007
Balance, beginning of period	$2,129	$2,297
Expense incurred	3,173	2,459
Settlements made	(2,616)	(2,320)

Balance, end of period	$2,686	$2,436

11.	ADOPTION OF FASB INTERPRETATION NO. 48

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. During the thirteen or forty week periods ended March 1, 2008, the Company did not recognize any interest or penalties associated with unrecognized tax benefits.

12.	COMPREHENSIVE INCOME (LOSS)

The following table sets forth the calculation of comprehensive income (loss) for the periods indicated (in thousands):

	Thirteen Weeks Ended		Forty Weeks Ended March 1, 2008	Thirty-Nine Weeks Ended Feb. 24, 2007
	March 1, 2008	Feb. 24, 2007
Net income (loss)	$(13,354)	$2,085	$(22,012)	$7,489
Change in cumulative translation adjustment	13	(11)	(39)	(2)
Change in unfunded liability related to long-service payment plan	1	—	115	—

Total comprehensive income (loss)	$(13,340)	$2,074	$(21,936)	$7,487

13.	SEGMENT INFORMATION

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

Net sales by segment were as follows (in thousands):

	Thirteen Weeks Ended		Forty Weeks Ended March 1, 2008	Thirty-Nine Weeks Ended Feb. 24, 2007
	March 1, 2008	Feb. 24, 2007
Merix Oregon	$41,151	$53,680	$133,057	$163,805
Merix San Jose	7,485	9,715	24,650	27,383
Merix Asia	45,639	36,893	133,376	115,736

	$94,275	$100,288	$291,083	$306,924

Gross margin by segment was as follows (in thousands):

	Thirteen Weeks Ended		Forty Weeks Ended March 1, 2008	Thirty-Nine Weeks Ended Feb. 24, 2007
	March 1, 2008	Feb. 24, 2007
Merix Oregon	$2,788	$11,334	$14,289	$39,286
Merix San Jose	1,530	2,967	5,096	8,066
Merix Asia	5,363	3,305	14,498	8,435

	$9,681	$17,606	$33,883	$55,787

Total assets by segment were as follows (in thousands):

	March 1, 2008	May 26, 2007
Merix Oregon	$135,107	$162,217
Merix San Jose	27,576	29,807
Merix Asia	111,700	94,833

	$274,383	$286,857

14.	SIGNIFICANT CUSTOMERS

Information regarding customers that accounted for 10% or more of the Company’s net sales was as follows:

	Thirteen Weeks Ended			Forty Weeks Ended March 1, 2008		Thirty-Nine Weeks Ended Feb. 24, 2007
	March 1, 2008		Feb. 24, 2007
Percentage of consolidated net sales represented by significant customer 1	11%		15%	11%		15%
Percentage of consolidated net sales represented by significant customer 2	*	(1)	13%	*	(1)	11%

(1)	Less than 10%.

The companies comprising the Company’s largest OEM customers vary from period to period. Net sales to these significant customers in the periods presented primarily related to the Merix Oregon operating segment.

At March 1, 2008, five entities represented approximately 54% of the Company’s net accounts receivable balance, individually ranging from approximately 5% to approximately 18%. The Company has not experienced significant losses related to its accounts receivable in the past.

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

Environmental Matters

The process to manufacture printed circuit boards requires adherence to environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standards applicable in each of the jurisdictions in which we operate. The Company’s Huiyang and Huizhou facilities in the People’s Republic of China do not currently comply with all applicable environmental permits and requirements. The Company has worked cooperatively with regulators in the People’s Republic of China and is executing a remediation plan designed to achieve compliance and avoid any unplanned fines, penalties or costs. The Company paid approximately $0.3 million related to this plan in the first three quarters of fiscal 2008 and anticipates incurring an additional $0.5 million in costs related to this plan in the remainder of fiscal 2008. Improvement in environmental performance at the affected sites is consistent with our plans to achieve full compliance by the completion of all aspects of the plan. The Company believes that its other facilities comply in all material respects with applicable environmental laws and regulations. The Company has in the past, however, received certain notices of violations and has been required to engage in certain minor corrective activities. There can be no assurance that violations will not occur in the future.

Commitments

As of March 1, 2008, the Company had capital commitments of approximately $11.6 million, primarily relating to the purchase of machinery and equipment.

16.	RELATED PARTY TRANSACTIONS

The Company paid the following amounts to Huizhou Desay Holdings Co. Ltd. and its wholly-owned subsidiary, a minority shareholder of two Merix Asia manufacturing facilities, during the periods indicated (in thousands):

	Thirteen Weeks Ended		Forty Weeks Ended March 1, 2008	Thirty-Nine Weeks Ended Feb. 24, 2007
	March 1, 2008	Feb. 24, 2007
Consulting fees	$48	$43	$145	$129
Operating lease rental fees	74	66	224	200
Management fees	18	9	55	23
Capitalized construction costs	651	—	1,406	—
Other fees	92	72	322	300

	$883	$190	$2,152	$652

17.	SEVERANCE AND IMPAIRMENT AND RESTRUCTURING CHARGES

Hong Kong Facility

Effective July 13, 2007, the Company committed to phasing out operations at its Hong Kong facility over approximately 18 months and closing the facility. The Company is taking this action to consolidate its Asian operations at its lower-cost facilities in China. The Company is also embarking on an expansion of facilities at its Huiyang plant to increase its manufacturing capacity in China. The Company expects to incur approximately $4.5 million to $5.5 million of cash restructuring costs in connection with phasing out the Hong Kong facility (excluding amounts to be paid out of the Long Service Payment Plan). The Company expects to receive a total of approximately $2.0 million to $3.0 million, $1.6 million of which had been received as of March 1, 2008, from the Long Service Payment Plan as a refund against the expected cash restructuring costs. Net charges of approximately $0.2 million and $1.2 million, respectively, of the restructuring costs were charged to the statement of operations related to these actions in the thirteen and forty week periods ended March 1, 2008. We expect to incur approximately $0.3 million of such costs in the fourth quarter of fiscal 2008 with the remaining approximately $0.1 million expected to be charged to the statement of operations in the first quarter of fiscal 2009. The production at this facility was closed as of March 31, 2008 and full closure of the facility was completed in the fourth quarter of fiscal 2008.

Wood Village, Oregon Facility

On January 8, 2008, the Company approved a plan to close its manufacturing facility located in Wood Village, Oregon. Under the plan, the Company transitioned its production from its Wood Village facility to its manufacturing facility located in Forest Grove, Oregon. Overall Oregon inner layer production capacity was reduced by approximately 45% and panel capacity was reduced by approximately 15%. The decision to close the facility was brought about by a number of factors including the continued migration of traditional Merix business to Merix Asia as well as other Asian based competitors. In addition, continued erosion of Merix’ North American gross margins over the last 6 quarters was a factor in the decision to close the facility. Some of the margin erosion is believed to be caused by the normal cyclicality that is part of the PCB industry. The manufacturing operations of the Wood Village facility were shut-down March 1, 2008, and the Company expects to fully close the facility by May 2008. The closure of the facility and other restructuring actions resulted in the elimination of approximately 200 positions.

The Company incurred charges totaling approximately $13.9 million in the third quarter of fiscal 2008 relating to the closure of the Wood Village facility, as well as other smaller restructuring costs. Included in the third quarter fiscal 2008 charges were approximately $12.0 million related to asset impairments, $1.1 million related to severance payments, $0.7 million related to adjustments to the Asset Retirement Obligation accrual for the Wood Village lease and approximately $0.1 million for other related costs. In April 2008, the Company entered into an agreement to sublease the facility. See Note 22 for additional information.

Executive Severance

In the third quarter of fiscal 2008, the Company terminated its Executive Vice President of Global Operations. In accordance with the executive employment agreement related to this termination, we recorded $0.4 million of severance and related costs, which will be paid in the fourth quarter of fiscal 2008.

Restructuring Accrual

A roll-forward of the Company’s restructuring accrual for the first three quarters of fiscal 2008 was as follows (in thousands):

	Balance May 26, 2007	Charged to Expense	Amounts Paid	Balance March 1, 2008
Merix Asia’s Chief Executive Officer severance	$453	$—	$(453)	$—
Other executive severance	—	365	—	365
Other Asia severance	—	199	(199)	—
Hong Kong plant closure	—	1,173	(768)	405
Wood Village and Forest Grove severance	—	1,117	(744)	373

	$453	$2,854	$(2,164)	$1,143

Total severance and impairment and restructuring charges were as follows (in thousands):

	Thirteen Weeks Ended		Forty Weeks Ended March 1, 2008	Thirty-Nine Weeks Ended Feb. 24, 2007
	March 1, 2008	Feb. 24, 2007
Hong Kong plant closure	$180	$—	$1,173	$—
Asia asset impairment	92	—	206	—
Asia severance	85	—	199	—
Wood Village severance	1,117	—	1,117	—
Wood Village asset impairments	11,928	—	11,928	—
Forest Grove asset impairment	108	—	108	—
Increase to Wood Village asset retirement obligation	731	—	731	—
Cash severance related to termination of CEO	—	612	—	612
Stock-based severance related to termination of CEO	—	136	—	136
Costs related to hiring of new CEO	—	75	—	75
Other executive severance	365	200	365	200
Legal and other charges	34	—	34	—

	$14,640	$1,023	$15,861	$1,023

18.	STOCK-BASED COMPENSATION

In February 2008, the Company granted performance-based stock options covering a total of 540,000 shares of its common stock. The options vest as to 25% on various dates in October and November 2008 if certain targets are met and as to the remaining 75 % in April 2009 if the remaining targets are met. Once vested, the options will be fully exercisable and will expire seven years from their vest date. The fair value of the performance-based stock options, utilizing the Black-Scholes option pricing model, was $0.5 million, which is being recognized as an expense over the respective vesting periods.

At the Company’s Annual Meeting of Shareholders, which was held on October 9, 2007, the Company’s shareholders approved the Merix 2007 Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to purchase Merix common stock at a discount using payroll deductions. The ESPP provides for the issuance of up to 750,000 shares of the Company’s common stock. The ESPP became effective January 2008 and the first purchase of shares will be July 20, 2008. As of March 1, 2008, we had a liability of $84,000 included as a component of accrued compensation on our consolidated balance sheet related to future ESPP purchases.

The Company’s stock-based compensation expense was included in its statements of operations as follows (in thousands):

	Thirteen Weeks Ended		Forty Weeks Ended March 1, 2008	Thirty-Nine Weeks Ended Feb. 24, 2007
	March 1, 2008	Feb. 24, 2007
Cost of sales	$33	$70	$173	$234
Operating expenses	546	633	1,704	1,446

	$579	$703	$1,877	$1,680

19.	SUBORDINATED NOTE PAYABLE

Under the terms of the subordinated note payable related to the Merix Asia acquisition, a principal payment of approximately $2.1 million would ordinarily have been due December 1, 2007. However, the Company exercised its rights under the subordinated note to not make this payment due to Merix’ claims against the seller. On January 25, 2008, the Company settled these claims and made a payment of $2.5 million to settle all remaining obligations under the subordinated promissory note. The remaining balance of $5.1 million outstanding on the subordinated note payable, plus $53,000 of accrued interest, was eliminated in exchange for the Company releasing the seller from all past and any future claims relating to the Merix Asia acquisition. The $53,000 of accrued interest that was eliminated was included as a component of gain on settlement of debt on our statement of operations during the quarter ended March 1, 2008. The Company does not expect any of the other settlement terms to have a material impact on its results of operations or financial position.

20.	NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. The Company is currently evaluating the effects, if any, that the adoption of SFAS No. 161 will have on its financial position and results of operations.

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

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. SFAS No. 157 does not apply under SFAS No. 123R, does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of the statement, and does not apply under accounting pronouncements that require or permit measurements that are similar to fair value but that are not intended to measure fair value. SFAS No. 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. The effective date for non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been deferred to fiscal years beginning after November 15, 2008. The Company is currently analyzing the effects of adopting SFAS No. 157.

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

21.	DEFERRED TAXES

In the third quarter of fiscal 2008, we reversed $1.5 million of valuation allowance against certain Merix Asia deferred tax assets. This reversal is reflected on the balance sheet as a $1.5 million increase in deferred tax assets and a $0.5 million decrease to goodwill; and a decrease to tax expense of $1.0 million on the statement of operations.

Our effective income tax rate is negative 2.5% for the forty week period ended March 1, 2008 and differs from tax computed at the federal statutory rate primarily as a result of our mix of earnings in various tax jurisdictions, the diversity in income tax rates, and our continuous assessment of the realization of our deferred tax assets. The effective tax rate reflects current taxes expected to be paid in profitable jurisdictions and maintenance of valuation allowances in jurisdictions with cumulative losses or profitability risks. The thirteen week period ended March 1, 2008 included the current period reversal of valuation allowances previously established on certain Merix Asia deferred tax assets discussed above.

22.	SUBSEQUENT EVENTS

Hong Kong Facility Closure

The production at our Hong Kong facility was closed in March 2008 and full closure of the facility was completed in the fourth quarter of fiscal 2008. Of the remaining estimated restructuring charges (net of amounts to be paid out of the Long Service Payment Plan), $0.3 million are expected to be charged to the statement of operations in the fourth quarter of fiscal 2008 with the remaining approximately $0.1 million expected to be charged to the statement of operations in the first quarter of fiscal 2009.

Wood Village Facility Sublease

In April 2008, the Company entered into a sublease agreement for its Wood Village facility for an amount equal to its rental obligation, although the landlord has not yet approved such sublease. Assuming approval by the landlord, the Company will be required to refurbish certain assets and, accordingly, its asset retirement obligation of $1.5 million was included as a component of other current liabilities as of March 1, 2008. With the sublease in place, the Company does not expect to incur any material charges in future quarters related to the closure of this facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects and cyclicality; future results of operations or financial position; our expectations regarding increased margins, growth in revenues and expansion of our customer base, both domestically and in Asia; our expectations regarding the restructuring of our Asian operations, including additional investments by us in our Asian operations, costs of the restructuring and growth of the “synergy business;” our expectations regarding the shut down of our Wood Village facility; our expectations regarding the results of the implementation of a new enterprise resource planning system; our expectations regarding remediation of material weaknesses in internal controls over financial reporting; our intentions and expectations regarding credit facilities; anticipated levels or backlog and our use of backlog; the sufficiency of our capital resources; our accounting and tax policies; and the outcome of any litigation to which we are a party. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and other similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, plans and projections are described in Part II, Item 1A, “Risk Factors” under the subheading “Risk Factors Affecting Business and Results of Operations.” This section, along with other sections of this Quarterly Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations, plans and projections. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission, including our most recent Annual Report on From 10-K for the fiscal year ended May 26, 2007.

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

Current Events

In recent months, certain areas of Southern China have been facing power supply constraints, which resulted from extreme winter weather in the area. In order to deal with the power constraints, the Southern China Province Government has initiated a power supply rationing plan. This rationing program affects our Huizhou and Huiyang facilities, whereby the facilities receive six days of full power for operations and then one day of power rationing lasting from 7:00 a.m. to 11:00 p.m. every Monday. In order to minimize the effect on our operations, we realigned our routine equipment maintenance program to coincide with the one day of power rationing. The power rationing is scheduled to be in effect through May 2008.

During the quarter ended March 1, 2008, we closed our Wood Village, Oregon mass lamination operation effectively reducing our overall inner layer Oregon production capacity by approximately 45% and panel capacity by approximately 15%. As a result of the decreased capacity, we have had to increase our Forest

Grove factory lead times to between 10 to 14 weeks. These long lead times are believed to be uncompetitive in the North American market and could lead to lost orders or lower customer demand in future quarters.

In July 2007, we announced our intent to close our Hong Kong based manufacturing facility. The closure of the outer layer portion of the facility was completed in October 2007 and the closure inner layer portion of the facility was completed in March 2008. The final closure occurred in the fourth quarter of fiscal 2008.

Changes in Previously Reported Amounts

On April 9, 2008, we issued a news release announcing our results of operations for the third quarter ended March 1, 2008. We reported a loss from continuing operations of $12.5 million, or $0.59 per diluted share, based on net sales of $94.3 million and cost of sales of $83.8 million for the third quarter of fiscal 2008.

As part of our closing procedures for the first month of our fourth quarter of fiscal 2008, management discovered that our Oregon inventory levels were overstated. We further determined that the balances for the third quarter of fiscal 2008 were also in error by $0.8 million. As a result of correcting this error, our cost of sales for the thirteen and forty week periods ended March 1, 2008 increased by $0.8 million, gross margin decreased by $0.8 million and operating loss, loss from continuing operations and net loss for both the thirteen and forty week periods ended March 1, 2008 each increased by $0.8 million. Also, the diluted net loss per share for both the thirteen and forty week periods ended March 1, 2008 increased by $0.04 per share. Comparable changes were required to reduce inventories, current assets and total assets in the balance sheet as of March 1, 2008 and to adjust the statement of cash flows for the forty week period ended March 1, 2008. There was no impact on cash flows from operations or net cash flows.

Operating Segments

Today, our business has three operating segments: (1) Merix Oregon, (2) Merix San Jose and (3) Merix Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. Each operating segment operates predominately in the same industry with production facilities that produce similar customized products for our global customers. However, over the last year, the Company has been analyzing its business and performance based upon North American and Asia markets and operating performance. This is due to our approach to offering our customers (most of which are North American based) a service offering that focuses on North American based services that enable the smooth transition to its lower cost Asian based business. As a result, we are assessing our operating segments and may, in future quarters, reduce the number of reportable segments to two. The chief decision maker for all of our operating segments is our Chief Executive Officer.

Markets and Customers

We have a broad customer base and our customers include leading OEMs in the electronics and automotive industries. Information regarding customers that accounted for 10% or more of our net sales was as follows:

	Thirteen Weeks Ended			Forty Weeks Ended March 1, 2008		Thirty-Nine Weeks Ended Feb. 24, 2007
	March 1, 2008		Feb. 24, 2007
Percentage of consolidated net sales represented by significant customer 1	11%		15%	11%		15%
Percentage of consolidated net sales represented by significant customer 2	*	(1)	13%	*	(1)	11%

(1)	Less than 10%.

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

Approximately 55% and 52%, respectively, of our OEM sales in the first three quarters of fiscal 2008 and 2007 were made to EMS providers. Although our contractual relationship is with the EMS provider, most of our shipments to EMS providers are directed by OEMs that negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several EMS providers and are awarded incremental discretionary orders directly from some of them. We expect these discretionary orders to increase in the future as we strengthen our direct relationships with these EMS providers.

Backlog

Backlog comprises purchase orders received and, in some instances, forecast requirements released for production under customer contracts. Backlog shippable within the next 90 days totaled $66.7 million and $56.2 million at March 1, 2008 and May 26, 2007, respectively.

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

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) March 1, 2008		Thirteen Weeks Ended(1) February 24, 2007
Net sales	$94,275	100.0%	$100,288	100.0%
Cost of sales	84,594	89.7	82,682	82.4

Gross margin	9,681	10.3	17,606	17.6
Engineering	2,094	2.2	1,911	1.9
Selling, general and administrative	9,930	10.5	10,617	10.6
Amortization of identifiable intangible assets	527	0.6	624	0.6
Severance	1,747	1.9	1,023	1.0
Impairment and restructuring charges	12,893	13.7	—	—

Operating income (loss)	(17,510)	(18.6)	3,431	3.4
Other income (expense), net	3,914	4.2	(1,073)	(1.1)

Income (loss) from continuing operations before income taxes and minority interests	(13,596)	(14.4)	2,358	2.4
Income tax expense (benefit)	(511)	(0.5)	367	0.4

Income (loss) from continuing operations before minority interests	$(13,085)	(13.9)%	$1,991	2.0%

	Forty Weeks Ended(1) March 1, 2008		Thirty-Nine Weeks Ended(1) February 24, 2007
Net sales	$291,083	100.0%	$306,924	100.0%
Cost of sales	257,200	88.4	251,137	81.8

Gross margin	33,883	11.6	55,787	18.2
Engineering	6,680	2.3	5,067	1.7
Selling, general and administrative	32,136	11.0	33,575	10.9
Amortization of identifiable intangible assets	1,785	0.6	2,147	0.7
Severance	2,854	1.0	1,023	0.3
Impairment and restructuring charges	13,007	4.5	—	—

Operating income (loss)	(22,579)	(7.8)	13,975	4.6
Other income (expense), net	1,719	0.6	(4,061)	(1.3)

Income (loss) from continuing operations before income taxes and minority interests	(20,860)	(7.2)	9,914	3.2
Income tax expense	445	0.2	1,315	0.4

Income (loss) from continuing operations before minority interests	$(21,305)	(7.3)%	$8,599	2.8%

(1)	Percentages may not add due to rounding.

Net sales decreased $6.0 million, or 6.0%, to $94.3 million, in the thirteen weeks ended March 1, 2008 (the third quarter of fiscal 2008) compared to $100.3 million in the thirteen weeks ended February 24, 2007 (the third quarter of fiscal 2007). Net sales decreased $15.8 million, or 5.2%, to $291.1 million in the forty week period ended March 1, 2008 compared to $306.9 million in the thirty-nine week period ended February 24, 2007.

The North American PCB industry is highly cyclical and has cycles that generally last between 12 and 24 months. Further, the variations between peak and trough demand often fluctuate by 20% to 25%, thus causing revenues to vary significantly depending on the market cycle. The decreases in net sales in the fiscal 2008 periods primarily reflect changes in the macro business cycles and, to a lesser extent, the impacts related to the then pending closure of the Wood Village facility. During the fiscal 2007 periods, market demand for PCBs was viewed by most industry analysts as being at or near the top of the last business cycle. In contrast, the fiscal 2008 periods’ overall PCB demand was much lower. Our Oregon and San Jose segments were affected most by the decrease in demand where demand for North American full lead time production has been lower. Partially offsetting the decrease in demand in North American production was an increase at our Asia segment, as described in more detail below.

Net Sales by Segment

Net sales by segment were as follows (in thousands):

	Thirteen Weeks Ended		Forty Weeks Ended March 1, 2008	Thirty-Nine Weeks Ended Feb. 24, 2007
	March 1, 2008	Feb. 24, 2007
Merix Oregon	$41,151	$53,680	$133,057	$163,805
Merix San Jose	7,485	9,715	24,650	27,383
Merix Asia	45,639	36,893	133,376	115,736

	$94,275	$100,288	$291,083	$306,924

Per Unit Information

Selected statistical information is summarized below. We define “unit” as the number of panels. Percentage increases (decreases) in unit volume and pricing were as follows:

	Thirteen Weeks Ended March 1, 2008 Compared to Thirteen Weeks Ended February 24, 2007	Forty Weeks Ended March 1, 2008 Compared to Thirty-Nine Weeks Ended February 24, 2007

Merix Oregon:
Unit volume	(15)%	(13)%
Average unit pricing	(10)%	(6)%

Merix San Jose:
Unit volume	(32)%	(15)%
Average unit pricing	14%	6%

Merix Asia:
Unit volume	10%	(2)%
Average unit pricing	13%	18%

Overall:
Unit volume	6%	(3)%
Average unit pricing	(12)%	(2)%

Merix Oregon

The decreases in net sales at Merix Oregon in the thirteen and forty week periods ended March 1, 2008 compared to the same periods of the prior fiscal year were primarily due to lower North American demand caused by the normal cyclicality that is inherent in the PCB industry. In addition, revenue in the thirteen week period ended March 1, 2008 was reduced due to lower capacity resulting from the pending closure of our Wood Village facility in the last month of that period. To a lesser extent, revenues declined from the comparable prior year periods due to North American production transitioning to either Merix Asia or to other lower-cost offshore competitors. The decreases in average unit pricing were due to a number of factors including aggressively working to grow our quick-turn business by accepting lower-priced, more competitive orders, effectively decreasing our unit selling prices as well as due to lower market demand for full lead time services. The decreases in average unit pricing were partially offset by growth in the sale of higher priced, higher technology high-density interconnect (“HDI”) and military panels. As more of our traditional Merix Oregon business has transitioned to Merix Asia or other Asian competitors, we intend to focus on increasing our quick-turn and military market sales. The U.S. government does not allow the sourcing of components used in the manufacture of defense-related equipment from facilities that are located outside of the U.S.

Merix San Jose

Net sales at Merix San Jose decreased in the thirteen and forty week periods ended March 1, 2008 compared to the same periods of the prior fiscal due primarily to market cyclicality. The effect of the market downturn was partially offset by increases in average unit pricing. The increases in average unit pricing were due primarily to our efforts to grow the volume of less than 10-day lead time products, which inherently carry a higher price premium compared to longer lead time work. We intend to continue to shorten average San Jose lead times to drive increased panel prices.

Merix Asia

The increases in net sales at Merix Asia in the thirteen and forty week periods ended March 1, 2008 compared to the same periods of the prior fiscal year were primarily due to a 13% and 18% increase, respectively, in the average unit price caused by a change in product mix as well as price increases on certain legacy products to improve the overall profitability of the book of business. In addition, the transition to Merix Asia of products previously manufactured at Merix Oregon contributed to the increases in net sales. The thirteen week period ended March 1, 2008 was also positively affected by a 10% increase in unit volume, which resulted primarily from a growth in business to traditional Merix Oregon customers of new part numbers as well as parts previously manufactured in Oregon. In the forty week period ended March 1, 2008, unit volume was down 2% due to the factors mentioned above being offset by targeted decreases of lower layer count parts, effectively reducing panel shipments, while increasing the average layer count, resulting in higher value, higher profit parts shipments.

During the second quarter of fiscal 2008, we closed the outer layer capabilities of our Hong Kong facility and shifted that work to our China facilities. We did not lose any significant business as a result of this shutdown. In addition, the forty week period ended March 1, 2008 benefited from one extra week of activity compared to the same period of the prior fiscal year.

Net Sales by End Market

The following tables show, for the periods indicated, the amount of net sales to each of our principal end-user markets and the percentage of the end-user market’s sales to our consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended
	March 1, 2008		February 24, 2007
Communications & Networking	$40,447	42.9%	$45,752	45.6%
Automotive	17,517	18.6%	16,490	16.5%
Computing & Peripherals	9,970	10.6%	14,326	14.3%
Industrial & Medical	8,371	8.9%	8,550	8.5%
Defense & Aerospace	6,533	6.9%	5,014	5.0%
Other	11,437	12.1%	10,156	10.1%

	$94,275	100.0%	$100,288	100.0%

	Forty Weeks Ended March 1, 2008		Thirty-Nine Weeks Ended February 24, 2007
Communications & Networking	$119,799	41.1%	$135,675	44.2%
Automotive	58,416	20.1%	54,662	17.8%
Computing & Peripherals	26,354	9.0%	44,467	14.5%
Industrial & Medical	28,431	9.8%	25,224	8.2%
Defense & Aerospace	18,826	6.5%	14,979	4.9%
Other	39,257	13.5%	31,917	10.4%

	$291,083	100.0%	$306,924	100.0%

The decreases in Communications & Networking in the thirteen and forty week periods ended March 1, 2008 compared to the same periods of the prior fiscal year were due primarily to the normal cyclicality of the North American market discussed above, the ultimate demand for our customers’ products, lower average selling prices, as well as the loss of certain North American business to Asian competitors. Our business plans anticipate regaining some of the lost business once our China factories increase their capacity and capabilities, which is anticipated in the first half of fiscal 2009.

The increases in Automotive in the fiscal 2008 periods compared to the same periods of the prior fiscal year were due primarily to management’s fiscal 2007 decision to disengage from certain unprofitable automotive programs and parts that reduced revenue in the fiscal 2007 periods. These unprofitable programs have since been replaced by additional automotive revenue that is more profitable.

The decreases in Computing & Peripherals during the fiscal 2008 periods compared to the same periods of fiscal 2007 were due to similar factors as discussed for the decreases in Communications & Networking, but were also impacted by management’s fiscal 2007 decision to disengage from certain unprofitable business that was being produced by Merix Asia, coupled with a temporary spike in demand from one customer in the first half of fiscal 2007 that has not since been repeated.

The increase in Industrial & Medical and Defense & Aerospace in the forty week period ended March 1, 2008 compared to the same period of the prior fiscal year, as well as the increase in Defense & Aerospace in the thirteen week period of fiscal 2008 compared to the same period of the prior fiscal year, were due primarily to our deliberate efforts to penetrate these markets to both diversify our customer base and grow revenue, as well as overall market growth in the Defense & Aerospace segment.

The increases in Other in the fiscal 2008 periods compared to the same periods of the prior fiscal year were primarily driven by the growth in sales to EMS customers in both Asia and North America.

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

Cost of sales increased $1.9 million, or 2.3%, to $84.6 million in the thirteen week period ended March 1, 2008 compared to $82.7 million in the thirteen week period ended February 24, 2007 and increased $6.1 million, or 2.4%, to $257.2 million in the forty week period ended March 1, 2008 compared to $251.1 million in the thirty-nine week period ended February 24, 2007. The increases were primarily due to the extra week reported in our first quarter of fiscal 2008, as well as higher per layer costs, somewhat offset by a reduction in volume processed in our North American factories.

Our gross margin by segment was as follows (in thousands):

	Thirteen Weeks Ended		Forty Weeks Ended March 1, 2008	Thirty-Nine Weeks Ended Feb. 24, 2007
	March 1, 2008	Feb. 24, 2007
Merix Oregon	$2,788	$11,334	$14,289	$39,286
Merix San Jose	1,530	2,967	5,096	8,066
Merix Asia	5,363	3,305	14,498	8,435

	$9,681	$17,606	$33,883	$55,787

Our gross margin as a percentage of net sales by segment was as follows:

	Thirteen Weeks Ended		Forty Weeks Ended March 1, 2008	Thirty-Nine Weeks Ended Feb. 24, 2007
	March 1, 2008	Feb. 24, 2007
Merix Oregon	6.8%	21.1%	10.7%	24.0%
Merix San Jose	20.4%	30.5%	20.7%	29.5%
Merix Asia	11.8%	9.0%	10.9%	7.3%
Overall	10.3%	17.6%	11.6%	18.2%

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

Merix San Jose

Our gross margins at Merix San Jose decreased primarily as a result of the decreases in the gross margin as a percentage of net sales, as well as decreased net sales. The decreases in the gross margin as a percentage of net sales were due primarily to lower demand impacting the factory utilization rates. During the early part of the first quarter of fiscal 2008, the facility underwent the implementation of a new enterprise resource planning (“ERP”) system that significantly changed processes, data availability and resource planning, among other things. As a result, there was a temporary adverse effect on the efficiency level of the facility, which also contributed to the decrease in profitability. The negative impact of the ERP implementation did not significantly impact the second or third quarters of fiscal 2008. The downturn in the business cycle discussed above also negatively affected both selling prices and gross margins at Merix San Jose in the fiscal 2008 periods.

Merix Asia

Our gross margins at Merix Asia increased primarily as a result of improvements in the product mix, as well as better factory utilization rates at the China-based facilities. In addition, we have been able to adjust our unit pricing in fiscal 2008 to reflect the increased copper pricing, which occurred during the first half of fiscal 2007. One of the primary strategies in acquiring Merix Asia was to eliminate lower-margin and unprofitable business while growing higher-margin, higher-technology business in Asia that was enabled by Merix North America business knowledge. This new business has been termed “synergy business.” Synergy business as a percentage of total Merix Asia sales has increased to 28.3% of revenue in the first three quarters of fiscal 2008 from 15.1% in the first three quarters of fiscal 2007. Synergy business represents sales of products that were not sold by Merix Asia prior to our acquisition and that are enabled by our North America sales force. We anticipate that synergy business will continue to grow as a percentage of Merix Asia’s total net sales, even with the closure of our Hong Kong facility. We estimate that approximately 25% of the synergy revenue was from products previously manufactured at our Oregon factories, with the remaining being incremental business from new or existing North American customers. We also expect to gain efficiencies in the remainder of fiscal 2008 related to the closing of the outer layer portion of our Hong Kong facility and the transfer of that work to our China facilities.

Engineering Costs

Engineering costs include indirect labor, materials and overhead to support customer design and manufacturing of products and for research and development of new products and or enhancements to existing products.

Engineering costs increased $0.2 million, or 9.6%, to $2.1 million in the thirteen week period ended March 1, 2008 compared to $1.9 million in the thirteen week period ended February 24, 2007 and increased $1.6 million, or 31.8%, to $6.7 million in the forty week period ended March 1, 2008 compared to $5.1 million in the thirty-nine week period ended February 24, 2007. The increases were due primarily to increases in headcount as we refilled positions that were left open from turnover in previous periods. In addition, the forty week period ended March 1, 2008 had one additional week of activity compared to the thirty-nine week period ended February 24, 2007.

Selling, General and Administrative Costs

Selling, general and administrative (“SG&A”) costs include indirect labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

SG&A costs decreased $0.7 million, or 6.5%, to $9.9 million in the thirteen week period ended March 1, 2008 compared to $10.6 million in the thirteen week period ended February 24, 2007 and decreased $1.5 million, or 4.3%, to $32.1 million in the forty week period ended March 1, 2008 compared to $33.6 million in the thirty-nine week period ended February 24, 2007. The decreases were primarily due to the restructuring efforts we completed early in the third quarter of fiscal 2008, as well as the reversal of $0.4 million of previously accrued bonuses.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets was $0.5 million and $1.8 million, respectively, in the thirteen and forty week periods ended March 1, 2008 compared to $0.6 million and $2.1 million, respectively, in the comparable periods of the prior fiscal year. Our identifiable intangible assets balance at March 1, 2008 was $9.4 million and current amortization is approximately $0.6 million per quarter.

Severance and Impairment and Restructuring Charges

Total severance and impairment and restructuring charges were as follows (in thousands):

	Thirteen Weeks Ended		Forty Weeks Ended March 1, 2008	Thirty-Nine Weeks Ended Feb. 24, 2007
	March 1, 2008	Feb. 24, 2007
Hong Kong plant closure	$180	$—	$1,173	$—
Asia asset impairment	92	—	206	—
Asia severance	85	—	199	—
Wood Village severance	1,117	—	1,117	—
Wood Village asset impairments	11,928	—	11,928	—
Forest Grove asset impairment	108	—	108	—
Increase to Wood Village asset retirement obligation	731	—	731	—
Cash severance related to termination of CEO	—	612	—	612
Stock-based severance related to termination of CEO	—	136	—	136
Costs related to hiring of new CEO	—	75	—	75
Other executive severance	365	200	365	200
Legal and other charges	34	—	34	—

	$14,640	$1,023	$15,861	$1,023

See also Note 17 of Notes to Consolidated Financial Statements.

Interest Expense

Interest expense decreased to $0.9 million and $3.1 million, respectively, in the thirteen and forty week periods ended March 1, 2008 compared to $1.3 million and $4.3 million, respectively, in the comparable periods of the prior fiscal year. The decreases were due primarily to the repayment of $16.1 million of debt in the first three quarters of fiscal 2007, as well as a $3.4 million reduction in our $11.0 million subordinated promissory note in connection with the reduction in the purchase price of Merix Asia in the second quarter of fiscal 2007. Also, in January 2008, we repaid $2.5 million on the subordinated promissory note and the remaining $5.1 million of outstanding principal was eliminated in exchange for us settling all past and any future claims against the note holder in relation to our Merix Asia acquisition. Our average borrowing rate was 4.16% in the first three quarters of fiscal 2008 compared to 4.42% in the first three quarters of fiscal 2007.

Gain on Settlement of Debt

Under the terms of the subordinated note payable related to the Merix Asia acquisition, a principal payment of approximately $2.1 million would ordinarily have been due December 1, 2007. However, we exercised our rights under the subordinated note to not make this payment due to Merix’ claims against the seller. On January 25, 2008, we settled these claims and made a payment of $2.5 million to settle all remaining obligations under the subordinated promissory note. The remaining balance of $5.1 million outstanding on the subordinated note payable, plus $53,000 of accrued interest, was eliminated in exchange for us releasing the seller from all past and any future claims relating to the Merix Asia acquisition. The $53,000 of accrued interest that was eliminated was included as a component of gain on settlement of debt on our statement of operations during the quarter ended March 1, 2008. We do not expect any of the other settlement terms to have a material impact on our results of operations or financial position.

Income Tax Expense

In the third quarter of fiscal 2008, we reversed $1.5 million of valuation allowance against certain Merix Asia deferred tax assets. This reversal is reflected on the balance sheet as a $1.5 million increase in deferred tax assets and a $0.5 million decrease to goodwill; and a decrease to tax expense of $1.0 million on the statement of operations.

Our effective income tax rate is negative 2.2% for the forty week period ended March 1, 2008 and differs from tax computed at the federal statutory rate primarily as a result of our mix of earnings in various tax jurisdictions, the diversity in income tax rates, and our continuous assessment of the realization of our deferred tax assets. The effective tax rate reflects current taxes expected to be paid in profitable jurisdictions and maintenance of valuation allowances in jurisdictions with cumulative losses or profitability risks. The thirteen week period ended March 1, 2008 included the current period reversal of valuation allowances previously established on certain Merix Asia deferred tax assets discussed above.

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

The results of operations for the Dongguan and Lomber facilities have been reclassified as discontinued operations for all periods presented up to the date of sale. Certain financial information related to discontinued operations was as follows (in thousands):

	Thirteen Weeks Ended Feb. 24, 2007	Thirty-Nine Weeks Ended Feb. 24, 2007

Revenue	$1,976	$7,443
(Impairment) reversal of impairment related to assets of discontinued operations	158	(1,099)
Pre-tax income (loss)	314	(760)

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of March 1, 2008 consisted of $10.4 million of cash and cash equivalents and $53.0 million available under our revolving bank credit agreement, described below. We expect our capital resources to be sufficient to fund our operations and known capital requirements for at least one year from March 1, 2008, although we may seek additional sources of funds.

We have a Loan and Security Agreement with a bank group (the “Loan Agreement”) under which the lenders currently provide a revolving line of credit of up to $55.0 million based on a borrowing base consisting primarily of our accounts receivable. This loan agreement expires in September 2010. The obligations under the Loan Agreement are secured by substantially all of our U.S. assets. The borrowings bear interest at (a) either the prime rate or LIBOR, plus (b) an additional margin based on certain performance criteria. As of March 1, 2008, approximately $53 million was available for future borrowings on the revolving line of credit. The Loan Agreement contains a number of restrictive covenants, all of which we were in compliance with as of March 1, 2008. Specifically, our ability to invest or loan additional funds to Merix Asia is limited, subject to certain conditions, to $25 million in the aggregate at any time. This limit may negatively affect Merix Asia and, in particular, our plans to expand the production capacity of our plant in Huiyang in the PRC. As of April 7, 2008, we had invested approximately $16.1 million against this limit.

In the first three quarters of fiscal 2008, cash and cash equivalents and short-term investments decreased $15.8 million to $10.4 million as of March 1, 2008 from $26.2 million as of May 26, 2007 primarily as a result of the use of $19.7 million for the purchase of property, plant and equipment, the use of $2.9 million for the repayment of long-term borrowings and capital leases and a $1.1 million distribution to a minority shareholder, offset by $7.1 million provided by operations (as described in more detail below), the net maturity of investments of $9.0 million and a $1.2 million decrease in due from affiliate.

Accounts receivable, net of allowances for bad debts, increased $2.1 million to $78.9 million as of March 1, 2008 from $76.8 million as of May 26, 2007. Our days sales outstanding, calculated on a quarterly basis, was 76 days at March 1, 2008 and 75 days at May 26, 2007.

Inventories, net of obsolescence and other reserves, increased $2.1 million to $27.3 million as of March 1, 2008 compared to $25.2 million as of May 26, 2007. The increase primarily was due to increased raw materials, work in process and consigned finished goods at Merix Asia as a result of positioning inventory to minimize the effect a decrease in our overall capacity related to the Chinese New Year holiday period that occurs in the fourth quarter of our fiscal year. Our annualized inventory turnover rate, calculated on a quarterly basis, was 12.4 times for the quarter ended March 1, 2008 and 12.5 times for the quarter ended May 26, 2007.

Other current assets increased $5.1 million to $11.9 million as of March 1, 2008 compared to $6.8 million as of May 26, 2007. This was primarily due to a $3.5 million increase in prepaid value added taxes in foreign jurisdictions due to the timing difference of receiving a tax refund from the PRC local government for taxes paid to PRC local vendors for the purchase of materials, a $0.7 million increase in prepaid employee benefits related to our Oregon facilities and a $0.3 million increase in prepaid property taxes on real estate for our U.S. facilities.

Accounts payable increased $11.1 million to $56.2 million as of March 1, 2008 compared to $45.1 million as of May 26, 2007. This was primarily due to increased focus on improving the management of working capital, including an effort to purchase products and services on more favorable payment terms from our vendors.

Other accrued liabilities increased $3.5 million to $11.4 million as of March 1, 2008 compared to $7.9 million as of May 26, 2007. This was primarily due to a $1.2 million increase in our net intercompany payable, a $0.8 million increase in interest payable due to the timing of payments on our 4% convertible debentures, the inclusion of our $1.5 million asset retirement obligation related to our Wood Village facility, which was previously included as a component of other long-term liabilities, and $0.3 million of customer deposits at March 1, 2008 compared to none at May 26, 2007. In April 2008, we entered into a sublease agreement for our Wood Village facility, which requires us to refurbish certain assets. Accordingly, the asset retirement obligation was reclassified to a current liability as of March 1, 2008.

Expenditures for property, plant and equipment of $19.7 million in the first three quarters of fiscal 2008 primarily consisted of expenditures for the expansion and improvement of the process technology at our China-based facilities, improvement of the process technology and increasing the process speed of our North American facility and the continuing implementation of a company-wide ERP system. We estimate our total capital expenditures in fiscal 2008 to be approximately $25 to $30 million. A significant portion of this spending is related to a project for expanding both the capacity and the technological capabilities of our Huiyang, China-based factory. We anticipate that this investment will allow us to expand margins and profitably grow our revenues in this region and accelerate Merix Asia’s technological capabilities to better support our customers’ needs.

Other long-term liabilities decreased $1.0 million to $0.8 million as of March 1, 2008 compared to $1.8 million as of May 26, 2007. This was primarily due to the transfer of our asset retirement obligation related to our Wood Village facility to other accrued liabilities as discussed above, which totaled $1.1 million as of May 26, 2007.

Recently Issued Accounting Pronouncements

See Note 20 of Notes to Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 1, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

After considering the errors that were detected by our internal control testing and as part of our closing process related to the reporting of the quarterly results for the third quarter of fiscal 2008, management concluded that a material weakness existed in our internal control as of March 1, 2008. Specifically, we did not maintain adequate controls over the reconciliation of inter-company accounts and certain work in process inventories.

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

Remediation Steps to Address Material Weaknesses

The material weaknesses noted above have not been remediated as of the end of third quarter of fiscal 2008.

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

We are in the process of remediating the material weakness related to the reconciliation of inter-company accounts and certain work in process inventories. Among other controls we have initiated is a change in the process and documentation required to complete an account reconciliation. In addition, we are including historical account trend and activity information to assist both the preparer and reviewer in analyzing the reasonableness of the account balance in relation to prior periods. We are also initiating a more robust monthly account balance review process to be led by senior finance and accounting management.

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

The electronics industry is characterized by intense competition, rapid technological change, relatively short product life-cycles and pricing and margin pressures. These factors adversely affect our customers and we suffer similar effects. Our customers are primarily high-technology equipment manufacturers in the Communications and Networking, Computing and Peripherals, Industrial and Medical, Defense and Aerospace and Automotive markets of the electronics industry. Due to the uncertainty in the markets served by most of our customers, we cannot accurately predict our future financial results or accurately anticipate future orders. At any time, our customers can discontinue or modify products containing components manufactured by us, adjust the timing of orders and shipments or affect our mix of consolidated net sales generated from quick-turn services and premium revenues versus standard lead time production, any of which could have a material adverse effect on our results of operations.

Lower sales may cause gross profits and operating results to decrease because many of our operating costs are fixed.

A significant portion of our factory costs of sales and operating expenses are relatively fixed in nature, and planned expenditures are based in part on anticipated orders. If we do not receive orders as anticipated or if revenue is reduced by reductions in the proportion of our quick-turn services and premium business, our operating results will be adversely affected. Revenue shortfalls have historically resulted in an underutilization of our installed capacity and, together with adverse pricing, have decreased our gross profits. Future decreases in demand or pricing will likely decrease our gross profits and have a material adverse impact on our results of operations.

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

Other considerations that affect our ability to compete include providing manufacturing services that are competitively priced, providing continually evolving technical capabilities, having competitive lead times and meeting specified delivery dates. Currently, most of our North American operations have lead times that extend well beyond what is generally competitive in the market. Also, our on time delivery has been adversely affected in recent months by the impact of the Wood Village closure. The lead times at our Forest Grove facility have been increased to between 10 to 14 weeks. These lead times are believed to be uncompetitive in the North American market and could lead to lost orders or lower customer demand in future quarters.

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

Acquisitions may be costly and difficult to integrate, may divert and dilute management resources and may dilute shareholder value. Recently, we announced our intention to accelerate the expansion of both production capability and capacity at our China-based factories. This expansion, coupled with the phased closure of our Hong Kong-based facility scheduled to be completed by the fourth quarter of fiscal 2008, will further increase the risk of integration of Merix Asia. There is no guarantee that the expansion and closure will be completed as planned.

As part of our business strategy, we have made and may continue to make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or production capacity or that may otherwise offer growth opportunities. In connection with our San Jose and Asian acquisitions, we have experienced, and in any future acquisitions or investments, we could experience:

•	problems integrating the purchased operations, technologies or products;

•	failure to achieve potential sales, materials costs and other synergies;

•	unanticipated expenses and working capital requirements;

•	diversion of management’s attention and loss of key employees;

•	further charges and asset impairments related to the acquisitions;

•	fewer resources for our legacy businesses as they are being redirected to the acquired entities to integrate their business processes; and

•	problems completing anticipated technology transfers to our Asian operations.

In addition, in connection with any future acquisitions or investments, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	incur debt and assume liabilities that could impair our liquidity;

•	incur amortization expenses related to intangible assets;

•	uncover previous unknown liabilities; or

•	incur large and immediate write-offs that would reduce net income.

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

We recently announced our intentions to significantly expand the Huiyang, China-based facility and any other future capacity expansion with respect to our facilities will expose us to significant start-up risks including:

•	delays in receiving and installing required manufacturing equipment;

•	inability to retain management personnel and skilled employees, or labor shortages in general;

•	difficulties scaling up production, including producing products at competitive costs and yields, at our expanded facilities;

•	challenges in coordinating management of operations and order fulfillment between our U.S. and Asian facilities;

•	a need to improve and expand our management information systems and financial controls to accommodate our expanded operations;

•	additional unanticipated costs;

•	shortfalls in production volumes as a result of unanticipated start-up or expansion delays that could prevent us from meeting our customers’ delivery schedules or production needs; and

•	our Forwarding Looking Statements depend upon a number of assumptions and include our ability to execute tactical changes that may adversely impact both short-term and long-term financial performance.

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

Our restructuring efforts, capacity build out and technological changes will require significant capital investment and coud adversely impact our liquidity.

We are currently undergoing a major expansion at our Huiyang, China based facility and are improving our technological capabilities through the addition of new capital in both our North American and China based facilities. This expansion, and other capital requirements, will require $25 million to $30 million of capital expenditures in fiscal 2008 and additional spending in 2009. We anticipate funding this expansion from operations, existing cash and cash equivalents and bank credit facilities. Currently, we are not profitable and, if financial performance deteriorates further, we may have to significantly reduce capital spending that could impair our ability to successfully restructure our business and compete effectively. Further, our bank credit facilities provide credit based upon a number of covenants, which we are currently in compliance with. However, business conditions or our execution on a number of critical initiatives to support the capacity and technology expansion efforts could impair our ability to access these facilities.

Power supply shortages in certain areas of southern China have caused the government to impose a power supply rationing program and additional or extended power supply rationings could adversely affect our China operations.

In recent months, certain areas of Southern China have been facing power supply constraints, which resulted from extreme winter weather in the area. In order to deal with the power constraints, the Southern China Province Government has initiated a power supply rationing plan. This rationing program affects our Huizhou and Huiyang facilities, whereby the facilities receive six days of full power for operations and then one day of power rationing lasting from 7:00 a.m. to 11:00 p.m. every Monday. In order to minimize the effect on our operations, we realigned our routine equipment maintenance program to coincide with the one day of power rationing. The power rationing is scheduled to be in effect through May 2008. There may be further restrictions regarding power and other key services that may impair our ability to compete effectively as well as adversely affect revenues and production costs. Any additional or extended power supply rationing could adversely affect our China operations.

China mandated shutdowns could impact our supply chain and have a material adverse effect on our China operations.

China recently announced a 9-week shutdown, beginning July, 2008, of all polluting factories within a 200 kilometer radius from Beijing to clear the smog during the Olympic and Paralympics Games that begin on July 17th and run through September 20th. The shutdown covers Beijing, Tianjin, Hebei, Shanxi, Inner Mongolia and Shandong provinces. The Chinese government may expand the radius in the future if the air quality does not improve sufficiently prior to the Olympic Games. Also, there could be a suspension of material transportation, and curtailment of power plant operation to further improve air quality. We do not own facilities within the shut-down area; however, the shutdown could impact the purchase of production materials and power from our suppliers located within these areas, which could cause production delays and adversely impact our results of operations. There could be other unintended consequences that cannot be currently anticipated.

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

Merix has a bank credit agreement covenant that limits the incremental investment into Merix Asia to $25 million. As of April 7, 2008, we had advanced Merix Asia approximately $16.1 million against the incremental investment limit. If our Asian operations at any time require an amount of cash greater than our available capital resources, or than is permitted to be advanced under applicable credit agreements, or otherwise, there is risk that we will not be able to fund our Asian operations and the growth plans in Asia.

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

We do not currently have options to renew our leased manufacturing facility in the PRC and failure to renew such lease could adversely affect our ability to realize the anticipated benefits of the Asian acquisition.

Our Huizhou manufacturing facility is leased from a Chinese company under an operating lease that expires in 2010 and does not contain a lease renewal option. Although the landlord also has a minority interest in our subsidiary that operates the facility, this minority interest holder may not renew our lease. Failure to maintain good relations with this investor could materially adversely affect our ability to negotiate the renewal of our operating lease or to continue to operate the plant. Although we have renewed this lease, failure to successfully renew such lease in the future could materially adversely affect our ability to realize the anticipated benefits of the Asian acquisition. In addition, the lease renewal allows early termination by either party, so failure to maintain good relations with this investor could materially impact our continued leasehold of the facility. Further, zoning and changes in laws in China could impair the ability of the landlord to extend or renew the lease.

New labor laws in the PRC may adversely affect our results of operations.

As of April 7, 2008, we had approximately 2,260 employees in the PRC. In July, 2007 the PRC government enacted a new labor law that became effective on January 1, 2008 that significantly impacts the cost of a company’s decision to reduce its workforce. Further, the law requires certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce in the PRC, the new labor law could adversely affect our ability to enact such changes in a manner that is most advantageous to our circumstances or in a timely and cost effective manner.

We may detect additional material weaknesses or significant deficiencies or may not be able to remediate the material weaknesses in our internal control over financial reporting, which may adversely affect investor confidence in us and our stock price.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. In connection with management’s assessments of our internal control over financial reporting, we identified the following material weakness in our internal control over financial reporting:

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

•

After considering the errors that were detected by our internal control testing and as part of our closing process related to the reporting of the quarterly results for the third quarter of fiscal 2008, management concluded that a material weakness existed in our internal control as of March 1, 2008. Specifically, we did not maintain adequate controls over the reconciliation of inter-company accounts and certain work in process inventories.

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

Historically, we have derived a significant portion of our consolidated net sales from a limited number of customers. Our five largest OEM customers, which vary from period to period, comprised 35% and 37% of our consolidated net sales during the first three quarters of fiscal 2008 and in all of fiscal 2007, respectively. Net sales to one customer represented 11% of consolidated net sales during the first three quarters of fiscal 2008. Net sales to two customers individually represented 15% and 11% of consolidated net sales during fiscal 2007. We expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our consolidated net sales and have a material adverse effect on our results of operations and financial condition.

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

In total, five entities represented approximately 54% of the consolidated net trade accounts receivable balance at March 1, 2008, individually ranging from approximately 5% to approximately 18%. Our OEM customers direct our sales to a relatively limited number of electronic manufacturing service providers. Our contractual relationship is typically with the electronic manufacturing service providers, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to electronic manufacturing service providers, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our financial condition and results of operations would be adversely affected.

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

We generally do not have long-term purchase commitments from our customers, and, consequently, our consolidated net sales are subject to short-term variability in demand by our customers. Customers generally have no obligation to order from us and may cancel, reduce or delay orders for a variety of reasons. The level and timing of orders placed by our customers vary due to:

•	fluctuation in demand for our customers’ products;

•	changes in customers’ manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of printed circuit board manufacturers used;

•	customers’ inventory management;

•	our own operational performance, such as missed delivery dates and repeated rescheduling; and

•	changes in new product introductions.

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

Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. However, the government of the PRC may not continue to pursue such policies. Despite progress in developing its legal system, the PRC does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. For example, the PRC recently passed a unified enterprise income tax law, which changes and increases the income tax on foreign-owned facilities. The PRC also recently enacted new labor laws that became effective January 1, 2008 that make it more difficult and expensive for companies to make changes in their workforce. In addition, some government policies and rules are not timely published or communicated in local districts, if they are published at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. These uncertainties could limit the legal protections available to us. Any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

Our failure to comply with environmental laws could adversely affect our business.

Our operations are regulated under a number of federal, state and municipal environmental and safety laws and regulations including laws in the PRC that govern, among other things, the discharge of hazardous and other materials into the air and water, as well as the handling, storage, labeling, and disposal of such materials. When violations of environmental laws occur, we can be held liable for damages, penalties and costs of investigation and remedial actions. Violations of environmental laws and regulations may occur as a result of our failure to have necessary permits, human error, equipment failure or other causes. Moreover, in connection with our acquisitions in San Jose, California and in Asia, we may be liable for any violations of environmental and safety laws at those facilities by prior owners. If we violate environmental laws, we may be held liable for damages and the costs of investigations and remedial actions and may be subject to fines and penalties, and revocation of permits necessary to conduct our business. Any permit revocations could require us to cease or limit production at one or more of our facilities, and harm our business, results of operations and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend. Our failure to comply with applicable environmental laws and regulations could limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations. In the future, environmental laws may become more stringent, imposing greater compliance costs and increasing risks and penalties associated with violations. We operate in environmentally sensitive locations and we are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, permitting requirements and material storage, handling or disposal might require a high level of unplanned capital investment, operating expenses or, depending on the severity of the impact of the foregoing factors, costly plant relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may harm our business, results of operations and financial condition.

We are potentially liable for contamination at our current and former facilities as well as at sites where we have arranged for the disposal of hazardous wastes, if such sites become contaminated. These liabilities could include investigation and remediation activities. It is possible that remediation of these sites could adversely affect our business and operating results in the future.

Our Chinese manufacturing operations subject us to a number of risks we have not faced in the past.

A substantial portion of our current manufacturing operations is located in the PRC. The geographical distances between these facilities and our U.S. headquarters create a number of logistical and communications challenges. We are also subject to a highly competitive market for labor in the PRC, which may require us to increase employee wages and benefits to attract and retain employees and spend significant resources to train new employees due to high employee turnover, either of which could cause our labor costs to exceed our expectations.

In addition, because of the location of these facilities, we could be affected by economic and political instability in the PRC, including:

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

We manufacture highly complex products to our customers’ specifications. These products may contain manufacturing errors or failures despite our quality control and quality assurance efforts. Further, our technology expansion efforts increase the risk related to unanticipated yield issues, as well as to uncertainties related to future warranty claims. Defects in the products we manufacture, whether caused by a design, manufacturing or materials failure or error, may result in delayed shipments, increased warranty costs, customer dissatisfaction, or a reduction in or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers’ businesses, errors, defects or other performance problems could result in financial or other damages to our customers beyond the cost of the printed circuit board, for which we may be liable in some cases. Although we generally attempt to sell our products on terms designed to limit our exposure to warranty, product liability and related claims, in certain cases, the terms of our agreements allocate to Merix substantial exposure for product defects. In addition, even if we can contractually limit our exposure, existing or future laws or unfavorable judicial decisions could negate these limitations of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend. Although we maintain a warranty reserve, this reserve may not be sufficient to cover our warranty or other expenses that could arise as a result of defects in our products.

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

Just prior to the filing date of this Form 10-Q, we became aware of a warranty issue at Merix Asia with an estimated cost of $0.5 million to $2.2 million. Based on information currently available, we estimated the cost associated with this warranty issue was $0.5 million at March 1, 2008 and, accordingly, included this amount within our statement of operations for both the thirteen and forty week periods ended March 1, 2008.

As we commence our work to implement a new enterprise resource planning (“ERP”) system, unexpected problems and delays could occur and could cause disruption to the management of our business and significantly increase costs.

We are currently using multiple ERP and other information systems. We began the initial design and implementation for a single world-wide ERP system during fiscal 2007. We expect the new ERP system will become integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. Our work to plan, develop and implement this new ERP system continues in fiscal 2008 as an active project. These systems are new to us and we have not had extensive experience with them. The new ERP system could eventually become more costly, difficult and time-consuming to purchase and implement than we currently anticipate. Implementation of the new ERP system may require us to change certain internal business practices and training may be inadequate. We may encounter unexpected difficulties, delays, internal control issues, costs, unanticipated adverse effects or other challenges, any of which may disrupt our business. Corrections and improvements may be required as we continue the implementation of our new system, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. Any delay in the implementation of, or disruption in the transition to our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, compete effectively and report financial and management information on a timely and accurate basis. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and impact our ability to manage our business and our results of operations.

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

We recorded impairment charges against certain assets in fiscal 2007 and we recorded restructuring and impairment charges in the third quarter of fiscal 2008 for the closure of our Wood Village, Oregon manufacturing facility and other restructuring actions. As our strategy evolves and due to the cyclicality of our business, rapid technological change and the migration of business to Asia, we might conclude in the future that some of our manufacturing facilities are surplus to our needs or will not generate sufficient future cash flows to cover the net book value and, thus, we may be required to record an impairment charge. Such an impairment charge would adversely affect our results of operations and financial condition.

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

We may, in the future, sell additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to raise capital. We may also issue additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to finance future acquisitions. Further, a substantial number of shares of our common stock are reserved for issuance pursuant to stock options. As of March 1, 2008, we had 3,510,492 outstanding options, each to purchase one share of our common stock, issued to employees, officers and directors under our equity incentive plans. The options have exercise prices ranging from $2.04 per share to $67.06 per share. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options was exercised and the stock issued was immediately sold into the public market. Further, the exercise of these options could have a dilutive impact on other shareholders by decreasing their ownership percentage of our outstanding common stock. If we attempt to raise additional capital through the issuance of equity or convertible debt securities, the terms upon which we will be able to obtain additional equity capital, if at all, may be negatively affected since the holders of outstanding options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such options.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the third quarter of fiscal 2008:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
December 2, 2007 to January 5, 2008	1,034	$4.96	—	—
January 6, 2008 to February 2, 2008	—	—	—	—
February 3, 2008 to March 1, 2008	993	2.76	—	—

Total	2,027	3.88	—	—

Purchases during the third quarter of fiscal 2008 represented shares purchased by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our equity-based compensation plans. The shares are purchased from employees and the proceeds are remitted to pay the employees’ withholding taxes due at the time the employees’ restricted stock awards vest.

Item 5.	Other Information.

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 2.02—Results of Operations and Financial Condition.”

On April 9, 2008, we issued a news release announcing our results of operations for the third quarter ended March 1, 2008. We reported a loss from continuing operations of $12.5 million, or $0.59 per diluted share, based on net sales of $94.3 million and cost of sales of $83.8 million for the third quarter of fiscal 2008.

As part of our closing procedures for the first month of our fourth quarter of fiscal 2008, management discovered that our Oregon inventory levels were overstated. We further determined that the balances for the third quarter of fiscal 2008 were also in error by $0.8 million. As a result of correcting this error, our cost of sales for the thirteen and forty week periods ended March 1, 2008 increased by $0.8 million, gross margin decreased by $0.8 million and operating loss, loss from continuing operations and net loss for both the thirteen and forty week periods ended March 1, 2008 each increased by $0.8 million. Also, the diluted net loss per share for both the thirteen and forty week periods ended March 1, 2008 increased by $0.04 per share. Comparable changes were required to reduce inventories, current assets and total assets in the balance sheet at March 1, 2008 and to adjust the statement of cash flows for the forty week period ended March 1, 2008. There was no impact on cash flows from operations or net cash flows. The financial statements contained in this quarterly report on Form 10-Q reflect the adjustments made to correct the error.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1	Press release dated April 9, 2008 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed April 9, 2008).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIX CORPORATION

Dated: April 14, 2008	/s/ MICHAEL D. BURGER
Michael D. Burger Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ KELLY E. LANG
Kelly E. Lang Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ALLEN L. MUHICH
Allen Muhich Vice President, Finance (Principal Accounting Officer)