Form 10-K
period 2008-05-31
MERIX CORP
filed 2008-08-07
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: May 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-33752

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($5.86) as reported by The NASDAQ Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 1, 2007), was $114,051,797. This calculation excludes approximately 1.6 million shares held by directors and executive officers of the Registrant.

The number of shares outstanding of the registrant’s Common Stock as of August 1, 2008 was 21,242,899 shares.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

MERIX CORPORATION

2008 FORM 10-K ANNUAL REPORT

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

Business Overview

Merix Corporation, an Oregon corporation, was formed in March 1994. We are a leading global manufacturing service provider of technologically advanced printed circuit boards (PCBs) for original equipment manufacturer (OEM) customers and their electronic manufacturing service (EMS) providers. Our principal products are complex multi-layer rigid PCBs, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The market segments we serve are primarily in commercial equipment for the communications and networking, computing and peripherals, test, industrial and medical, defense and aerospace and automotive markets. Our markets are generally characterized by rapid technological change, high levels of complexity and short product life cycles, as new and technologically superior electronic equipment is continually being developed.

Electronic equipment progresses through a product life cycle with stages that require differing manufacturing capabilities. In the design phase, the customer requires very compressed lead times to shorten their product’s time to market. Ramping to volume, the customer requires flexibility to adjust for minor design changes and high quality production and as the product matures the customer requires high quality, reliable, low cost manufacturing. Due in part to the fragmented nature of the PCB industry, historically electronics manufacturers procured PCBs from multiple vendors in various geographies to meet the requirements of a product’s life cycle. Each PCB vendor transition introduces incremental time, cost and risk. Today, our strategy is to offer global PCB manufacturing to our customers with quick-turn and volume high-technology production in the United States as well as lower-cost production solutions in Asia. This capability is the foundation of our unique value proposition that provides a seamless interface for our customers as their products transition throughout the life cycles which enables customers to minimize risk and cost and achieve reduced time to market.

We fulfill our value proposition by leveraging the following manufacturing facilities:

•	Merix Oregon – our Oregon manufacturing facility provides quality quick turn and volume manufacturing services for mid- to high-technology PCBs.

•	Merix San Jose – our San Jose manufacturing facility is ideally located to provide quick turn manufacturing services for design and prototype applications of low- to high-technology PCBs.

•

Merix Asia – our Asian manufacturing facilities give us access to the growing lower-cost Asian manufacturing environments. We have two facilities located in the People’s Republic of China (China, or the PRC). Our factory in Huizhou provides high quality lower technology PCBs primarily to our automotive customers, while our Huiyang facility is targeted at and moving toward mid- to high-technology production and is becoming more closely aligned with our capabilities in the United States.

In order to more closely align our manufacturing facilities with our strategic objectives, we undertook certain restructuring and capital investment programs during fiscal 2008. We began the expansion of our Huiyang facility which, when complete, will significantly increase our technological capabilities to better match the technology requirements of our global customer base. The expansion of the Huiyang facility was done in conjunction with the phased closure of our Hong Kong facility. When the Huiyang expansion is complete we will more than double our inner-layer production capacity in China.

We also closed our inner-layer manufacturing facility located in Wood Village, Oregon and transitioned our production from this facility to our manufacturing facility located in Forest Grove, Oregon. As a result of these actions, overall Oregon inner layer production capacity was reduced by approximately 40% and panel capacity was reduced by approximately 20%. The decision to close the facility was brought about by continued margin erosion resulting from a number of factors, including the continued migration of traditional Merix business to Merix Asia and Asia-based competitors and the cyclicality that is part of the PCB industry, both of which sub-optimized the production capacity of our North American factory base. The closure of the Wood Village facility and related actions resulted in the elimination of approximately 180 positions.

Products and Services

We provide manufacturing services for complex multi-layer PCBs, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. Our objective is to enable our customers within defined markets to produce high quality and technologically advanced products throughout the life cycle of their products, from product conception (design and new product introduction) through volume production (ramping production through maturity). The products and services we provide include:

Design and engineering assistance

We provide design and engineering assistance in the early stages of product development to ensure that mechanical and electrical elements are integrated to achieve a high-quality and cost-effective product for our customers. Specifically, we provide customers with design-specific guidance on material selection, fabrication options, impedance modeling, thermal management, signal integrity, and design rule flexibility. We believe this collaborative process helps our customers improve the systems they are designing, reduce manufacturing costs and increase manufacturing yields and the quality of finished PCBs. We also believe this speeds the transition from development of the prototype design to volume manufacturing and facilitates the timely delivery of high quality products. In addition, by working closely with our customers throughout the design and manufacturing process, we gain insight into their product plans and production requirements, which enables us to more effectively provide future manufacturing services.

Quick-turn and premium services revenues

We can rapidly manufacture custom PCBs, allowing our customers to more quickly develop and market sophisticated electronic products. We provide quick-turn services for prototype manufacturing with lead times of 24 hours to 10 days and manufacture pre-production quantities with lead times of 10 to 20 days. We also offer compressed lead time volume orders. We generally receive a premium over our standard volume pricing for each of these services. Consolidated net sales of quick-turn and premium services revenues comprised approximately 22%, 26% and 30% of consolidated net sales during fiscal 2008, 2007 and 2006, respectively. The amount of quick-turn and premium services revenue varies significantly throughout the year and the business cycle and is often dependent on available capacity within our own factories and at competitor facilities. The decline in quick-turn and premium services over the last three years is principally driven by the combination of the industry’s business cycle combined with constrained capacity at Merix Oregon during the latter half of fiscal 2008. A strategic objective for Merix is to grow the total amount of quick-turn revenue and, over time, increase the mix of quick-turn services within our North American business. We anticipate that we will eventually offer quick-turn services in Asia as well.

Volume production

Volume production of PCBs generally begins when PCBs move from quick-turn production to full-scale commercial production and is characterized by standard lead times of four to eight weeks, depending on business cycles. At this stage of production, quality, on-time delivery, process capability and price are the factors most important to our customers.

Today, our Asian facilities provide a lower cost, high volume manufacturing capability for generally lower technology products to a global customer base. To enable an improved seamless transition of similar technology products from our Oregon and San Jose facilities to our Asian facilities, we have commenced an expansion and upgrade of technological capabilities in our Huiyang facility expansion. When complete, the expansion will enable the manufacture of high-technology products in excess of 20 layers with an average of 12 to 14 layers, which is more closely aligned with our North American capabilities. Previously, production in this facility averaged approximately 6 layers.

Advanced technologies

Our engineering capability has enabled our Oregon facility to produce commercial volumes of technologically sophisticated PCBs of up to 40 layers, utilizing high performance materials and leading edge fabrication techniques in order to meet accelerated time-to-market and time-to-volume requirements of our customers.

Both our North American and Asian facilities have expertise in advanced manufacturing techniques for products utilizing high performance materials and offer specialty products, including:

•

RF/Microwave application products. We manufacture printed circuit boards using a variety of advanced insulating materials, primarily for RF/Microwave applications in the wireless infrastructure market. Although typically included in PCBs with lower layer counts, these advanced materials offer electrical, thermal and long-term reliability advantages over conventional materials. They are, however, more difficult to process through manufacturing.

•

Thermal management solutions. We offer solutions to help our customers manage heat in high performance applications, such as RF/Microwave, and address thermal and signal integrity requirements in high-power wireless products. Our manufacturing facilities support the integration of metal heat sinks with PCBs as well as other processes for managing thermal issues.

Industry Overview

Today the global PCB market is estimated at $45 to $50 billion and comprises various types of PCB production, including flexible circuits or rigid PCBs based on composite materials or copper laminate, which is currently produced by Merix. Industry analysts have reported estimated growth of the rigid PCB market in a range of approximately 5% – 10% per annum from 2005 through 2007, with current predictions for growth of approximately 5% per annum through 2012. The global PCB market is highly fragmented and the largest PCB manufacturer has less than 5% market share.

PCBs consist of patterns of electrical circuitry etched from copper that have been laminated on a board of insulating material. A finished multi-layer PCB consists of a number of layers of circuitry laminated together using intense heat and pressure under vacuum. There are two primary stages in a PCB’s production: the first is production of the inner layers that provide the connectivity within the PCB; and the second is production of the two outer layers that wrap the PCB to complete the final product. The electrical circuitry on the PCB connects components, such as microprocessors, that are essential to the operation of electronic products and systems.

PCBs are used in virtually all electronic equipment from consumer products, such as personal computers, cellular telephones, automobiles and televisions, to high-end commercial electronic equipment, such as data communication routers and switches, computer workstations and network servers, as well as in many medical and industrial applications. PCBs used in many consumer electronic products typically have lower layer counts, lower performance materials and require less manufacturing capability than PCBs used in high-end commercial equipment. High-end commercial equipment manufacturers require more complex multi-layer PCBs, often constructed with advanced specialty materials. Manufacturing PCBs for these high-end products requires substantial investment in advanced production facilities and process technology as well as engineering and manufacturing expertise.

We believe the following are significant trends within the PCB manufacturing industry:

Increasing complexity of electronic equipment

OEMs are continually designing more complex and higher-performance electronic equipment, which requires sophisticated PCBs that accommodate higher speeds and frequencies and increased component densities and operating temperatures. The increasing complexity and density of electronic equipment continues to drive technological advancements in PCBs and requires manufacturers of these PCBs to continually invest in technology and advanced manufacturing processes. In the past several years there has been increasing demand for higher density and smaller PCBs to enable smaller, lighter mobile electronics. Manufacturing these products often requires investment in high technology machinery such laser microvia drilling tools and increases the inherent manufacturing cycle time.

Increased customer demand for quick-turn services and integrated solutions

We believe OEMs are increasingly looking to high-end PCB manufacturers that can offer engineering support in the design phase, quick turns of prototypes and manufacturing scalability throughout the product life cycle. In order to increase the efficiency of their electronic supply chains, many OEMs are also working with a smaller number of technically qualified suppliers that have sophisticated manufacturing expertise and are able to offer a broad range of PCB products and services in varying geographies. Over the last few years, OEMs have increased their desire for production of higher technology production in lower-cost areas of the world, including Asia. Also, rapid advances in technology have significantly shortened product life cycles and placed increased pressure on OEMs to develop new products in shorter periods of time. In response to these pressures, OEMs have increased their demand for engineering support in the design phase of their products and quick-turn service production of small unit volumes of PCBs in the prototype development stage. Historically, countries in North America and Western Europe were the primary source of higher technology boards. Although advanced technology manufacturing services often remain in these regions, we have seen improved capabilities in lower-cost areas of the world, including Asia.

Expanding markets

The global demand for wireless communication products and the expansion of data networking infrastructure, including those supporting products such as voice-over IP (VOIP) and network security, are increasingly driving the demand for more complex multi-layer PCBs. We believe that increased demand in these markets will result in technological changes, demanding a wider variety of electronic products, greater bandwidth and increasingly powerful electronic components.

Increased production of printed circuit boards in Asia

As mentioned above, OEMs have increased their desire for lower-cost sources of production. In recent years, Asian manufacturers of PCBs have increased their production and market share of less sophisticated, lower layer count PCBs used in high-volume consumer electronics applications, such as personal computers and cell phones, as well as in high-volume automotive applications. We believe that the technological expertise and process know-how to manufacture complex multi-layered PCBs and the resource commitments to maintain state-of-the-art capabilities have tended to serve as barriers to entry into the high-end segments of the PCB industry. However, this trend is changing and Asian manufacturers have improved their technological capabilities for more advanced, high-volume consumer products. We have experienced increasing competition from Asian PCB companies and expect that trend to continue as electronic manufacturing service providers increase high-end commercial electronic equipment assembly and manufacturing in Asia to capitalize on lower-cost labor. However, many independent industry observers believe that certain advanced technologies and certain sensitive applications (e.g. military and aerospace) will continue to be mandated to be manufactured in traditional markets like the U.S. Further, it is believed that quick-turn services will continue to grow in the U.S. and Western Europe as new product design and engineering is anticipated to remain principally in these markets.

Customers and Markets

Our customers include leading OEMs in the communications and networking, computing and peripherals, test, industrial and medical electronics, defense and aerospace and automotive industries. Our five largest OEM customers, which vary from year to year, accounted for a total of 36%, 37%, and 41% of our consolidated net sales during fiscal 2008, 2007 and 2006, respectively. We are seeking to reduce the concentration of our significant customers as a result of growth in net sales to a more diverse customer base for Merix Asia. However, we expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future.

Two of our largest customers, Cisco and Motorola, accounted for 11% and 10%, respectively, of our net sales in fiscal 2008. No other customer accounted for 10% or more of our net sales in fiscal 2008.

Sales attributed to OEMs include sales made through EMS providers. In fiscal 2008, 2007 and 2006, approximately 55%, 51% and 53%, respectively, of consolidated net sales were made through EMS providers. Although our contractual relationship is with the EMS providers, most of our shipments to EMS providers are directed by OEMs that negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several EMS providers and are awarded incremental discretionary orders directly from some of them. We expect these discretionary orders to increase in the future as we strengthen our direct relationships with these EMS providers.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Operations” for information regarding net sales by segment and net sales to each of our principal end-user markets.

Geographic Information

In fiscal 2008, 2007 and 2006, net sales to customers outside the United States totaled 36%, 37% and 41% of net sales, respectively.

Long-lived assets by geographic location were as follows at May 31, 2008, May 26, 2007 and May 27, 2006 (in thousands):

	2008	2007	2006
United States	$79,172	$93,867	$112,697
People’s Republic of China (including Hong Kong)	71,244	56,409	126,187

	$150,416	$150,276	$238,884

See Note 19 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for information regarding total assets by segment.

Sales and Marketing

We market our services and products through a field-based direct sales force, field application engineers, manufacturers’ representative firms and internal sales personnel in North America, Europe and Asia. We employ field application engineers in regions across North America, Europe and Asia that serve as the technical interface between us and our customers’ design engineering teams. Our field application engineers provide technical design assistance including information and modeling data to help ensure that the customers’ final PCB design meets the customers’ electrical performance requirements, cost goals and design guidelines for manufacturability. We believe this collaboration between our engineers with our customers’ designers provides us with a significant competitive advantage.

Supplier Relationships

We have strong relationships with certain suppliers of raw materials and services and believe these relationships help to reduce the lead times associated with our acquisition of these materials and services and to reduce inventory carrying costs, enhance the quality and reliability of the supply of materials and reduce our transportation and other logistics costs. Some of our products use types of laminates that are only available from a single supplier that holds a patent on the material.

Manufacturing and Technology

Our PCBs manufactured in the U.S. typically employ advanced technology, such as various combinations of high layer counts, advanced materials, precision cavities, embedded passives, narrow circuit widths and separations of copper traces and small diameter holes, called “vias” and “microvias,” which connect internal circuitry. Our Asian facilities also employ advanced technology; however, Merix Asia typically manufactures PCBs with lower layer counts and a narrower set of high-technology features. Our average layer count, which is a widely used technology measure of manufacturing capability, was 14.2, 7.3 and 4.7 for PCBs manufactured in our Oregon, San Jose and Asia facilities, respectively, during fiscal 2008.

The increasing complexity of electronic products has driven technological advancements in PCBs and has placed increasingly difficult demands on the manufacturing process. Many of our PCBs employ advanced high-performance materials, such as high-temperature composites, that offer electrical, thermal and long-term reliability advantages over conventional materials. We have significant expertise in developing advanced manufacturing techniques for processing these materials in our North American facilities and are developing similar skills in our China-based facilities.

We employ numerous advanced manufacturing techniques and systems, including automated imaging systems, laser drills, automated optical inspection, computer controlled hot oil vacuum lamination, high-speed computer controlled drilling and routing, automated registration optimizers, periodic reverse pulse copper plating, photo imageable solder mask processing, dual-sided access electrical testing and automated surface coating. Traditionally, board designers have utilized increased board layer count to add features and functionality to their boards.

We generally receive circuit designs directly from our customers in the form of electronic data files, which we review using our front-end engineering capabilities to ensure data accuracy and product manufacturability. To aid in the efficiency and accuracy of this review, we utilize or are in the process of implementing InPlan™; a suite of intelligent, fully integrated products for automating the PCB pre-production engineering process in all our facilities. This consistent set of tools standardizes across-the-globe manufacturing process planning, reduces cycle time and enhances quality. InPlan™ results in a centralized global customer specification database to enable planning and manufacturing anywhere in the world. Using these reviewed and optimized electronic requirements, we generate images of the circuit patterns that are developed on individual circuit board layers using advanced photographic processes. Through a variety of plating and etching processes, we selectively add and remove conductive materials, forming horizontal layers of thin traces, or circuits, which are separated by insulating material. We utilize TrueChemTM software for statistical process control to optimize quality of chemical processes in the manufacturing operation. A centralized web-based server network interface provides a standardized database platform for our facilities to monitor and control all of the complex process chemistries both on-site and from remote locations. A finished multi-layer PCB consists of a number of layers of circuitry laminated together using heat and pressure under vacuum. Vertical connections between layers are achieved by plating vias, which are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy. We specialize in high-layer PCBs with extremely fine geometries and tolerances. Because of the tolerances involved, we use clean rooms for certain manufacturing processes, in which tiny particles might otherwise create defects on the circuit patterns, and use automated optical inspection systems to ensure consistent quality.

Research and Development

Expenditures for research and development activities are included as a component of engineering expense on our consolidated statements of operations and are expensed as incurred.

Competition

We believe our major competitors have factories principally located in the U.S. and Asia and have other international independent manufacturers that produce multi-layer PCBs, provide backplanes and other electronic assemblies and offer quick-turn services. Competitors include Daeduck Electronics Co., DDi Corp., Elec and Eltek., Meadville Holdings, Ltd., LG Electronics, Multek Corporation (a division of Flextronics International Ltd.), Sanmina-SCI Corporation, TTM Technologies, Inc., WUS Printed Circuits Company Ltd., ViaSystems, Inc and Ibiden Co., Ltd.

We believe our ability to compete depends upon the successful execution of a number of key deliverables. These deliverables include:

•	growing our technological capability, particularly in Asia;

•	providing customers with high quality, reliable products;

•	meeting our committed delivery schedules; and

•	maintaining a competitive cost structure in our global factories enabling competitive customer pricing.

Further, our global footprint enables us to seamlessly transition customers’ products among our factories in North America and Asia. These transitions are necessary to efficiently meet the changing life cycle requirements of our customers’ products. We believe our customers will recognize this unique value proposition as a competitive strength.

Backlog

Backlog comprises purchase orders received and, in some instances, forecast requirements released for production under customer contracts. Backlog totaled $66.3 million and $56.2 million at May 31, 2008 and May 26, 2007, respectively. Over the past fiscal year, user demand for products containing PCBs continued to decrease primarily as a result of the impact of the global economic slowdown. However, our backlog increased by $10.1 million, driven primarily by an increase of lead times for our Oregon operations resulting from the closure of our Wood Village facility in the third quarter of fiscal 2008.

Our reported backlog comprises orders scheduled for delivery within 90 days. Customers may cancel or postpone all scheduled orders, in most cases without penalty. Therefore backlog may not be a meaningful indicator of future financial results.

Patents and Other Intellectual Property

Although we seek to protect certain proprietary technology and other intangible assets through patents, trademarks and trade secret protection, we believe our business depends primarily on our effective execution of fabrication techniques and our ability to improve our manufacturing processes. We generally enter into confidentiality and non-disclosure agreements with our employees, consultants and customers, as needed, and generally limit access to and distribution of our proprietary information and processes. We cannot provide assurance that the steps taken by us will prevent the misappropriation of our technology and processes. Furthermore, effective proprietary process protection may not be available or may be limited in China or other foreign countries.

Environmental Matters

We are required to comply with foreign, federal, state, county and municipal regulations regarding protection of the environment and worker health and safety. PCB manufacturing requires the use of a variety of materials, including metals and chemicals. As a result, we are subject to laws relating to the storage, use, labeling, handling and disposal of and human exposure to chemicals, solid waste and other hazardous materials, as well as air quality regulations, and we incur expenses relating to compliance with these laws and regulations. Many of our activities are also subject to permits issued by governmental agencies. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. Certain waste materials and byproducts generated by our manufacturing processes are either processed by us or sent to third parties for recycling, reclamation, treatment or disposal. Water used in our manufacturing process must be properly treated prior to discharge.

Our facilities in Huiyang and Huizhou, China are not currently compliant with all applicable environmental permits and requirements. We have worked cooperatively with regulators in China and have agreed upon a compliance plan. We anticipate that this plan, if executed, would not result in any fines, penalties or unplanned costs. In fiscal 2008 and fiscal 2007, we incurred $0.3 million and $0.8 million, respectively, of environmental compliance costs relating to the Huizhou and Huiyang facilities. This investment has already resulted in significant environmental performance improvements. We anticipate incurring additional costs of approximately $0.6 million in fiscal 2009 for compliance costs. We believe that our other facilities currently comply in all material respects with applicable environmental laws and regulations. However, we have, in the past, received certain notices of violations and been required to engage in certain minor corrective activities. There can be no assurance that violations will not occur in the future.

When violations of environmental, health, and safety laws occur, we can be held liable for damages, penalties and costs of investigation and remedial actions, which could have a significant negative impact on our financial condition and results of operations. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We are at risk of violation of environmental, health and safety laws in the future as a result of human error, equipment failure, facility expansion or other causes.

Employees

As of May 31, 2008, we had a total of approximately 3,800 employees, of which approximately 3,700 were regular employees and approximately 100 were temporary employees. Approximately 2,400 of our employees are located in Asia. None of our employees are represented by a labor union. We have never experienced an employee-related work stoppage at any of our facilities. We believe our relationship with our employees is good, although, like most manufacturing companies, we have experienced employment-related claims from time to time.

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

You may also read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, http://www.sec.gov, from which you can access our annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, our proxy statements, and all amendments to these materials.

Item 1A.	Risk Factors

RISK FACTORS AFFECTING BUSINESS AND RESULTS OF OPERATIONS

Investing in our securities involves a high degree of risk. If any of the following risks impact our business, the market price of our shares of common stock and other securities could decline and investors could lose all or part of their investment. In addition, the following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Annual Report on Form 10-K or the other documents we file with the SEC, or in our annual or quarterly reports to shareholders, future press releases, or orally, whether in presentations, responses to questions or otherwise.

We are dependent upon the electronics industry, which is highly cyclical and suffers significant downturns in demand resulting in excess manufacturing capacity and increased price competition.

The electronics industry, on which a substantial portion of our business depends, is cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. This industry has experienced periods characterized by relatively low demand and price depression and is likely to experience recessionary periods in the future. Economic conditions affecting the electronics industry in general, or specific customers in particular, have adversely affected our operating results in the past and may do so in the future.

The electronics industry is characterized by intense competition, rapid technological change, relatively short product life cycles and pricing and profitability pressures. These factors adversely affect our customers and we suffer similar effects. Our customers are primarily high-technology equipment manufacturers in the communications and networking, computing and peripherals, test, industrial and medical, defense and aerospace and automotive markets of the electronics industry. Due to the uncertainty in the markets served by most of our customers, we cannot accurately predict our future financial results or accurately anticipate future orders. At any time, our customers can discontinue or modify products containing components manufactured by us, adjust the timing of orders and shipments or affect our mix of consolidated net sales generated from quick-turn and premium services revenues versus standard lead time production, any of which could have a material adverse effect on our results of operations.

Competition in the printed circuit board market is intense and we could lose sales if we are unable to compete effectively.

The market for PCBs is intensely competitive, highly fragmented and rapidly changing. We expect competition to persist, which could result in continued reductions in pricing and profitability and loss of market share. We believe our major competitors are U.S., Asian and other international independent manufacturers of multi-layer printed circuit boards, backplanes and other electronic assemblies. Those competitors include Daeduck Electronics Co., DDi Corp., Elec and Eltek., Meadville Holdings, Ltd., LG Electronics, Multek Corporation (a division of Flextronics International Ltd.), Sanmina-SCI Corporation, TTM Technologies, Inc., WUS Printed Circuits Company Ltd., ViaSystems, Inc and Ibiden Co., Ltd.

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

In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, be more successful in entering or adapting to existing or new end markets, adapt more quickly to changes in customer requirements and devote greater resources to the development, promotion and sale of their products than we can. Consolidation in the PCB industry, which we expect to continue, could result in an increasing number of larger PCB companies with greater market power and resources. Such consolidation could in turn increase price competition and result in other competitive pressures for us. We must continually develop improved manufacturing processes to meet our customers’ needs for complex, high-technology products, and our basic interconnect technology is generally not subject to significant proprietary protection. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively.

Other considerations that affect our ability to compete include providing manufacturing services that are competitively priced, providing continually evolving technical capabilities, having competitive lead times and meeting specified delivery dates. Currently, most of our North American operations have lead times that extend beyond what is generally competitive in the market. Also, during the latter half of fiscal 2008 our on-time delivery was adversely affected by the Wood Village facility closure. During this period, our lead times at our Forest Grove facility increased to between 10 to 14 weeks and were believed to be uncompetitive in the North American market. This is likely to have resulted in lost orders or lower customer demand in future quarters. Our lead times have improved and are more competitive today, which should improve our fulfillment of customer expectations. It is uncertain how quickly we will be able to restore the full confidence of our customer base and what long-term affects these actions have had on future demand for our products.

During recessionary periods in the electronics industry, our competitive advantages in providing an integrated manufacturing solution and responsive customer service may be less important to our customers than they are in more favorable economic climates.

If competitive production capabilities increase in Asia, where production costs are lower, we may lose market share in both North America and Asia and our profitability may be materially adversely affected by increased pricing pressure.

PCB manufacturers in Asia and other geographies often have significantly lower production costs than our North American operations and may even have cost advantages over Merix Asia. Production capability improvements by foreign and domestic competitors may play an increasing role in the PCB markets in which we compete, which may adversely affect our revenues and profitability. While PCB manufacturers in these locations have historically competed primarily in markets for less technologically advanced products, they are expanding their manufacturing capabilities to produce higher layer count, higher technology PCBs and could compete more directly with our North American operations.

If we are unable to respond to rapid technological change and process development, we may not be able to compete effectively.

The market for our products is characterized by rapidly changing technology and continual implementation of new production processes. The success of our business depends in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-

effective and timely basis. In addition, the PCB industry could encounter competition from new or revised manufacturing and production technologies that render existing manufacturing and production technology less competitive or obsolete. We may not be able to respond effectively to the technological requirements of the changing market. If we need new technologies and equipment to remain competitive, the development, acquisition and implementation of those technologies and equipment may require us to make significant capital investments. We may not be able to raise the necessary additional funds at all or as rapidly as necessary to respond to technological changes as quickly as our competitors.

During periods of excess global PCB manufacturing capacity, our profitability may decrease and/or we may have to incur additional restructuring charges if we choose to reduce the capacity of or close any of our facilities.

A significant portion of our factory costs of sales and operating expenses are relatively fixed in nature, and planned expenditures are based in part on anticipated orders. When we experience excess capacity, our sales revenues may not fully cover our fixed overhead expenses, and our gross margins will fall. In addition, we generally schedule our quick-turn production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not received, we may forego some production and could experience continued excess capacity.

If we conclude we have significant, long-term excess capacity, we may decide to permanently close one or more of our facilities, and lay off some of our employees. Closures or lay-offs could result in our recording restructuring charges such as severance, other exit costs, and asset impairments.

Damage to our manufacturing facilities or information systems due to fire, natural disaster, or other events could harm our financial results.

We have U.S. manufacturing and assembly facilities in Oregon, California and China. The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, act of war or terrorism, or blizzard, flood, tornado, earthquake, lightning, or other natural disaster could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis. Additionally, we rely heavily upon information technology systems and high-technology equipment in our manufacturing processes and the management of our business. We have developed disaster recovery plans; however, disruption of these technologies as a result of natural disaster or other events could harm our business and have a material adverse effect on our results of operations.

A small number of customers account for a substantial portion of our consolidated net sales and our consolidated net sales could decline significantly if we lose a major customer or if a major customer orders fewer of our products or cancels or delays orders.

Historically, we have derived a significant portion of our consolidated net sales from a limited number of customers. Our five largest OEM customers, which vary from period to period, comprised 36% and 37% of our consolidated net sales during fiscal 2008 and 2007, respectively. Net sales to two customers individually represented 11% and 10% of consolidated net sales during fiscal 2008. We expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our consolidated net sales and have a material adverse effect on our results of operations and financial condition. Further, as part of our plan to improve the profitability of our North American operations we aim to reduce our reliance on certain customers and certain products that have historically generated significant revenues for Merix. We anticipate retaining a meaningful portion of this business, but there can be no assurance we will be successful. An unplanned loss of a large portion of this revenue could adversely affect our financial results.

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

In total, five entities represented approximately 48% of the consolidated net trade accounts receivable balance at May 31, 2008, individually ranging from approximately 5% to approximately 18%. Our OEM customers direct our sales to a relatively limited number of electronic manufacturing service providers. Our contractual relationship is typically with the electronic manufacturing service providers, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to electronic manufacturing service providers, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our financial condition and results of operations would be adversely affected.

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

We generally do not have long-term purchase commitments from our customers, and, consequently, our consolidated net sales are subject to short-term variability in demand by our customers. Customers generally have no obligation to order from us and may cancel, reduce or delay orders for a variety of reasons. The level and timing of orders placed by our customers vary due to:

•	fluctuation in demand for our customers’ products;

•	changes in customers’ manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of PCB manufacturers used;

•	customers’ inventory management;

•	our own operational performance, such as missed delivery dates and repeated rescheduling; and

•	changes in new product introductions.

We have experienced terminations, reductions and delays in our customers’ orders. Future terminations, reductions or delays in our customers’ orders could lower our production asset utilization, which would lower our gross profits, decrease our consolidated net sales and negatively affect our business and results of operations.

The increasing prominence of EMS providers in the PCB industry could reduce our gross margins, potential sales, and customers.

Sales to EMS providers represented approximately 55% of our net sales in fiscal 2008. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth and concentration of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs within their own businesses. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs to these EMS providers, our business, results of operations and financial condition may be harmed.

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

We manufacture highly complex products to our customers’ specifications. These products may contain manufacturing errors or failures despite our quality control and quality assurance efforts. Further, our technology expansion efforts including the major expansion in our Huiyang factory increase the risk related to unanticipated yield issues, as well as to uncertainties related to future warranty claims. Defects in the products we manufacture, whether caused by a design, manufacturing or materials failure or error, may result in delayed shipments, increased warranty costs, customer dissatisfaction, or a reduction in or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers’ businesses, errors, defects or other performance problems could result in financial or other damages to our customers beyond the cost of the PCB, for which we may be liable in some cases. Although we generally attempt to sell our products on terms designed to limit our exposure to warranty, product liability and related claims, in certain cases, the terms of our agreements allocate to Merix substantial exposure for product defects. In addition, even if we can contractually limit our exposure, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend. Although we maintain a warranty reserve, this reserve may not be sufficient to cover our warranty or other expenses that could arise as a result of defects in our products.

We may incur material losses and costs as a result of product liability and warranty claims that may be brought against us.

We face an inherent business risk of exposure to warranty and product liability claims in the event that our products, particularly those supplied by Merix Asia to the automotive industry, fail to perform as expected or such failure results, or is alleged to result, in bodily injury and/or property damage. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall of such products. As suppliers become more integral to the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contributions when faced with product liability claims or recalls. In addition, vehicle manufacturers, who have traditionally borne the cost associated with warranty programs offered on their vehicles, are increasingly requiring suppliers to guarantee or warrant their products and may seek to hold us responsible for some or all of the costs related to the repair and replacement of parts supplied by us to the vehicle manufacturer. A successful warranty or product liability claim against us in excess of our available insurance coverage or established warranty and legal reserves or a requirement that we participate in a product recall may have a material adverse effect on our business, financial condition and results of operations.

We rely on suppliers for the timely delivery of materials used in manufacturing our PCBs, and an increase in industry demand, a shortage of supply or an increase in the price of raw materials may increase the cost of the raw materials we use and may limit our ability to manufacture certain products and adversely impact our profitability.

To manufacture our PCBs, we use materials such as laminated layers of fiberglass, copper foil and chemical solutions which we order from our suppliers. Suppliers of laminates and other raw materials that we use may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could adversely affect our profitability and our ability to deliver our products on a timely basis. We have experienced in the past, and may experience in the future, significant increases in the cost of laminate materials, copper products and petroleum-based raw materials. These cost increases have had an adverse impact on our profitability and the impact has been particularly significant on our Asian operations which have fixed price arrangements with a number of large automotive customers. Some of our products use types of laminates that are only available from a single supplier that holds a patent on the material. Although other manufacturers of advanced PCBs also must use the single supplier and our OEM customers generally determine the type of laminates used, a failure to obtain the material from the single supplier for any reason may cause a disruption, and possible cancellation, of orders for PCBs using that type of laminate, which in turn would cause a decrease in our consolidated net sales.

If we lose key management, operations, engineering or sales and marketing personnel, we could experience reduced sales, delayed product development and diversion of management resources.

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

We export products from the United States to other countries. If we fail to comply with export laws, we could be subject to additional taxes, duties, fines and other punitive actions.

Exports from the United States are regulated by the U.S. Department of Commerce. Failure to comply with these regulations can result in significant fines and penalties. Additionally, violations of these laws can result in punitive penalties, which would restrict or prohibit us from exporting certain products, resulting in significant harm to our business.

Because we have significant foreign sales and presence, we are subject to political, economic and other risks we do not face in the domestic market.

As a result of increased Asian operations, we expect sales in, and product shipments to, non-U.S. markets to represent an increasingly significant portion of our total sales in future periods. Our exposure to the business risks presented by foreign economies includes:

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

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in many jurisdictions, including mainland China. If our competitors engage in these practices they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

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

Our operations in the People’s Republic of China subject us to risks and uncertainties relating to the laws and regulations of the PRC.

Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. However, the government of the PRC may not continue to pursue such policies. Despite progress in developing its legal system, the PRC does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. For example, the PRC recently passed a unified enterprise income tax law, which changes and increases the income tax on foreign-owned facilities. The PRC also recently enacted new labor laws that became effective January 1, 2008 that make it more difficult and expensive for companies to make changes in their workforce. In addition, some government policies and rules are not published or communicated in local districts in a timely manner, if they are published at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. These uncertainties could limit the legal protections available to us. Any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

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

As of May 31, 2008, we had approximately 2,400 employees in the PRC. Effective on January 1, 2008, the PRC government enacted a new labor law that significantly impacts the cost of a company’s decision to reduce its workforce. Further, the law requires certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce in the PRC, the new labor law could adversely affect our ability to enact such changes in a manner that is most advantageous to our circumstances or that is timely and cost effective. Additionally, in response to inflationary concerns, wages in certain provinces in China have recently increased and may continue to do so in the future. Significant increases in wages paid to employees in our Merix Asia facilities could reduce our profitability.

Success in Asia may adversely affect our U.S. operations.

To the extent Asian PCB manufacturers, including Merix Asia, are able to compete effectively with products historically manufactured in the United States, our facilities in the United States may not be able to compete as effectively and parts of our North American operations may not remain viable.

If we do not effectively manage the expansion of our operations, our business may be harmed, and the increased costs associated with the expansion may not be offset by increased consolidated net sales.

In fiscal 2008, we commenced efforts to significantly expand the Huiyang, China-based facility and any other future capacity expansion with respect to our facilities will expose us to significant start-up risks including:

•	delays in receiving and installing required manufacturing equipment;

•	inability to retain management personnel and skilled employees, or labor shortages in general;

•	difficulties scaling up production, including producing products at competitive costs, yields and quality standards at our expanded facilities;

•	challenges in coordinating management of operations and order fulfillment between our U.S. and Asian facilities;

•	a need to improve and expand our management information systems and financial controls to accommodate our expanded operations;

•	additional unanticipated costs; and

•	shortfalls in production volumes as a result of unanticipated start-up or expansion delays that could prevent us from meeting our customers’ delivery schedules or production needs.

Our forward-looking statements depend upon a number of assumptions and include our ability to execute tactical changes that may adversely impact both short-term and long-term financial performance. The success of our expansion efforts will depend upon our ability to expand, train, retain and manage our employee base in both Asia and North America. In connection with our expansion efforts in Asia, we expect to require additional employees throughout the company. If we are unable to attract, train and retain new workers, or manage our employee base effectively, our ability to fully utilize our Asian assets will likely be impaired. If we are unable to effectively expand, train and manage our employee base, our business and results of operations could be adversely affected.

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

Electrical power shortages in certain areas of southern China have caused the government to impose a power rationing program and additional or extended power rationings could adversely affect our China operations.

In the winter months of fiscal 2008, certain areas of Southern China faced electrical power constraints which resulted from extreme winter weather in the area. In order to deal with the power constraints, the Southern China Province Government initiated a power rationing plan. This rationing program affected our Huizhou and Huiyang facilities. In order to minimize the effect on our operations, we realigned our routine equipment maintenance program to coincide with the power rationing schedule. The power rationing program was terminated in May 2008. In the future, there may be further restrictions regarding power and other key services that may impair our ability to compete effectively as well as adversely affect revenues and production costs. Any additional or extended power supply rationing could adversely affect our China operations.

China mandated shutdowns and other potential disruptions related to the 2008 Olympic games in Beijing could impact our supply chain and have a material adverse effect on our China operations.

China announced a 9-week shutdown, beginning July 2008, of all polluting factories within a 200 kilometer radius of Beijing to clear the smog during the Olympic and Paralympics Games that begin on August 8 and run through September 17, 2008. The shutdown covers Beijing, Tianjin, Hebei, Shanxi, Inner Mongolia and Shandong provinces. The Chinese government may expand the radius in the future if the air quality does not improve sufficiently prior to the Olympic Games. Also, there could be a suspension of material transportation and curtailment of power plant operation to further improve air quality. We do not own facilities within the shut-down area and most of our major suppliers are not located in the area impacted by the shutdown. Our major suppliers have committed to fulfilling our requirements during this period. However, unexpected impacts on the purchase of materials could cause production delays and adversely impact our results of operations. There could also be other unintended consequences, such as disruptions to business travel, which cannot be currently anticipated.

Failure to maintain good relations with minority investors in our China manufacturing facilities could materially adversely affect our ability to manage our Asian operations.

Currently, we have two PCB manufacturing plants in the PRC that are each partially owned by a separate Chinese company. While we are the majority interest holder in both of these companies, there is a minority interest holder in each subsidiary, owning a 5% and 15% share, respectively. These minority holders are local investors with close ties to local economic development and other government agencies. The investors are the leaseholders for the land on which the plants owned by our Chinese operating companies are located. In connection with the negotiation of their investments, the local investors secured certain rights to be consulted and consent to certain operating and investment matters concerning the plants and to board representation. Failure to maintain good relations with the investors in either China joint venture could materially adversely affect our ability to manage the operations of one or more of the plants and our ability to realize the anticipated benefits of the Asian acquisition.

We do not currently have options to renew our leased manufacturing facility in the PRC and failure to renew such lease could adversely affect our ability to realize the anticipated benefits of the Asian acquisition.

Our Huizhou manufacturing facility is leased from a Chinese company under an operating lease that expires in 2010 and does not contain a lease renewal option. Although the landlord also has a minority interest in our subsidiary that operates the facility, this minority interest holder may choose to not renew our lease. Failure to maintain good relations with this investor could materially adversely affect our ability to negotiate the renewal of our operating lease or to continue to operate the plant. Although we have renewed this lease in the past, failure to successfully renew such lease in the future could materially adversely affect our ability to realize the anticipated benefits of the Asian acquisition. In addition, the lease renewal allows early termination by either party, so failure to maintain good relations with this investor could materially impact our continued leasehold of the facility. Further, zoning and changes in laws in China could impair the ability of the landlord to extend or renew the lease.

Our bank credit covenant that limits our incremental investment in Merix Asia may restrict our ability to adequately fund our Asian operations and our growth plans in Asia.

Merix has a bank credit agreement covenant that limits the incremental investment into Merix Asia to $40 million and provides that our investments cannot be made if a default exists under the credit agreement or the Excess Availability (defined in the credit agreement as a function of outstanding borrowings and available cash) is less than $20 million. As of May 31, 2008, we had advanced Merix Asia approximately $19.2 million against the incremental investment limit. If our Asian operations at any time require an amount of cash greater than our available capital resources, or than is permitted to be advanced under applicable credit agreements, there is risk that we will not be able to fund our Asian operations or achieve our growth plans in Asia.

Acquisitions may be costly and difficult to integrate, may divert and dilute management resources and may dilute shareholder value.

As part of our business strategy, we have made and may continue to make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or production capacity or that may otherwise offer growth opportunities. In any future acquisitions or investments, we could potentially experience:

•	problems integrating the purchased operations, technologies or products;

•	failure to achieve potential sales, materials costs and other synergies;

•	inability to retain existing customers of acquired entities when we desire to do so;

•	the need to restructure, modify or terminate customer relationships of the acquired company;

•	increased concentration of business from existing or new customers;

•	unanticipated expenses and working capital requirements;

•	diversion of management’s attention and loss of key employees;

•	asset impairments related to the acquisitions; or

•	fewer resources available for our legacy businesses as they are being redirected to the acquired entities to integrate their business processes.

In addition, in connection with any future acquisitions or investments, we could:

•	enter lines of business and/or markets in which we have limited or no prior experience;

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	incur debt and assume liabilities that could impair our liquidity;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to intangible assets;

•	uncover previously unknown liabilities;

•	become subject to litigation and environmental remediation issues;

•	incur large and immediate write-offs that would reduce net income; or

•	incur substantial transaction-related costs, whether or not a proposed acquisition is consummated.

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

We face a risk that capital needed for our business and to repay our debt obligations will not be available when we need it. Additionally, our leverage and our debt service obligations may adversely affect our cash flow.

As of May 31, 2008, we had total indebtedness of approximately $70 million, which represented approximately 38.1% of our total capitalization. We also have a $55 million secured bank revolving line of credit that if utilized would increase our leverage.

Our indebtedness could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•

requiring the use of a substantial portion of any cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

Additionally, we are exposed to interest rate risk relating to our revolving credit facility which bears interest based, at our election, on either the prime rate or LIBOR plus an additional margin based on our use of the credit facility. No amounts were outstanding under this credit facility at May 31, 2008. If we need to utilize our revolving credit facility to meet our capital requirements, we are subject to market interest rate risk that could increase our interest expense beyond expected levels and decrease our profitability.

Our capacity build-out and technological changes will require significant capital investment and could adversely affect our liquidity.

We are currently undergoing a major expansion at our Huiyang, China based facility and are improving our technological capabilities through the addition of new capital in both our North American and China based facilities. This expansion, and other capital requirements, will require $16 million to $18 million of capital expenditures in fiscal 2009, with additional spending required to complete the projects in fiscal 2010. We anticipate funding this expansion from operations, existing cash and cash equivalents and bank credit facilities. Currently, we are not profitable and, if financial performance deteriorates further, we may have to significantly reduce capital spending that could impair our ability to successfully restructure our business and compete effectively. Further, our bank credit facilities provide credit based upon a number of covenants, with which we are currently in compliance. However, business conditions or our execution on a number of critical initiatives to support the capacity and technology expansion efforts could impair our ability to access these facilities.

Restructuring efforts have required both restructuring and impairment charges and we may be required to record asset impairment charges in the future, which would adversely affect our results of operations and financial condition.

We recorded impairment charges against certain assets in fiscal 2007 and we recorded restructuring and impairment charges in the fiscal 2008 for the closure of our Wood Village, Oregon manufacturing facility and other restructuring actions. As our strategy evolves and due to the cyclicality of our business, rapid technological change and the migration of business to Asia, we might conclude in the future that some of our manufacturing facilities are surplus to our needs or will not generate sufficient future cash flows to cover the net book value and, thus, we may be required to record an impairment charge. Such an impairment charge would adversely affect our results of operations and financial condition.

As of May 31, 2008, our consolidated balance sheet reflected $40.7 million of goodwill and intangible assets. We periodically evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.

As we continue our work to implement a global enterprise resource planning (ERP) system, unexpected problems and delays could occur and could cause disruption to the management of our business and significantly increase costs.

During fiscal 2008, we completed the implementation for our world-wide ERP system at our North American operations. The new ERP system is integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. Our work to plan, develop and implement this new ERP system continues as an active project, as we plan to complete the implementation of the ERP system at our Asian operations in fiscal 2009. In connection with the Asia implementation, we plan to temporarily cease operations at our Asia facilities for approximately one week in the first quarter of fiscal 2009 in order to transition those facilities onto our ERP system. These systems are new to us and we have not had extensive experience with them. The new ERP system could eventually become more costly, difficult and time-consuming to purchase and implement than we currently anticipate. Implementation of the new ERP system may require us to change certain internal business practices and training may be inadequate. We may encounter unexpected difficulties, delays, internal control issues, costs, unanticipated adverse effects or other challenges, any of which may disrupt our business. Corrections and improvements may be required as we continue the implementation of our new system, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. Any delay in the implementation of, or disruption in the transition to our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, compete effectively and report financial and management information on a timely and accurate basis. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and impact our ability to manage our business and our results of operations.

We have reported material weaknesses in our internal control over financial reporting and if additional material weaknesses are discovered in the future, our stock price and investor confidence in us may be adversely affected.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. In connection with management’s assessments of our internal control over financial reporting over the prior fiscal year and interim quarterly periods in the current fiscal year, we identified material weakness in our internal control over financial reporting.

We have taken the steps necessary to remediate certain material weaknesses identified during the interim reporting periods in fiscal 2008, specifically the material weaknesses related to controls over the processing and recording of transactions related to customer returns of products for warranty rework or credit and controls over the reconciliation of inter-company accounts and certain work in process inventories. The controls implemented to remediate these material weaknesses were determined to be operating effectively at May 31, 2008.

We have previously identified a material weakness in controls over financial reporting for our Merix Asia operations and have determined that this material weakness still exists at May 31, 2008. At the time of the acquisition in September 2005, Merix Asia had weak internal controls over financial reporting and needed to develop processes to strengthen its accounting systems and control environment management. We have devoted significant time and resources to improving the internal controls over financial reporting since the acquisition; however, as of May 31, 2008, we have determined that we did not maintain sufficient controls to adequately monitor the accounting and financial reporting related to our Merix Asia operations. See Item 9A. “Controls and procedures.”

We may, in the future, identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting. Material weaknesses in our internal control over financial reporting may cause investors to lose confidence in us, which could have an adverse effect on our business and stock price.

Our failure to comply with environmental laws could adversely affect our business.

Our operations are regulated under a number of federal, state and municipal environmental and safety laws and regulations including laws in the U.S. and the PRC that govern, among other things, the discharge of hazardous and other materials into the air and water, as well as the handling, storage, labeling, and disposal of such materials. When violations of environmental laws occur, we can be held liable for damages, penalties and costs of investigation and remedial actions. Violations of environmental laws and regulations may occur as a result of our failure to have necessary permits, human error, equipment failure or other causes. Moreover, in connection with our acquisitions in San Jose, California and in Asia, we may be liable for any violations of environmental and safety laws at those facilities by prior owners. If we violate environmental laws, we may be held liable for damages and the costs of investigations and remedial actions and may be subject to fines and penalties, and revocation of permits necessary to conduct our business. Any permit revocations could require us to cease or limit production at one or more of our facilities, and harm our business, results of operations and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend. Our failure to comply with applicable environmental laws and regulations could limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations. In the future, environmental laws may become more stringent, imposing greater compliance costs and increasing risks and penalties associated with violations. We operate in environmentally sensitive locations and we are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, permitting requirements and material storage, handling or disposal might require a high level of unplanned capital investment, operating expenses or, depending on the severity of the impact of the foregoing factors, costly plant relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may harm our business, results of operations and financial condition.

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

We are involved, from time to time, in litigation incidental to our business including complaints filed by investors. This litigation could result in substantial costs and could divert management’s attention and resources which could harm our business. Risks associated with legal liability are often difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time. In cases where we record a liability, the amount of our estimates could be wrong. In addition to the direct costs of litigation, pending or future litigation could divert management’s attention and resources from the operation of our business. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. As a result, there can be no assurance that the actual outcome of pending or future litigation will not have a material adverse effect on our results of operations or financial condition.

We may be subject to claims of intellectual property infringement.

Several of our competitors hold patents covering a variety of technologies, applications and methods of use similar to some of those used in our products. From time to time, we and our customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. Competitors or others have in the past and may in the future assert infringement claims against our customers or us with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

If we become subject to infringement claims, we will evaluate our position and consider the available alternatives, which may include seeking licenses to use the technology in question or defending our position. These licenses, however, may not be available on satisfactory terms or at all. If we are not able to negotiate the necessary licenses on commercially reasonable terms or successfully defend our position, our financial condition and results of operations could be materially and adversely affected.

We may have exposure to income tax rate fluctuations as well as to additional tax liabilities, which would impact our financial position.

As a corporation with operations both in the United States and abroad, we are subject to taxes in the United States and various foreign jurisdictions. Our effective tax rate is subject to fluctuation as the income tax rates for each year are a function of the following factors, among others:

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

Significant judgment is required in determining our provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, we cannot provide assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

RISKS RELATED TO OUR CORPORATE STRUCTURE AND STOCK

Our stock price has fluctuated significantly, and we expect the trading price of our common stock to remain highly volatile.

The closing trading price of our common stock has fluctuated from a low of less than $2.00 per share to a high of more than $70.00 per share over the past 14 years.

The market price of our common stock may fluctuate as a result of a number of factors including:

•	actual and anticipated variations in our operating results;

•	general economic and market conditions, including changes in demand in the PCB industry and the end markets which we serve;

•	interest rates;

•	geopolitical conditions throughout the world;

•	perceptions of the strengths and weaknesses of the PCB industry and the end markets which it serves;

•	our ability to pay principal and interest on our debt when due;

•	developments in our relationships with our lenders, customers, and/or suppliers;

•	announcements of alliances, mergers or other relationships by or between our competitors and/or our suppliers and customers;

•	announcements of plant closings, layoffs, restructurings or bankruptcies by our competitors; and

•	developments related to regulations, including environmental and wastewater regulations.

We expect volatility to continue in the future. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the PCB industry and that may be unrelated to the operating performance of the companies within these industries. These broad market fluctuations may adversely affect the market price of our common stock and limit our ability to raise capital or finance transactions using equity instruments.

A large number of our outstanding shares and shares to be issued upon exercise of our outstanding options may be sold into the market in the future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

We may, in the future, sell additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to raise capital. We may also issue additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to finance future acquisitions. Further, a substantial number of shares of our common stock are reserved for issuance pursuant to stock options and our employee stock purchase plan. As of May 31, 2008, we had approximately 3.3 million outstanding options, each to purchase one share of our common stock, issued to employees, officers and directors under our equity incentive plans. The options have exercise prices ranging from $1.86 per share to $67.06 per share. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options was exercised and the stock issued was immediately sold into the public market. Further, the exercise of these options could have a dilutive impact on other shareholders by decreasing their ownership percentage of our outstanding common stock. If we attempt to raise additional capital through the issuance of equity or convertible debt securities, the terms upon which we will be able to obtain additional equity capital, if at all, may be negatively affected since the holders of outstanding options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such options.

Some provisions contained in our Articles of Incorporation, Bylaws and Shareholders Rights Agreement, as well as provisions of Oregon law, could inhibit an attempt by a third party to acquire or merge with Merix Corporation.

Some of the provisions of our Articles of Incorporation, Bylaws, Shareholders Rights Agreement and Oregon’s anti-takeover laws could delay or prevent a merger or acquisition between us and a third party, or make a merger or acquisition with us less desirable to a potential acquirer, even in circumstances in which our shareholders may consider the merger or acquisition favorable. Our Articles of Incorporation authorize our Board of Directors to issue series of preferred stock and determine the rights and preferences of each series of preferred stock to be issued. Our Shareholder Rights Agreement is designed to enhance the Board’s ability to protect shareholders against unsolicited attempts to acquire control of us that do not offer an adequate price to all shareholders or are otherwise not in the Company’s best interests and the best interests of our shareholders. The rights issued under the rights agreement will cause substantial dilution to any person or group who attempts to acquire a significant amount of common stock without approval of our Board of Directors. Any of these provisions that have the effect of delaying or deterring a merger or acquisition between us and a third party could limit the opportunity for our shareholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have approximately 362,500 square feet of manufacturing, warehouse and administration facility space in Oregon and California, with our global headquarters located at our Beaverton, Oregon facility. We also have approximately 385,000 square feet of manufacturing and administration space in the PRC. Our major facilities are as follows:

Location	Type of Facility	Approximate size (sq. ft.)	Owned/ Leased
Beaverton, Oregon	Corporate executive offices	12,000	Leased	(1)
Forest Grove, Oregon	Manufacturing and warehouse	248,000	Owned
	Administration	62,500	Owned
San Jose, California	Manufacturing and warehouse	40,000	Leased
Huiyang, China	Manufacturing, warehouse and administration	250,000	Owned	(2)
Huizhou, China	Manufacturing, warehouse and administration	135,000	Leased

(1)	We will be adding approximately 7,100 square feet at our corporate offices in Beaverton during fiscal 2009.
(2)	We own the facility; however, the land is leased.

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

In addition to the properties shown above, we own a building and related land-use lease rights in Hong Kong which formerly housed manufacturing, warehousing and administrative offices. We are currently using this location for administrative functions only. This property is being actively marketed for sale and is included in assets held for sale on our consolidated balance sheet at May 31, 2008.

Item 3.	Legal Proceedings

We are currently subject to legal proceedings and claims, including a securities class action lawsuit as follows:

Securities Class Action

Four purported class action complaints were filed against us and certain of our executive officers and directors in the first quarter of fiscal 2005. The complaints were consolidated in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. After the court granted our motion to dismiss without prejudice, plaintiffs filed a second amended complaint. That complaint alleged that the defendants violated the federal securities laws by making certain inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering of approximately $103.4 million of our common stock. In September 2006, the Court dismissed that complaint with prejudice. The plaintiffs appealed to the Ninth Circuit Court of Appeals. In April 2008, the Ninth Circuit reversed the dismissal of the Second Amended Complaint. We sought rehearing which was denied and rehearing en banc which was also denied. We obtained a stay of the mandate from the Ninth Circuit and will file a certiorari petition with the United States Supreme Court by September 22, 2008. The plaintiffs seek unspecified damages. A potential loss or range of loss that could arise from these cases is not estimable or probable at this time.

Breach of Contract Complaint

In June 2008, a complaint was filed against Merix Caymans Trading Company Ltd. by Clark Sales, LLC, Case No. 2:08-CV-12551-MOR-VMM, in the United States District Court, Eastern District of Michigan. The complaint alleges breach of contract in relation to payment of post-termination commissions. The plaintiffs seek damages in excess of $4 million. We believe that the court has no jurisdiction to hear the claim and that the claims have no merit. A hearing is scheduled on October 31, 2008.

We have not created any reserve for potential liability for settlements or judgments on the claims discussed above because the potential liability is neither probable nor estimable. Even when we record a liability, the amount of our estimates of costs or liabilities may be subsequently revised. In addition to the direct costs of litigation, pending or future litigation could divert management’s attention and resources from the operation of our business. Accordingly, our operating results and financial condition could be adversely affected.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices

Our common stock is quoted on the NASDAQ Global Market under the symbol MERX. The high and low sales prices of our common stock as quoted by the NASDAQ Global Market for the past two fiscal years were as follows:

Fiscal 2008	High	Low
Quarter 1	$8.52	$5.66
Quarter 2	7.15	5.57
Quarter 3	5.70	2.34
Quarter 4	2.65	1.86

Fiscal 2007	High	Low
Quarter 1	$12.05	$8.35
Quarter 2	14.05	8.34
Quarter 3	9.76	8.37
Quarter 4	9.02	7.13

The approximate number of beneficial shareholders and shareholders of record at August 1, 2008 was 3,200 and 150, respectively.

Dividends

We have never declared or paid any cash dividends on our common stock. Our Revolving Credit Agreement described more fully in Note 13 to the Consolidated Financial Statements contains covenants prohibiting payment of dividends, except distributions to minority interest holders for our subsidiaries in China. We do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph presents cumulative five-year shareholder returns on an indexed basis, assuming a $100 initial investment and reinvestment of dividends, the common stock of Merix Corporation, a broad-based equity market index (the NASDAQ Composite U.S. Index) and an industry-specific peer group index (Standard Industrial Code Classification (SIC) 3672 – Printed Circuit Design). This information is considered “furnished” with the Securities and Exchange Commission and not “filed.” Historical stock price performance should not be relied upon as indicative of future stock price performance.

Cumulative Total Return	May 2003	May 2004	May 2005	May 2006	May 2007	May 2008
Merix Corporation	100.00	186.09	126.09	167.30	129.91	43.48
NASDAQ Composite	100.00	126.84	132.55	142.34	171.47	165.82
Peer Group – SIC 3672	100.00	157.32	121.20	152.28	106.35	76.46

Item 6.	Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share amounts)	2008	2007	2006	2005	2004
Statement of Operations Data(1)
Net sales	$378,637	$400,496	$303,978	$186,994	$156,400
Gross profit	44,602	71,927	53,584	23,789	19,975
Severance and impairment charges(2)(3)	15,686	81,414	1,135	—	—
Income (loss) from continuing operations	(25,551)	(71,915)	1,609	(2,610)	28
Loss from discontinued operations, net of tax	—	(517)	(177)	—	—
Net income (loss)	(25,551)	(72,432)	1,432	(2,610)	28

Basic income (loss) per share from continuing operations	$(1.22)	$(3.52)	$0.08	$(0.14)	$—
Basic loss per share from discontinued operations	—	(0.03)	(0.01)	—	—

Basic net income (loss) per share	$(1.22)	$(3.55)	$0.07	$(0.14)	$—

Diluted income (loss) per share from continuing operations	$(1.22)	$(3.52)	$0.08	$(0.14)	$—
Diluted loss per share from discontinued operations	—	(0.03)	(0.01)	—	—

Diluted net income (loss) per share	$(1.22)	$(3.55)	$0.07	$(0.14)	$—

Shares used in basic per share calculations	21,019	20,406	19,519	19,224	16,194
Shares used in diluted per share calculations	21,019	20,406	19,715	19,224	16,830

	2008	2007	2006	2005	2004
Balance Sheet Data
Cash and cash equivalents	$5,728	$17,175	$12,280	$9,130	$7,355
Short-term investments	—	9,025	18,525	68,555	117,175
Accounts receivable, net	73,153	76,825	75,277	37,338	30,051
Working capital	41,453	70,066	59,544	99,461	138,847
Total assets	267,441	286,857	378,930	253,941	250,181
Long-term debt	70,000	78,035	98,732	27,000	25,000
Shareholders’ equity	113,774	138,444	202,125	198,011	198,415

(1)	Includes the results of Merix Asia from September 29, 2005 and the results of Merix San Jose from December 10, 2004. See Note 3 of Notes to Consolidated Financial Statements.
(2)	Severance and impairment charges in fiscal 2008 included the following:

•	a $1.6 million charge for severance costs and $0.2 million in asset impairments related to the closure of our Hong Kong facility and other restructuring actions at Merix Asia;

•

$13.5 million in charges related to the closure of our Wood Village facility, including $12.3 million in asset impairments and other restructuring costs and $1.2 million related to severance payments; and

•	a $0.4 million charge for severance costs related to executive termination. See Note 17 of Notes to Consolidated Financial Statements for additional information.

(3)	Severance and impairment charges in fiscal 2007 included the following:

•	a $1.5 million charge for severance, primarily related to our former Chief Executive Officer;

•

a $26.6 million impairment charge in the fourth quarter of fiscal 2007 related primarily to the property, plant and equipment and land use rights of our Hong Kong facility. In addition, it includes a $0.2 million charge related to specific assets at our Oregon facility which were determined to have limited future use. See Note 17 of Notes to Consolidated Financial Statements for additional information; and

•

a $53.3 million charge in the fourth quarter of fiscal 2007 for goodwill impairment, which included $14.2 million for Merix San Jose and $39.1 million for our Merix Asia operations. See Note 17 of Notes to Consolidated Financial Statements for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global manufacturing service provider of technologically advanced printed circuit boards (PCBs) for original equipment manufacturer (OEM) customers and their electronic manufacturing service (EMS) providers. Our principal products are complex multi-layer rigid PCBs, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The market segments we serve are primarily in commercial equipment in the communications and networking, computing and peripherals, test, industrial and medical, defense and aerospace and automotive markets. Our markets are generally characterized by rapid technological change, high levels of complexity and short product life cycles, as new and technologically superior electronic equipment is continually being developed.

Electronic equipment progresses through a product life cycle with stages that require differing manufacturing capabilities. In the design phase, the customer requires very compressed lead times to shorten their products time to market. Ramping to volume, the customer requires flexibility and high quality production and as the product matures the customer requires high quality, reliable, low cost manufacturing. Historically, manufacturers procured PCBs from multiple vendors in various geographies to meet the requirements of a product’s life cycle. Each PCB vendor transition introduces incremental time, cost and risk. Today, our strategy is to offer global PCB manufacturing to our customers with quick-turn and volume high-technology production in the United States as well as lower-cost production solutions in Asia. This capability is the foundation of our unique value proposition that provides a seamless interface for our customers as their products transition life cycles which minimizes their risk and cost and reduces time to market.

We fulfill our value proposition by leveraging the following manufacturing facilities:

•	Merix Oregon – our Oregon manufacturing facility provides quality quick turn and volume manufacturing services for mid- to high-technology PCBs.

•

Merix San Jose – our San Jose manufacturing facility is ideally located in Silicon Valley to provide quick turn manufacturing services for design and prototype applications of mid- to high-technology PCBs.

•

Merix Asia – our Asian manufacturing facilities give us access to the growing lower-cost Asian manufacturing environments. We have two facilities located in China. Our factory in Huizhou provides high quality lower technology PCBs primarily to automotive customers, while our Huiyang facility is targeted at mid- to high-technology production and is more closely aligned with our capabilities in the United States.•

In order to more closely align our manufacturing facilities with our strategic objectives, in fiscal 2008 we undertook certain restructuring programs more fully described under the heading “Severance, Impairment and Restructuring Charges” below. In fiscal 2008 we also commenced an expansion of our Huiyang facility in China which when complete will significantly increase the technological capabilities to better match the technology requirements of our North American and European customer bases and will more than double our production capacity in China.

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

Markets and Customers

The following table presents the percentage of net sales, by segment, for significant customers comprising greater than 10% of total net sales:

	Cisco						Motorola
	2008		2007		2006		2008	2007		2006
Merix Oregon	24%		28%		32%		14%	18%		13%
Merix San Jose	*	(1)	*	(1)	*	(1)	* (1)	*	(1)	*	(1)
Merix Asia	*	(1)	*	(1)	*	(1)	8%	*	(1)	*	(1)

Consolidated	11%		15%		20%		10%	11%		6%

(1)	Less than 1%

Approximately 55%, 51% and 53%, respectively, of our OEM sales in fiscal 2008, 2007 and 2006 were made to EMS providers. Although our contractual relationship is with the EMS provider, most of our shipments to EMS providers are directed by OEMs that negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several EMS providers and are awarded incremental discretionary orders directly from some of them. We expect these discretionary orders to increase in the future as we strengthen our direct relationships with these EMS providers.

Backlog

Backlog comprises purchase orders received and, in some instances, forecast requirements released for production under customer contracts. Backlog shippable within the next 90 days totaled $66.3 million and $56.2 million at May 31, 2008 and May 26, 2007, respectively. The increase in backlog was driven primarily by an increase in lead times for Merix Oregon as a result of the closure of our Wood Village facility in the fourth quarter of fiscal 2008.

Customers may cancel or postpone all scheduled orders, in most cases without penalty. Therefore, backlog may not be a meaningful indicator of future financial results.

Results of Operations

Fiscal 2008 consisted of 53 weeks, whereas fiscal 2007 and fiscal 2006 each consisted of 52 weeks. Accordingly, the results of operations for fiscal 2008 contain one additional week of activity as compared to fiscal 2007 and fiscal 2006. The following table sets forth our results of operations (in thousands).

	2008	2007	2006
Net sales	$378,637	$400,496	$303,978
Cost of sales	334,035	328,569	250,394

Gross profit	44,602	71,927	53,584
Engineering	8,553	8,061	6,640
Selling, general and administrative	40,963	44,477	32,628
Amortization of intangible assets	2,305	2,745	3,105
Severance charges	3,188	1,476	658
Impairment charges – fixed assets and other	12,498	26,627	477
Impairment charges – goodwill	—	53,311	—

Operating income (loss)	(22,905)	(64,770)	10,076
Other income (expense), net	21	(4,994)	(7,635)

Income (loss) from continuing operations before income taxes and minority interests	(22,884)	(69,764)	2,441
Income tax expense	1,502	1,412	460
Minority interest in net income of consolidated subsidiaries	1,165	739	372

Income (loss) from continuing operations	$(25,551)	$(71,915)	$1,609

The following table sets forth our results of operations data as a percentage of net sales.

	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	88.2	82.0	82.4

Gross profit	11.8	18.0	17.6
Engineering	2.3	2.0	2.2
Selling, general and administrative	10.8	11.1	10.7
Amortization of intangible assets	0.6	0.7	1.0
Severance charges	0.8	0.4	0.2
Impairment charges – fixed assets and other	3.3	6.6	0.2
Impairment charges – goodwill	—	13.3	—

Operating income (loss)	(6.0)	(16.2)	3.3
Other income (expense), net	0.0	(1.2)	(2.5)

Income (loss) from continuing operations before income taxes and minority interests	(6.0)	(17.4)	0.8
Income tax expense	0.4	0.4	0.2
Minority interest in net income of consolidated subsidiaries	0.3	0.2	0.1

Income (loss) from continuing operations (1)	(6.7)%	(18.0)%	0.5%

(1)	Percentages may not subtotal due to rounding.

Our results of operations in fiscal 2008 reflect the impact of a number of challenges faced during the year. Net sales of $378.6 million decreased $21.9 million, or 5.5% compared to fiscal 2007, primarily due to the impact of the cyclicality experienced in the PCB markets and the closure of our Wood Village, Oregon factory in the fourth quarter of fiscal 2008. The decrease in sales volumes affected factory utilization rates and as a result gross margin decreased from 18.0% of net sales in fiscal 2007 to 11.8% in fiscal 2008. Operating expenses, exclusive of severance and impairment charges, have decreased by $3.5 million, or 6.3%. We have taken steps to restructure our business, including the closure of our Hong Kong and Wood Village, Oregon facilities as well as made significant investments in our Huiyang, China facility and a global ERP system. In addition, we have streamlined many of our administrative processes resulting in the previously mentioned operating expense reductions. We believe that these and other actions, assuming improved markets, will enable us to return to profitability on a quarterly basis in fiscal 2009.

Net sales

Net sales decreased $21.9 million, or 5.5%, to $378.6 million in fiscal 2008 compared to $400.5 million in fiscal 2007, and increased $96.5 million, or 31.8% in fiscal 2007 compared to $304.0 million in fiscal 2006.

Net sales in fiscal 2008 were negatively affected by cyclicality in the North American PCB industry. The North American PCB industry is highly cyclical and has cycles that generally last between 12 and 24 months. Further, the variations between peak and trough demand often fluctuate by 20% to 25%, thus causing revenues to vary significantly depending on the market cycle. The decrease in net sales in fiscal 2008 primarily reflected changes in the macro business cycles and, to a lesser extent, the impacts related to the closure of our Wood Village facility. During fiscal 2007, market demand for PCBs was viewed by most industry analysts as being at or near the top of the last business cycle. In contrast, the fiscal 2008 overall PCB demand was much lower, particularly for North American produced products. Our Oregon and San Jose segments were affected most by the decrease in demand for North American full lead time production. Partially offsetting the decrease in demand in North American production was an increase at our Asia segment, as described in more detail below.

During fiscal 2006, we acquired Merix Asia on September 29, 2005. The timing of the acquisition, combined with the one-month lag in accounting for this segment (see Note 1 of Notes to Consolidated Financial Statements), means that these operations were only included in fiscal 2006 for 29 weeks, whereas in fiscal 2007 and fiscal 2008, the results of Merix Asia’s operations were included in our results of operations for the entire year. This is the primary reason for the variation in revenue, cost of sales, gross profit and operating expenses in fiscal 2007 compared to fiscal 2006.

Our fiscal 2007 revenues also reflected improvements in unit sales and pricing at certain segments as detailed below, as well as increases in quick-turn and premium service revenues as compared to fiscal 2006. Quick-turn and premium revenues include revenues from products that sell at a premium over our standard base price as a result of rapid prototype manufacturing or the request by our customers to compress lead-time for higher volume orders.

Segment Information

Net sales by segment were as follows (in thousands):

	2008	2007	2006
Merix Oregon	$169,715	$210,044	$193,262
Merix San Jose	33,487	35,303	32,256
Merix Asia	175,435	155,149	78,460

	$378,637	$400,496	$303,978

Per Unit Information

Selected statistical information is summarized below. We define “unit” as the number of panels. Percentage increases (decreases) in unit volume and pricing were as follows:

	Fiscal 2008 Compared to Fiscal 2007	Fiscal 2007 Compared to Fiscal 2006
Merix Oregon:
Unit volume	(14.1)%	(2.0)%
Average unit pricing	(6.0)%	10.9%

Merix San Jose:
Unit volume	(13.0)%	(9.3)%
Average unit pricing	9.0%	20.6%

Merix Asia:
Unit volume	(2.9)%	74.8%
Average unit pricing	16.5%	13.1%

Overall:
Unit volume	(4.0)%	43.9%
Average unit pricing	(1.5)%	(8.5)%

Merix Oregon

The decrease in unit volume at Merix Oregon in fiscal 2008 compared to fiscal 2007 was primarily due to lower North American demand caused by the cyclicality that is inherent in the PCB industry. In addition, net sales in fiscal 2008 were reduced due to lower capacity resulting from the closure of our Wood Village facility in the fourth quarter of fiscal 2008. To a lesser extent, unit volume declined in fiscal 2008 due to North American production transitioning to either Merix Asia or to other lower-cost offshore competitors.

The decrease in average unit pricing in fiscal 2008 compared to fiscal 2007 was due to a number of factors including a decrease in the average panel layer count as well as a decrease in the volume of quick turn and premium services revenue that typically carries a higher market price when compared to full lead time. The reduction in compressed lead time volume is accelerated in the softer periods of market cyclicality along with Oregon factory constraints in the latter half of the fiscal year resulting from the temporary capacity restraints coming from the Wood Village closure.

The decrease in unit volume at Merix Oregon in fiscal 2007 compared to fiscal 2006 resulted primarily from the effect in the second half of fiscal 2007 of the cyclicality that is inherent in the PCB industry.

Merix San Jose

Unit volumes at Merix San Jose decreased in fiscal 2008 compared to fiscal 2007 due primarily to market cyclicality. The effect of the market downturn was partially offset by an increase in average unit pricing. The increase in average unit pricing was due primarily to our efforts to grow the volume of less than 10-day lead time products, which inherently carry a higher price premium compared to longer lead time work. We intend to continue to shorten average San Jose lead times to drive increased panel prices.

Unit volume at Merix San Jose decreased while average pricing increased in fiscal 2007 compared to fiscal 2006 due primarily to an increase in higher technology high-density interconnect (HDI) panel shipments, which garner higher pricing and utilize higher capacity when compared to standard panels.

Merix Asia

The increase in net sales at Merix Asia in fiscal 2008 compared to fiscal 2007 was primarily due to a 16.5% increase in the average unit price. Average unit prices increased primarily as a result of targeted growth in sales of higher priced, higher technology, higher layer count panels that were enabled by successfully increasing the technological capabilities of our Asia factories and the increased awareness of our customer base about our manufacturing capabilities. To a lesser extent, price increases on certain legacy products to improve the overall profitability of the book of business also increased our average unit pricing. Unit volume decreased 2.9% as growth in sales of the higher technology parts were offset by targeted decreases of lower layer count parts. This strategy reduced panel shipments while increasing the average layer count, resulting in higher value, higher profit parts shipments.

During the second and third quarters of fiscal 2008, we closed our outer-layer portion of the Hong Kong facility and shifted that work to our China facilities. We did not lose any significant business as a result of this closure. The full closure of the Hong Kong Factory occurred on March 31, 2008.

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

The orders existing at the time of purchasing Merix Asia were heavily weighted to the automotive industry and computing and peripherals market, which are generally lower technology and/or lower margin businesses. We purposely began shifting the Merix Asia order mix to higher technology, higher gross margin customers, which contributed to the increase in average unit pricing in Asia in fiscal 2007 compared to fiscal 2006. In addition, in the second half of fiscal 2007, we were able to increase prices for a portion of our book of business to help absorb a portion of the increased copper laminate costs, which occurred primarily in the first two quarters of fiscal 2007.

Net Sales by End Market

The following table shows, for the periods indicated, the amount of net sales to each of our principal end-user markets and their percentage of our consolidated net sales (dollars in thousands):

	2008		2007		2006
Communications & Networking	$159,535	42.1%	$176,756	44.1%	$158,146	52.0%
Automotive	79,838	21.1%	73,677	18.4%	43,171	14.2%
Computing & Peripherals	32,111	8.5%	54,132	13.5%	34,298	11.3%
Test, Industrial and Medical	40,866	10.8%	34,140	8.5%	27,196	9.0%
Defense & Aerospace	26,468	7.0%	19,827	5.0%	10,670	3.5%
Other	39,819	10.5%	41,964	10.5%	30,497	10.0%

	$378,637	100.0%	$400,496	100.0%	$303,978	100.0%

The $17.2 million or 10% decrease in communications & networking in fiscal 2008 compared to fiscal 2007 was due primarily to the cyclicality of the North American market discussed above, the ultimate demand for our customers’ products, lower average selling prices, as well as the loss of certain North American business to Asian competitors. Our business plans anticipate regaining some of the lost business once our China factories increase their capacity and capabilities, which is anticipated in the first half of fiscal 2009.

The $6.2 million or 8% increase in automotive in fiscal 2008 compared to fiscal 2007 was due primarily to management’s fiscal 2007 decision to disengage from certain unprofitable automotive programs and parts that reduced revenue in fiscal 2007. These unprofitable programs have since been replaced by additional automotive revenue that is more profitable.

The $22.0 million or 41% decrease in computing & peripherals during fiscal 2008 compared to fiscal 2007 was due to similar factors as discussed for the decrease in Communications & Networking, but were also negatively affected by management’s fiscal 2007 decision to disengage from certain unprofitable business that was being produced by Merix Asia, coupled with a temporary sharp increase in demand from one customer in the first half of fiscal 2007 that has not since been repeated.

The increases in test, industrial & medical and defense & aerospace of $6.7 million (20%) and $6.6 million (33%), respectively, in fiscal 2008 compared to fiscal 2007 were due primarily to our deliberate efforts to penetrate these markets both to diversify our customer base and grow revenue, as well as overall market growth in the Defense & Aerospace segment.

The $2.1 million or 5% decrease in net sales to Other end markets in fiscal 2008 compared to fiscal 2007 was primarily driven by the cyclicality of the PCB market.

The growth in the automotive, computing & peripherals and other markets in fiscal 2007 compared to fiscal 2006 resulted from the addition of Merix Asia on September 29, 2005. We also targeted the higher-technology defense & aerospace markets as a platform for Merix North America’s growth, which contributed to the 86% increase in sales in fiscal 2007 compared to fiscal 2006. Communications & networking net sales in fiscal 2007 grew by 12% compared to fiscal 2006 as fiscal 2007 represented a peak in the demand cycle for PCBs. Net sales to that market decreased as a percentage of total net sales due to the diversification of our markets and customers that resulted from the Merix Asia acquisition in fiscal 2006.

Net Sales by Geographic Region

In fiscal 2008, 2007 and 2006, net sales to customers outside the United States totaled 36%, 37% and 41% of net sales, respectively. See Note 19 of Notes to Consolidated Financial Statements.

Cost of Sales and Gross Profit

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead.

A number of costs, including those for labor, utilities and manufacturing supplies, incurred by our plants in China are denominated in Chinese renminbi. Strengthening or weakening of the Chinese renminbi relative to the U.S. dollar affects our cost of sales and profitability. Recent increases in the value of the Chinese renminbi relative to the U.S. dollar have caused the costs of our Chinese operations to increase as stated in U.S. dollars.

Cost of sales increased $5.5 million, or 1.7%, to $334.0 million in fiscal 2008 compared to $328.6 million in fiscal 2007 and increased $78.2 million, or 31.2%, in fiscal 2007 compared to $250.4 million in fiscal 2006.

Gross profit by segment was as follows (in thousands):

	2008	2007	2006
Merix Oregon	$17,607	$47,370	$34,848
Merix San Jose	7,111	10,327	8,810
Merix Asia	19,884	14,230	9,926

	$44,602	$71,927	$53,584

Our gross margin as a percentage of net sales by segment was as follows:

	2008	2007	2006
Merix Oregon	10.4%	22.6%	18.0%
Merix San Jose	21.2%	29.3%	27.3%
Merix Asia	11.3%	9.2%	12.7%
Overall	11.8%	18.0%	17.6%

Merix Oregon

Our gross margin (both in whole dollars and as a percentage of net sales) at Merix Oregon decreased in fiscal 2008 compared to fiscal 2007 primarily due to lower demand and pricing referenced earlier. These factors affected the factory utilization rates which, along with lower average selling prices, contributed to the decrease in gross profit. Factory margins are heavily influenced by factory utilization rates because the cost structure needed to produce PCBs is heavily weighted to fixed or step-variable costs. Thus, lower demand resulted in lower utilization rates and decreases in gross margin as a percentage of net sales. Our fixed cost levels were somewhat mitigated within the year as a result of our fourth quarter closure of our Wood Village, Oregon inner layer production facility which reduced our fixed costs base by approximately $7 million on an annualized basis.

The increase in fiscal 2007 gross margin as a percentage of net sales for Merix Oregon compared to fiscal 2006 primarily related to improved market demand and increased unit prices, as well as a shift in mix to sales of more profitable products as discussed above. We also increased our mix of HDI products, which are more difficult to manufacture and command higher prices than our more traditional PCB business. These increases were partially offset by increases in raw material prices, primarily copper laminate. The effect on Merix Oregon due to the increases in copper laminate prices was not as significant as it was for Merix Asia as copper laminate is a smaller percentage of the overall product cost at Merix Oregon than at Merix Asia. In addition, Merix Oregon was more successful in the passing along of the increases in copper costs through higher unit pricing.

Merix San Jose

Our gross margins at Merix San Jose decreased in fiscal 2008 compared to fiscal 2007 due primarily to lower demand impacting the factory utilization rates. The downturn in the business cycle discussed above also negatively affected both selling prices and gross margins at Merix San Jose in fiscal 2008. Additionally, labor costs increased by $1.7 million due to primarily to labor rate increases associated with adjustments to compensation and benefit levels in North America to align with local markets.

The increase in gross margin as a percentage of net sales at Merix San Jose in fiscal 2007 compared to fiscal 2006 was consistent with the reasons discussed for Merix Oregon above.

Merix Asia

Our gross margin at Merix Asia increased primarily as a result of improvements in the product mix, as well as better factory utilization rates at the China-based facilities. In addition, we have been able to adjust our unit pricing in fiscal 2008 to reflect the increased copper pricing, which occurred during the first half of fiscal 2007. One of the primary strategies in acquiring Merix Asia was to eliminate lower-margin and unprofitable business while growing higher-margin, higher-technology business in Asia that was enabled by Merix North America business and manufacturing process knowledge. This new business has been termed “synergy business.” Synergy business as a percentage of total Merix Asia sales increased to 28% of net sales in fiscal 2008 from 16% in fiscal 2007 and 5% in fiscal 2006. Synergy business represents sales of products that were not sold by Merix Asia prior to our acquisition and that are enabled by our North America sales force. We anticipate that synergy business will continue to grow as a percentage of Merix Asia’s total net sales, even with the closure of our Hong Kong facility. We estimate that approximately 15% of the synergy revenue was from products previously manufactured at our Oregon factories, with the remainder being incremental business from new or existing North American customers. We also gained efficiencies in the fourth quarter of fiscal 2008 related to the closing of the outer layer portion of our Hong Kong facility and the transfer of that work to our China facilities that will have a more significant impact on our fiscal 2009 results.

The decrease in gross margin as a percentage of net sales for Merix Asia in fiscal 2007 compared to fiscal 2006 primarily related to higher raw material costs, principally copper laminate, which was affected by a sharp rise in copper prices. Merix Asia also incurred increased outsourcing costs in fiscal 2007 in order to meet demand from its growing revenue base.

Engineering Costs

Engineering costs include indirect labor, materials and overhead to support customer design and the development of new manufacturing processes required to meet our customers’ technology requirements, as well as to support our current manufacturing processes.

Engineering costs increased $0.5 million, or 6.1%, to $8.6 million in fiscal 2008 compared to $8.1 million in fiscal 2007 and increased $1.4 million, or 21.4%, in fiscal 2007 compared to $6.6 million in fiscal 2006.

The increase in fiscal 2008 compared to fiscal 2007 was due primarily to increases in headcount as we refilled positions that were left open from turnover in previous periods. Additionally, as fiscal 2008 consisted of 53 weeks, the results include an additional week of expense.

The increase in fiscal 2007 compared to fiscal 2006 was primarily due to having a full year of activity at Merix Asia in fiscal 2007.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs include indirect labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

SG&A costs decreased $3.5 million, or 7.9%, to $41.0 million in fiscal 2008 compared to $44.5 million in fiscal 2007 and increased $11.9 million, or 36.3%, in fiscal 2007 compared to $32.6 million in fiscal 2006.

The decrease in fiscal 2008 compared to fiscal 2007 was primarily due to the combination of restructuring efforts completed during fiscal 2008 and our planned focus on consolidation and centralization of shared functional services across our segments. We also undertook a realignment of our arrangements with outside sales representatives, which decreased our commission expense in fiscal 2008.

The increase in fiscal 2007 compared to fiscal 2006 was primarily related to the addition of Merix Asia, increased salaries and related costs due to an increase in corporate headcount to support global operations, a $0.7 million signing bonus for our new CEO and increased share-based compensation due to the adoption of SFAS No. 123(R) in the first quarter of fiscal 2007. In addition, fiscal 2007 included increased Sarbanes Oxley (SOX) compliance fees due to the initial implementation of SOX in Merix Asia and increased legal fees related to securities litigation.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets was $2.3 million, $2.7 million and $3.1 million, respectively, in fiscal 2008, 2007 and 2006.

The $0.4 million decrease in both fiscal 2008 and fiscal 2007 compared to the prior fiscal year was primarily because Merix San Jose customer intangibles were fully amortized midway through fiscal 2007.

Our identifiable intangible assets balance at May 31, 2008 was $8.9 million and current amortization is approximately $0.5 million per quarter.

Severance, Impairment and Restructuring Charges

Total severance, impairment and restructuring charges were as follows (in thousands):

	2008	2007	2006
Merix Oregon impairment charges – fixed assets and other	$12,272	$214	$477
Merix Oregon severance charges	1,192	—	658
Merix Asia impairment charges – fixed assets and other	226	26,414	—
Merix Asia impairment charges – goodwill	—	39,151	—
Merix Asia severance charges	1,631	—	—
Merix San Jose impairment charges – goodwill	—	14,159	—
CEO and other executive severance and related costs	365	1,476	—

	$15,686	$81,414	$1,135

Fiscal 2008 charges

In the fourth quarter of fiscal 2008, we completed the closure of our Hong Kong facility in a restructuring action undertaken to consolidate our Asian operations at our lower-cost facilities in China. In connection with this restructuring action, we recorded approximately $0.2 million in asset impairment charges and $1.4 million in severance and related costs, excluding amounts to be paid out to certain employees employed under a continuous contract for not less than five years (the Long Service Payment Plan). Additionally, we incurred severance costs totaling $0.2 million due to other restructuring actions at Merix Asia in fiscal 2008. We paid approximately $1.5 million in severance and related costs by the end of fiscal 2008. Remaining severance costs totaling $0.1 million are included in current liabilities on the consolidated balance sheet at May 31, 2008 and are expected to be paid in the first half of fiscal 2009.

In the fourth quarter of fiscal 2008, we also completed the closure of our manufacturing facility located in Wood Village, Oregon under a plan to transition production from the Wood Village facility to our manufacturing facilities located in Forest Grove, Oregon and Huiyang, China. Overall Oregon inner layer production capacity was reduced by approximately 40% and panel capacity was reduced by approximately 20%. The decision to close the facility was brought about by a number of factors including:

•	continued migration of traditional Merix business to Merix Asia as well as other Asian-based competitors; and

•	continued erosion of Merix’ North American gross margins over the past two fiscal years, believed to result in part from the cyclicality of the PCB industry.

The closure of the facility and other restructuring actions resulted in the elimination of approximately 180 positions. We recorded approximately $13.5 million in restructuring charges related to the closure of the of the Wood Village facility, as well as other restructuring actions, comprising $12.3 million in asset impairments and other costs, including lease termination costs and adjustments to the asset retirement obligation accrual for the Wood Village lease, and $1.2 million related to severance. In April 2008, we entered into an agreement to sublease the facility commencing in the first quarter of fiscal 2009. Except for the $0.9 million asset retirement obligation included as a component of other current liabilities, all other cash expenses related to this restructuring have been paid. With the sublease in place, we do not expect to incur material charges in future quarters related to the closure of this facility.

In the third quarter of fiscal 2008, we terminated our Executive Vice President of Global Operations. In accordance with the executive employment agreement related to this termination, we recorded $0.4 million of severance and related costs which were paid in the fourth quarter of fiscal 2008.

Fiscal 2007 charges

In the fourth quarter of fiscal 2007, due to continuing and forecasted future operating losses, we performed an impairment analysis pursuant to SFAS No. 144. We primarily utilized market value analyses to determine the fair value of the assets. Pursuant to this analysis, we recorded a $26.6 million impairment charge of which $26.4 million related primarily to the property, plant and equipment and land use rights for our Hong Kong facility.

Based on our fiscal 2007 review of the fair value of our Merix San Jose and Merix Asia operating segment net assets and their related book value, charges totaling $53.3 million for goodwill impairment were recorded as indicated in the above table. In estimating the fair value of the operating segments’ net assets, we utilized a present value of cash flow projections methodology. The declines in the estimated fair values of the operating segments resulted from lower historical operating results than previously anticipated and lower future estimated cash flows.

CEO and other executive severance and related costs totaling $1.5 million in fiscal 2007 comprised the following:

•	a lump-sum cash payment of $0.6 million and non-cash share-based compensation of $0.1 million related to the issuance of share-based awards upon the resignation of our former Chief Executive Officer;

•	$0.1 million for fees related to recruiting a new Chief Executive Officer;

•	$0.5 million of cash severance related to the resignation of Merix Asia’s Chief Executive Officer in the fourth quarter of fiscal 2007; and

•	$0.2 million of cash severance related to the termination of a Merix Asia senior manager.

Fiscal 2006 charges

During the first quarter of fiscal 2006, we implemented cost reduction actions that included the elimination of approximately 130 employee positions across our Company’s manufacturing and support organizations, predominantly in Oregon. We recorded a charge of $0.7 million related to severance costs and $0.5 million for the impairment of certain fixed assets.

See also Note 17 of Notes to Consolidated Financial Statements.

Interest Income

Interest income decreased $0.6 million to $0.8 million in fiscal 2008 compared to $1.4 million in fiscal 2007 and $1.8 million in fiscal 2006.

The reduction in interest income in fiscal 2008 compared to fiscal 2007 was primarily due to lower average cash and investment balances due to cash used for the expansion of our facility in Huiyang, China and, to a lesser extent, the impact of the decrease in market interest rates in fiscal 2008 compared to the prior year.

The reduction in interest income in fiscal 2007 compared to fiscal 2006 was due primarily to lower average cash and investment balances due to cash used for the acquisition of Merix Asia in September 2005, as well as cash used for the repayment of $16.1 million of principal on our outstanding debt in fiscal 2007.

Interest Expense

Interest expense decreased to $4.1 million in fiscal 2008 compared to $5.4 million and $6.1 million in fiscal 2007 and 2006, respectively.

The decrease in fiscal 2008 compared to fiscal 2007 was due primarily to the repayment of $16.1 million of debt in the first three quarters of fiscal 2007, as well as a $3.4 million reduction in our $11.0 million subordinated promissory note in connection with the reduction in the purchase price of Merix Asia in the second quarter of fiscal 2007. Also, in the third quarter of fiscal 2008, we repaid $2.5 million on the subordinated promissory note and the remaining $5.1 million of outstanding principal was eliminated in exchange for us settling all past and any future claims against the note holder in relation to our Merix Asia acquisition.

The decrease in fiscal 2007 compared to fiscal 2006 was due to lower overall borrowing costs resulting from the refinancing of a portion of the Merix Asia acquisition debt with the lower-cost convertible bond offering in May 2006. Borrowing levels were also reduced in part by cash generated from operations, which was used to repay a portion of the outstanding borrowings. Interest expense in fiscal 2007 also included the reversal of $0.3 million of previously accrued interest due to a reduction in the principal amount of our subordinated promissory note from $11.0 million to $7.6 million upon the reduction in the purchase price of Merix Asia, which occurred in the second quarter of fiscal 2007.

Debt Extinguishment Costs

Debt extinguishment costs of $0.5 million in fiscal 2008 related to the replacement of our $55 million revolving line of credit facility. Debt extinguishment costs of $1.8 million in fiscal 2006 related to the early redemption of our $25 million, 6.5% Convertible Debenture due May 2007, the prepayment of our $25 million Asia Term Loan and the prepayment of our $5 million Asia Revolving Loan.

Gain on Settlement of Debt

Under the terms of the subordinated note payable related to the Merix Asia acquisition, a principal payment of approximately $2.1 million would ordinarily have been due December 1, 2007. However, we exercised our rights under the subordinated note not to make this payment due to Merix’ claims against the seller. On January 25, 2008, we settled these claims and made a payment of $2.5 million to settle all remaining obligations under the subordinated promissory note. The remaining balance of $5.1 million outstanding on the subordinated note payable was eliminated in exchange for us releasing the seller from all past and any future claims relating to the Merix Asia acquisition. We do not expect any of the other settlement terms to have a material impact on our results of operations or financial position.

Other Income (Expense), net

Net other expense increased $0.3 million to $1.3 million in fiscal 2008 compared to $1.0 million in fiscal 2007, due primarily to increased loss on foreign currency transactions related to the devaluation of the U.S. dollar compared to the Chinese renminbi.

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

In fiscal 2008, 2007 and 2006, our effective income tax rate was (6.6%), (2.0%) and 18.8%, respectively.

Our effective income tax rate in fiscal 2008 differs from tax computed at the federal statutory rate primarily as a result of our mix of earnings in various tax jurisdictions, the diversity in income tax rates, interest accrued on the potential liability for uncertain tax positions pursuant to FIN 48, and our continuous assessment of the realization of our deferred tax assets. The effective tax rate reflects current taxes expected to be paid in profitable jurisdictions and maintenance of valuation allowances in jurisdictions with cumulative losses or profitability risks. In fiscal 2008, we reversed a net $1.2 million of valuation allowance against certain Merix Asia deferred tax assets. This reversal is reflected on our financial statements as a $1.2 million increase in deferred tax assets, a $0.5 million decrease to goodwill and a $1.0 million decrease to tax expense. In addition, we recorded $2.9 million in potential liability for uncertain tax positions related to the adoption of FIN 48. This is reflected as a $0.7 million increase to goodwill, a $1.8 million charge to beginning accumulated deficit, and a $0.4 million increase to income tax expense.

Our effective income tax rate in fiscal 2007 differed from tax computed at the federal statutory rate primarily due to various nondeductible charges relating to foreign activities, specifically the impairment of goodwill, certain interest and intercompany transactions and tax losses incurred by some foreign entities for which no benefit has been realized due to increasing the valuation allowance against the related deferred tax asset.

Our effective income tax rate in fiscal 2006 differed from tax computed at the federal statutory rate primarily as a result of our mix of profit and loss earned in various tax jurisdictions with a broad range of income tax rates, the release of a valuation allowance against deferred tax assets and the utilization of net operating loss carryforwards.

We indefinitely reinvest the cumulative undistributed earnings of our foreign subsidiaries. We will provide for U.S. income taxes on the earnings of foreign subsidiaries to the extent foreign subsidiaries have positive taxable earnings and they are not considered indefinitely reinvested outside of the U.S. At May 31, 2008, the cumulative earnings and profits of foreign subsidiaries was a taxable deficit and there were no dividends from foreign subsidiaries during fiscal 2008. Accordingly, no U.S. income tax on earnings of foreign subsidiaries was provided.

China passed a unified enterprise income tax law in March 2007. The new law took effect on January 1, 2008. In the fourth quarter of fiscal 2007, the newly enacted rates were applied to the existing deferred tax balance and the related valuation allowance. As a result, the deferred tax balance increased by $1.1 million with an offsetting increase in the valuation allowance.

Discontinued Operations

On September 29, 2006, Merix Holding (Hong Kong) Limited (Merix Hong Kong) entered into an agreement with Citi-Power Investment Limited (Citi-Power) to sell Merix Hong Kong’s 90% shareholding interest in the Lomber single-sided manufacturing facility located in Huizhou City in the PRC (the Lomber Facility) for a nominal amount.

Also on September 29, 2006, Merix Hong Kong entered into an agreement with Excel Hero (China) Limited (EXCEL) to sell its 85.29% shareholding interest in its single-sided manufacturing facility located in Dongguan City in the PRC (the Dongguan Facility) for a nominal amount.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded the related assets and liabilities as current assets and liabilities on our balance sheet at the lower of their carrying amount or fair value, less cost to sell, upon being classified as discontinued operations. The combined net book value of the Dongguan and Lomber facilities was approximately $1.07 million upon their classification as discontinued operations and their fair value, less selling costs, was determined to be approximately $120,000. Accordingly, during the quarter ended November 25, 2006, we recorded an impairment charge of approximately $1.26 million as a component of loss from discontinued operations and a reversal of a portion of this impairment charge of $158,000 and $37,000, respectively, were recorded in the third and fourth quarters of fiscal 2007 upon final disposition of the Dongguan and Lomber facilities. The sale was completed in the fourth quarter of fiscal 2007.

The results of operations for the Dongguan and Lomber facilities have been reclassified as discontinued operations for all periods presented. Certain financial information related to discontinued operations was as follows (in thousands):

	2007	2006
Revenue	$8,597	$5,004
Net impairment related to assets of discontinued operations	(1,062)	—
Pre-tax loss	(470)	(177)

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of May 31, 2008 consisted of $5.7 million of cash and cash equivalents and $55.0 million available under our revolving bank credit agreement, described below. We expect our capital resources to be sufficient to fund our operations and known capital requirements for at least one year from May 31, 2008, although we may seek additional sources of funds.

We have a Loan and Security Agreement with Bank of America, N.A. (the Credit Agreement) which provides a revolving line of credit of up to $55.0 million based on a borrowing base calculated with respect to the value of accounts receivable, equipment, and real property. The Credit Agreement expires in February 2013. The obligations under the Credit Agreement are secured by substantially all of our U.S. assets. The borrowings bear interest based, at the Company’s election, on either the prime rate announced by Bank of America or LIBOR plus an applicable margin. As of May 31, 2008, no amounts were outstanding on the revolving line of credit. The Credit Agreement contains usual and customary covenants for credit facilities of this type, all of which we were in compliance with as of May 31, 2008.

In fiscal 2008, cash and cash equivalents and short-term investments decreased $20.5 million to $5.7 million as of May 31, 2008 from $26.2 million as of May 26, 2007 primarily as a result of the use of $28.4 million for the purchase of property, plant and equipment and the use of $2.9 million for the repayment of long-term borrowings and capital leases, offset by $13.1 million provided by operations (as described in more detail below).

Cash flows from operating activities totaled $13.1 million. Cash totaling $7.3 million was provided by net loss of $25.6 million, adjusted for $32.8 million in non-cash charges, primarily $21.0 million for depreciation and amortization and $13.1 million for impairment and non-cash restructuring charges. As discussed in more detail below, other significant changes in working capital generating $5.8 million in cash from operations in fiscal 2008 include $3.7 million from reductions in accounts receivable and $6.6 million from net increases in accounts payable and accrued liabilities, offset by consumption of $6.0 million in cash for an increase in other assets. Note that changes in working capital balances vary from cash flows from operations due to the impact of non-cash transactions on amounts reported in the consolidated balance sheets.

Accounts receivable, net of allowances for bad debts, decreased $3.7 million to $73.2 million as of May 31, 2008 from $76.8 million as of May 26, 2007, due primarily to reduced net sales volumes. Our days’ sales outstanding, calculated on a quarterly basis, was 76 days at May 31, 2008 and 75 days at May 26, 2007.

Prepaid and other current assets increased $5.9 million to $13.0 million as of May 31, 2008 compared to $7.1 million as of May 26, 2007. This was primarily due to a $4.4 million increase in prepaid value-added taxes (VAT) in foreign jurisdictions due to the timing difference of receiving a tax refund from the PRC local government for taxes paid to PRC local vendors for the purchase of materials.

Accounts payable and accrued liabilities reflected a net increase of $11.6 million to $75.6 million as of May 31, 2008 compared to $64.0 million as of May 26, 2007. This was primarily due to increased focus on improving the management of working capital, including an effort to purchase products and services on more favorable payment terms from our vendors.

Expenditures for property, plant and equipment of $28.4 million in fiscal 2008 primarily consisted of expenditures for the expansion and improvement of the process technology at our China-based facilities, improvement of the process technology and increasing the process speed of our North American facility and the continuing implementation of a company-wide ERP system. Planned capital expenditures in fiscal 2009 are approximately $16 to $18 million. Additional capital expenditures may be approved in fiscal 2009, but are dependent upon achievement of financial objectives. A significant portion of this spending is related to a project for expanding both the capacity and the technological capabilities of our Huiyang, China-based factory. We anticipate that this investment will allow us to expand margins and profitably grow our revenues in this region and accelerate Merix Asia’s technological capabilities to better support our customers’ needs. We are currently marketing for sale the location formerly housing our Hong Kong manufacturing operations.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of May 31, 2008 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Asset retirement obligations	$1,328	$873	$—	$—	$455
4% Convertible debenture	70,000	—	—	70,000	—
Operating lease obligations	9,419	2,010	3,618	1,673	2,118
Capital purchase obligations	6,735	6,735	—	—	—

	$87,482	$9,618	3,618	$71,673	$2,573

As discussed in Note 18 of Notes to Consolidated Financial Statements, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) on May 27, 2007. At May 31, 2008, the Company had a liability for unrecognized benefits for $2.9 million. We are unable to make a reasonably reliable estimate of when, or if, cash settlements with taxing authorities may occur.

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

Recently Issued Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonable possible that the estimates we make may change in the future.

Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	revenue recognition;

•	the allowance for doubtful accounts;

•	valuation of excess and obsolete inventories and idle facilities;

•	the valuation and impairment of long-lived assets;

•	the valuation and impairment of goodwill and other intangible assets;

•	share-based compensation;

•	warranty liabilities;

•	legal contingencies; and

•	accounting for income taxes.

Revenue Recognition

We recognize revenue upon the shipment of our products to the customer provided that we have received a purchase order, the price is fixed, title has transferred to the customer, collection of the resulting receivable is reasonably assured, product returns are reasonably estimable, there are no further customer acceptance requirements and there are no remaining significant obligations. Provisions for estimated sales returns and adjustments are made at the point of revenue recognition based on historical experience. Sales adjustments are charged against consolidated net sales.

Consignment sales are recognized at the time the consignee uses the consignment goods and all criteria of revenue recognition described above have been satisfied by the consignee.

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

See Note 17 of Notes to Consolidated Financial Statements for a discussion of impairment charges to long-lived assets in fiscal 2008, 2007 and 2006.

Valuation and Impairment of Goodwill and Other Intangible Assets

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and other identifiable intangible assets with indefinite lives are not amortized. Instead, they are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment exists. As required by SFAS No. 142, in our impairment test of goodwill, we compare the fair value of the applicable reporting unit to its carrying value. If the carrying value of the reporting entity exceeds the estimate of fair value, we record an impairment charge based on the excess of the carrying value of the goodwill over its estimated fair value. In the impairment tests for other indefinite-lived intangible assets, we compare the estimated fair value of the indefinite-lived intangible assets to the carrying value. If the carrying value exceeds the estimate of fair value, we calculate impairment as the excess of the carrying value over the estimate of fair value.

See Note 17 of Notes to Consolidated Financial Statements for information regarding goodwill impairment charges in fiscal 2007.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate that the carrying value may be impaired in accordance with SFAS No. 144, as discussed above.

Share-based Compensation

On May 28, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards granted to our employees and directors based on the estimated fair value of the award on the grant date. We elected to use the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation. Under this method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption over the remainder of the requisite service period. Our deferred share-based compensation balance of $1.1 million as of May 27, 2006, which was accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” was reclassified to common stock upon the adoption of SFAS No. 123(R).

We utilize the Black-Scholes Option Pricing Model to estimate the fair value of stock option awards, which requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of expense could be materially different in the future.

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

See Note 16 of Notes to Consolidated Financial Statements for additional information regarding our share-based compensation.

Warranty Liabilities

We generally warrant our products for a period of up to twelve months from the time of sale. However, in selected circumstances, Merix Asia grants longer warranty periods to certain customers of up to three years. We record a liability for the estimated cost of the warranty upon transfer of ownership of the products to the customer. The warranty liability is calculated based on historical experience of expenses resulting from the warranty program for the twelve preceding months for Merix Oregon and Merix San Jose and for the preceding three-year period for Merix Asia. We also accrue warranty liability for certain specifically identified items that are not covered by our assessment of historical experience.

Legal Contingencies

In accordance with SFAS No. 5, “Accounting for Contingencies,” all legal contingencies, which are judged to be both probable and estimable, are recorded as liabilities in the consolidated balance sheets based on our best estimates of the costs of resolving or disposing of the underlying claims. We regularly monitor our estimates in light of current developments and changes in circumstances and we adjust our legal reserves accordingly. If no particular amount is determined to constitute our best estimate of a particular legal contingency, a range of our estimate of the costs of resolving or disposing of the underlying claim is disclosed and we will accrue for the low end of the range of costs, unless otherwise disclosed. Legal costs are expensed in the period in which they occur. Considerable management judgment and assumptions are necessary to estimate legal contingency reserves. Accordingly, actual results could vary significantly from such estimates.

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

In addition, Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. As a result of the adoption of FIN 48, we recorded a transition adjustment of a $0.7 million increase to goodwill, a $1.8 million charge to beginning accumulated deficit and $0.4 million increase to income tax expense in fiscal 2008. As of May 31, 2008, we had $2.9 million in potential liability for uncertain tax positions.

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

We are exposed to interest rate risk relating to our domestic credit facility agreement, which bears interest based at our election on either the prime rate or LIBOR, plus an additional margin based on our use of the credit facility. No amounts were outstanding under this credit facility at May 31, 2008.

Foreign Currency Risk

We are exposed to foreign currency fluctuation as a result of our international operations. Our primary foreign currency exposure stems from operating costs relating to manufacturing operations in the PRC. Substantially all of our consolidated net sales are denominated in U.S. dollars. We do not currently engage in derivative activities to hedge against foreign currency risk. However, we regularly evaluate our risk management options. Net foreign currency transaction losses were $1.3 million during fiscal 2008 and $0.7 million during both fiscal 2007 and 2006.

Fair Value of Fixed-Rate Debt

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise; however, the quoted market price of our debt is currently reflecting a significant risk premium. At May 31, 2008, the book value of our fixed rate debt and the fair value based upon open market trades was as follows (in thousands):

Book value of fixed rate debt	$70,000

Fair value of fixed rate debt	$38,106

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Merix Corporation

We have audited the accompanying consolidated balance sheets of Merix Corporation and subsidiaries (the “Company”) as of May 31, 2008 and May 26, 2007, and the related consolidated statements of operations, statements of shareholders’ equity and comprehensive income (loss), and statements of cash flows for the years ended May 31, 2008 and May 26, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merix Corporation and subsidiaries as of May 31, 2008 and May 26, 2007 and the results of its operations and its cash flows for the years ended May 31, 2008 and May 26, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of Notes to Consolidated Financial Statements, effective May 27, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.

As discussed in Note 16 of Notes to Consolidated Financial Statements, effective May 28, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the operation of internal control over financial reporting of Merix Corporation and its subsidiaries as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 6, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ GRANT THORNTON LLP

Portland, Oregon

August 6, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Merix Corporation:

In our opinion, the consolidated balance sheet as of May 27, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended May 27, 2006, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 14, present fairly, in all material respects, the financial position of Merix Corporation and its subsidiaries at May 27, 2006, and the results of their operations and their cash flows for the year ended May 27, 2006, in conformity with accounting principles generally accepted in the United States of America (the 2006 financial statements before the effects of the adjustments discussed in Note 14 are not presented herein). In addition, in our opinion, the financial statement schedule for the year ended May 27, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations described in Note 14 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
August 23, 2006

MERIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of May 31, 2008 and May 26, 2007

(in thousands)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$5,728	$17,175
Short-term investments	—	9,025
Accounts receivable, net of allowances for doubtful accounts of $2,252 and $3,168	73,153	76,825
Inventories, net	23,631	25,231
Assets held for sale	1,477	1,206
Deferred income taxes	75	—
Prepaid and other current assets	12,961	7,119

Total current assets	117,025	136,581

Property, plant and equipment, net of accumulated depreciation of $121,253 and $119,949	103,012	101,264
Goodwill	31,794	31,614
Definite-lived intangible assets, net of accumulated amortization of $9,542 and $7,237	8,866	11,171
Deferred income taxes, net	885	—
Other assets	5,859	6,227

Total assets	$267,441	$286,857

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$59,789	$46,811
Accrued liabilities	15,783	17,172
Current portion of long-term debt	—	2,532

Total current liabilities	75,572	66,515

Long-term debt	70,000	75,503
Other long-term liabilities	3,522	1,845

Total liabilities	149,094	143,863

Minority interest	4,573	4,550
Commitments and Contingencies (Note 21)

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized; none issued	—	—
Common stock, no par value; 50,000 shares authorized; 21,073 and 20,844 issued and outstanding	215,085	212,334
Accumulated deficit	(101,358)	(74,055)
Accumulated other comprehensive income	47	165

Total shareholders’ equity	113,774	138,444

Total liabilities and shareholders’ equity	$267,441	$286,857

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended May 31, 2008, May 26, 2007 and May 27, 2006

(in thousands, except per share data)

	May 31, 2008	May 26, 2007	May 27, 2006
Net sales	$378,637	$400,496	$303,978
Cost of sales	334,035	328,569	250,394

Gross profit	44,602	71,927	53,584

Operating expenses:
Engineering	8,553	8,061	6,640
Selling, general and administration	40,963	44,477	32,628
Amortization of intangible assets	2,305	2,745	3,105
Severance charges	3,188	1,476	658
Impairment charges - fixed assets and other	12,498	26,627	477
Impairment charges - goodwill	—	53,311	—

Total operating expenses	67,507	136,697	43,508

Operating income (loss)	(22,905)	(64,770)	10,076

Other income (expense):
Interest income	793	1,378	1,837
Interest expense	(4,119)	(5,353)	(6,059)
Debt extinguishment costs	(476)	—	(1,820)
Gain on settlement of debt	5,094	—	—
Other income (expense), net	(1,271)	(1,019)	(1,593)

Total other income (expense), net	21	(4,994)	(7,635)

Income (loss) from continuing operations before income taxes and minority interests	(22,884)	(69,764)	2,441
Income tax expense	1,502	1,412	460

Income (loss) from continuing operations before minority interests	(24,386)	(71,176)	1,981
Minority interest in net income of consolidated subsidiaries	1,165	739	372

Income (loss) from continuing operations	(25,551)	(71,915)	1,609
Loss from discontinued operations, net of income tax expense of $0, $47 and $0, respectively	—	(517)	(177)

Net income (loss)	$(25,551)	$(72,432)	$1,432

Basic income (loss) per share from continuing operations	$(1.22)	$(3.52)	$0.08
Basic income (loss) per share from discontinued operations	—	(0.03)	(0.01)

Basic net income (loss) per share	$(1.22)	$(3.55)	$0.07

Diluted income (loss) per share from continuing operations	$(1.22)	$(3.52)	$0.08
Diluted income (loss) per share from discontinued operations	—	(0.03)	(0.01)

Diluted net income (loss) per share	$(1.22)	$(3.55)	$0.07

Weighted average number of shares - basic	21,019	20,406	19,519

Weighted average number of shares - diluted	21,019	20,406	19,715

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the fiscal years ended May 31, 2008, May 26, 2007 and May 27, 2006

(in thousands)

	Common Stock		Unearned Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at May 28, 2005	19,341	$201,458	$(392)	$(3,055)	$—	$198,011
Stock Plans:
Exercise of stock options	212	1,363	—	—	—	1,363
Issuance of stock under defined contribution plan	151	1,070	—	—	—	1,070
Issuance of restricted stock to employees	112	873	(873)	—	—	—
Issuance of stock to employee	10	51	—	—	—	51
Performance stock option grants	—	232	(232)	—	—	—
Amortization of unearned stock compensation	—	—	185	—	—	185
Shares repurchased, surrendered or canceled	(20)	(216)	216	—	—	—
Comprehensive income:
Net income	—	—	—	1,432	—	1,432
Foreign currency translation adjustment, net of tax	—	—	—	—	13	13

Annual comprehensive income						1,445

Balance at May 27, 2006	19,806	$204,831	(1,096)	(1,623)	13	202,125
Stock Plans:
Exercise of stock options	724	5,586	—	—	—	5,586
Issuance of restricted stock to employees	198	—	—	—	—	—
Share-based compensation expense	—	1,850	—	—	—	1,850
Issuance of stock under defined contribution plan	126	1,234	—	—	—	1,234
Reversal of unearned stock compensation upon adoption of SFAS No. 123(R)	—	(1,096)	1,096	—	—	—
Shares repurchased, surrendered or cancelled	(10)	(71)	—	—	—	(71)
Comprehensive income:
Net loss	—	—	—	(72,432)	—	(72,432)
Change in pension cost, net of tax					17	17
Foreign currency translation adjustment, net of tax	—	—	—	—	3	3

Annual comprehensive loss						(72,412)

Effect of adoption of SFAS No. 158, net of tax	—	—	—	—	132	132

Balance at May 26, 2007	20,844	$212,334	—	(74,055)	165	138,444
Effect of adoption of FIN 48	—	—	—	(1,752)	—	(1,752)
Stock Plans:
Exercise of stock options	1	2	—	—	—	2
Issuance of restricted stock to employees	139	—	—	—	—	—
Share-based compensation expense	—	1,965	—	—	—	1,965
Issuance of stock under defined contribution plan	133	873	—	—	—	873
Shares repurchased, surrendered or cancelled	(44)	(89)	—	—	—	(89)
Comprehensive income:
Net loss	—	—	—	(25,551)	—	(25,551)
Foreign currency translation adjustment, net of tax	—	—	—	—	37	37
Change in pension cost, net of tax	—	—	—	—	(155)	(155)

Annual comprehensive loss						(25,669)

Balance at May 31, 2008	21,073	$215,085	$—	$(101,358)	$47	$113,774

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended May 31, 2008, May 26, 2007 and May 27, 2006

(in thousands)

	May 31, 2008	May 26, 2007	May 27, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(25,551)	$(72,432)	$1,432
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	20,992	23,226	21,791
Contribution of common stock to defined contribution plan	873	1,234	1,070
Share-based compensation expense	1,965	1,850	236
Minority interest in net income of consolidated subsidiaries	1,165	739	372
Inventory purchase adjustment	—	—	3,885
Asset impairment charges	13,056	80,773	549
Debt extinguishment charges	476	—	1,257
Gain on settlement of debt	(5,094)	—	—
Other non-cash (income) expense	(107)	—	—
Deferred income taxes	(485)	—	—
Cash of discontinued operations	—	—	(336)
Changes in operating accounts:
(Increase) decrease in accounts receivable, net	3,672	(1,863)	(9,111)
(Increase) decrease in inventories, net	1,600	(847)	(3,100)
(Increase) decrease in income taxes receivable	(23)	(295)	—
(Increase) decrease in other assets	(5,968)	196	207
Increase (decrease) in accounts payable	9,775	(62)	(5,111)
Increase (decrease) in other accrued liabilities	(3,223)	(6,165)	2,500

Net cash provided by (used in) operating activities	13,123	26,354	15,641

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(28,394)	(19,795)	(7,246)
Proceeds from disposal of property, plant and equipment	278	999	40
Acquisition of businesses, net of cash acquired and debt assumed	—	—	(103,928)
Purchases of investments	(12,775)	(179,025)	(32,000)
Proceeds from sales and maturity of securities	21,800	188,525	82,030

Net cash provided by (used in) investing activities	(19,091)	(9,296)	(61,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	—	—	143,200
Principal payments on long-term borrowings	(2,500)	(16,125)	(87,742)
Payment of deferred financing costs	(257)	—	(7,048)
Payments on capital lease obligations	(438)	(1,166)	(761)
Proceeds from exercise of stock options	1	5,586	1,363
Reacquisition of common stock	(89)	(71)	(6)
Due from affiliate, net	(1,054)	(387)	1,214
Distribution to minority shareholder	(1,142)	—	(1,607)

Net cash provided by (used in) financing activities	(5,479)	(12,163)	48,613

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,447)	4,895	3,150

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,175	12,280	9,130

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,728	$17,175	$12,280

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net	$1,562	$1,413	$584
Cash paid for interest	3,740	5,300	4,596

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Issuance (reduction) of promissory note related to acquisition	—	(3,406)	11,000
Assumption of debt and capital lease obligations in acquisition	—	—	6,035
Other purchase price adjustments	—	(1,435)	—
Issuance of stock to employees	—	—	924
Increase to asset retirement obligation	130	(74)	7
FIN 48 transition adjustment	2,906	—	—

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Merix Corporation, an Oregon corporation, was formed in March 1994. Merix is a leading global manufacturing service provider for technologically advanced printed circuit boards (PCBs) for original equipment manufacturer (OEM) customers, and their electronic manufacturing service (EMS) providers. The Company’s principal products are complex multi-layer rigid PCBs, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The market segments the Company serves are primarily in commercial equipment for the communications and networking, computing and peripherals, test, industrial and medical, defense and aerospace and automotive markets. The Company’s markets are generally characterized by rapid technological change, high levels of complexity and short product life cycles, as new and technologically superior electronic equipment is continually being developed.

The Company services its customers from its headquarters in Beaverton, Oregon and North American manufacturing facilities in Forest Grove, Oregon and San Jose, California. The Company also maintains administrative offices in Hong Kong and manufacturing facilities in Huiyang and Huizhou, China. The Company also maintains a direct sales force located in the United States, the United Kingdom, the Netherlands, the People’s Republic of China (China, or the PRC), Hong Kong and Singapore.

Basis of Consolidation

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned and majority-owned subsidiaries (collectively, the Company). Except for activity related to Merix Asia, for which certain intercompany amounts cannot be eliminated as discussed below, all inter-company accounts, transactions and profits have been eliminated in consolidation.

The Company’s financial reporting systems at Merix Asia are predominantly manual in nature which requires significant time to process and review the transactions in order to assure the financial information is properly stated. Additionally, Merix Asia performs a complex financial consolidation of its subsidiaries prior to the Company’s final consolidation. The time required to complete Merix Asia’s consolidation, record intercompany transactions and properly report any adjustments, intervening and/or subsequent events requires the use of a one-month lag in consolidating the financial statements for Merix Asia with Merix Corporation. Inter-company transactions which occurred during these periods have been eliminated in consolidation. Inter-company balances resulting from transactions with Merix Asia during the one-month lag period have been netted and presented as a current asset or current liability on the consolidated balance sheet. The net intercompany receivable included as a component of other current assets totaled $0.2 million at May 31, 2008. The net intercompany payable included as a component of other accrued liabilities totaled $0.8 million as of May 26, 2007.

The Company selected a new enterprise resource planning (ERP) system to support its transition to a global business in May 2006 and completed implementation for its North America operations during fiscal 2008. The Company is currently in the process of implementing the new ERP system at Merix Asia, which may eventually eliminate the need for the one-month reporting lag for Merix Asia.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in May. Accordingly, fiscal 2008 was comprised of 53 weeks ending on May 31, 2008. Fiscal 2007 and fiscal 2006 each comprised 52 weeks and ended on May 26, 2007 and May 27, 2006, respectively. All references to years relate to fiscal years unless otherwise noted.

Reclassifications

Certain reclassifications have been made in the accompanying consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on previously reported results of operations.

Segment Reporting

The Company has three reportable business segments defined by geographic location in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”: (1) Merix Oregon, (2) Merix San Jose and (3) Merix Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. The Company’s operating segments are evidence of the internal structure of its organization. Each segment operates in the same industry with production facilities that produce similar customized products for its customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team. The Company’s chief operating decision maker is its Chief Executive Officer. Segment disclosures are presented to the gross profit level as this is the primary performance measure for which the segment managers are responsible. No other operating results information is provided to the chief operating decision maker for review at the segment level.

Management’s Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could materially differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates and judgments made by management of the Company relate to:

•	the allowance for doubtful accounts;

•	the valuation of excess and obsolete inventories and idle facilities;

•	product warranty liabilities;

•	the valuation and impairment of long-lived assets;

•	the valuation and impairment of goodwill and other intangible assets;

•	share-based compensation;

•	legal contingencies; and

•	accounting for income taxes.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and long-term debt. Due to their short-term nature, we estimate that the recorded value of our monetary assets and liabilities, except long-term debt as disclosed below, approximated fair value as of May 31, 2008 and May 26, 2007.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise; however, the quoted market price for the Company’s debt is currently reflecting a significant risk premium. At May 31, 2008 and May 26, 2007, respectively, the book value of our fixed rate debt and the fair value, based upon open market trades, if available, or discounted cash flows, was as follows (in thousands):

	2008	2007
Book value of fixed rate debt	$70,000	$77,594

Fair value of fixed rate debt	$38,106	$67,382

Foreign Currency Translation and Foreign Currency Transactions

The consolidated financial statements of the Company’s foreign operations have been translated in accordance with SFAS No. 52, “Foreign Currency Translation,” which requires that assets, liabilities and operations of a foreign entity be measured using the functional currency of that entity. The functional currency of the foreign subsidiaries is the U.S. dollar, with the exception of the foreign sales offices, which use their respective local currencies as the functional currency.

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

Transactions involving a currency other than the functional currency generate a gain or loss from the fluctuation of the currency relative to the functional currency and are recorded in the consolidated statements of operations during the respective period in which they occur. The Company currently does not utilize any derivative instruments to mitigate potential foreign currency transaction losses. Net foreign currency transaction losses were $1.3 million during fiscal 2008 and $0.7 million during both fiscal 2007 and 2006 and were included as a component of other income (expense) on our consolidated statements of operations.

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

The Company maintains finished goods inventories on a consignment basis at certain customer locations in the U.S. and in Asia. Consignment inventory is recorded as inventory until the product is pulled from the consignment inventories by the customer and all risks and rewards of ownership of the consignment inventory have been transferred to the customer.

The Company follows the guidance of SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to estimate the amount of idle capacity and expense amounts in the current period. Pursuant to SFAS No. 151, during the fourth quarter of fiscal 2007, the Company expensed $0.5 million related to abnormally low production volumes at the Company’s Oregon operation as a component of cost of sales. There were no amounts expensed related to abnormally low production volumes and related excess capacity in fiscal 2008 or fiscal 2006.

Assets Held for Sale

Assets held for sale are recorded on the Company’s balance sheet at the lower of book value or estimated fair market value, less applicable selling costs, and are no longer being depreciated. See Note 6.

Property, Plant and Equipment, net

Property, plant and equipment are carried at cost less accumulated depreciation. Costs of improvements that significantly extend the useful life or significantly increase the capacity of assets, including major upgrades or implementations in management information systems, plus related interest and qualifying internal costs, are capitalized. Costs related to the implementation of an ERP system that met the criteria for capitalization under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed of Obtained for Internal Use” (SOP 98-1) totaled $7.0 million and $5.6 million, respectively, in fiscal 2008 and 2007. Capitalized interest totaled $0.3 million and $0.2 million, respectively, in fiscal 2008 and 2007. There were no costs capitalized under SOP 98-1 or capitalized interest costs recorded in fiscal 2006. Maintenance and repair costs are charged to expense as incurred.

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

For Merix Asia’s Huizhou facility, leasehold improvements are amortized over the economic useful life of ten years. Merix Asia’s Huizhou facility has noncancelable operating lease agreements with lease terms ending through fiscal 2011 with no stated lease renewal options. However, as the lessor is the minority interest holder in the Asia subsidiary and it is reasonably assured that these lease agreements will be renewed and management has intentions to operate the leased manufacturing facilities indefinitely, the tenant improvements within the leased facilities are amortized over a period longer than the current underlying contractual lease obligations.

Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company recognizes the fair value of an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement obligation is capitalized as part of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The liability is accreted at the end of each period through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss upon settlement. See Note 12 for additional information.

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

Asset impairments, excluding goodwill impairments, related to continuing operations totaled $12.5 million, $26.6 million and $0.5 million, respectively, in fiscal 2008, 2007 and 2006. See Note 17 for additional information. During fiscal 2007, the Company also recorded a net $1.1 million asset impairment charge related to discontinued operations.

Goodwill and Identifiable Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but tested for impairment, at least annually, or when events indicate that impairment may exist. The impairment test is a two step process. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill and other identifiable intangible assets. If the fair value of the reporting unit exceeds the carrying amount, goodwill and other identifiable intangible assets are not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step includes determining the implied fair value through further market research. The implied fair value of goodwill and other identifiable intangible assets is then compared with the carrying amount to determine if an impairment loss is recorded. The Company performed its testing in the fourth quarter of each fiscal year and determined that there was no impairment in fiscal 2008 or 2006.

In the fourth quarter of fiscal 2007, the Company determined that goodwill impairment charges totaling $53.3 million were required. A review of the implied fair value and related book value of the goodwill associated with the Merix San Jose and Merix Asia operations resulted in impairment charges of $14.2 million for Merix San Jose and $39.1 million for Merix Asia. See Note 17 for additional information.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment when events or circumstances indicate that the carrying value may be impaired in accordance with SFAS No. 144, as discussed above. The Company reviewed these assets for impairment during the fourth quarter of each fiscal year and determined that no impairment existed.

Leasehold Land Use Rights, Net

Leasehold land use rights, net represents amounts paid to lease land in China. Amounts are paid at the beginning of the lease term and are amortized on a straight-line basis over the remaining period of the initial 50-year lease terms ending 2052.

Deferred Financing Costs

Debt issuance costs and loan origination fees paid are deferred and amortized at the rate of approximately $0.2 million per quarter through May 2013 as a component of interest expense over the life of the debt to which they relate and are included on our consolidated balance sheets as a component of other assets. See Notes 10 and 13.

Warranty

The Company generally warrants its products for a period of up to twelve months from the point of sale. However, in selected circumstances, Merix Asia grants longer warranty periods to certain customers of up to three years. The Company records a liability for the estimated cost of the warranty upon transfer of ownership of the products to the customer. Using historical data, the Company estimates warranty costs and records the provision for such charges as an element of cost of goods sold upon recognition of the related revenue. The Company also accrues warranty liability for certain specifically identified items that are not covered by our assessment of historical experience.

Warranty activity, adjusted for discontinued operations, for fiscal 2008, 2007 and 2006 was as follows (in thousands):

	2008	2007	2006
Balance, beginning of period	$2,129	$2,297	$1,519
Warranty accrual acquired	—	—	3,006
Provision for warranty charges	3,565	3,383	1,369
Warranty charges incurred	(3,547)	(3,551)	(3,597)

Balance, end of period	$2,147	$2,129	$2,297

Revenue Recognition

The Company recognizes revenue upon the shipment of its products to the customer provided that the price is fixed, delivery has occurred and title has transferred to the customer, collection of the resulting receivable is reasonably assured, product returns are reasonably estimable, there are no further customer acceptance requirements and there are no remaining significant obligations. Provisions for estimated sales returns and adjustments are made at the point of revenue recognition based on historical experience. Sales adjustments are charged against consolidated net sales.

Consignment sales are recognized at the time the consignee uses the consignment goods and all criteria of revenue recognition described above have been satisfied.

Shipping and Handling Charges

The Company incurs costs related to shipping and handling of its manufactured products. The Company expenses these costs as incurred as a component of cost of sales. The Company also incurs shipping and handling charges related to the receipt of raw materials, which are recorded as a cost of the related inventory. Payments received from customers for shipping and handling costs are immaterial and are included as a component of net sales upon recognition of the related sale.

Taxes Assessed by a Governmental Authority

The Company accounts for all taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a net basis and those taxes are excluded from net sales.

Concentrations of Risk

The Company is subject to concentrations of credit risk, primarily associated with cash and cash equivalents, short-term investments and accounts receivable.

The Company has significant credit risk attributable to its accounts receivable. The accounts receivable are either due from an OEM customer or its electronic manufacturing service provider, depending upon the billing arrangement. At May 31, 2008, five entities represented approximately 48% of the Company’s net accounts receivable balance, individually ranging from approximately 5% to 18%. At May 26, 2007, five entities represented approximately 43% of the Company’s net accounts receivable balance, individually ranging from approximately 4% to 15%.

Certain of the Company’s products use types of laminate materials that are only available from a single supplier that holds a patent on the material. Although other manufacturers of advanced PCBs must also use the same supplier, and the Company’s OEM customers generally determine the type of laminate materials used, a failure to obtain the material from the single supplier for any reason may cause disruption and possible cancellation of orders for PCBs using that type of laminate, which in turn would cause a decrease in the Company’s consolidated net sales.

Two customers accounted for 11% and 10%, respectively, of the Company’s net sales in fiscal 2008 and accounted for 15% and 11%, respectively, in fiscal 2007. One customer accounted for 20% of the Company’s net sales in fiscal 2006. No other customer comprised more than 10% of net sales in fiscal 2008, 2007 and 2006.

Legal Contingencies Reserve

In accordance with SFAS No. 5, “Accounting for Contingencies,” all legal contingencies which are judged to be both probable and estimable are recorded as liabilities in the consolidated balance sheets based on the Company’s best estimates. The Company regularly monitors its estimates in light of current developments and changes in circumstances and the Company adjusts its legal reserves accordingly. If no particular amount is determined to constitute the Company’s best estimate of a particular legal contingency, a range of the Company’s estimate of the costs of resolving or disposing of the underlying claim is disclosed and the Company will accrue for the low end of the range of costs, unless otherwise disclosed. Considerable management judgment and assumptions are necessary to estimate legal contingency reserves. Accordingly, actual results could vary significantly from such estimates. Legal fees are expensed in the period in which they occur.

Environmental Contingencies

Accruals for environmental matters, if any, are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued environmental liabilities, if any, are exclusive of claims against third parties and are not discounted. There were no material environmental remediation liabilities at May 31, 2008 and May 26, 2007.

In general, ongoing costs related to environmental remediation are charged to expense. Environmental costs are capitalized if such costs increase the value of the property and/or mitigate or prevent contamination from future operations. See Note 21.

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

In addition, effective May 27, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. As a result of the adoption of FIN 48, the Company recorded a transition adjustment of $1.8 million to beginning accumulated deficit and $0.7 million as an adjustment to goodwill.

The Company recognizes accrued interest and penalties related to potential liability for uncertain tax positions as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. No penalties were recognized during fiscal 2008, fiscal 2007 and fiscal 2006. The company recorded $0.4 million in accrued interest on the potential liability for uncertain tax positions during fiscal 2008.

Net Income (Loss) Per Share

Basic income (loss) per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires that the effect of potential dilutive common stock equivalents be excluded from the calculation of diluted earnings per share for the periods in which losses are reported because the effect is antidilutive. Basic and diluted earnings per share are the same for fiscal 2008 and fiscal 2007 as we were in a loss position for each of those years.

Following is a reconciliation of the income (loss) from continuing operations and shares used for basic and diluted EPS for the fiscal year ended May 27, 2006 (in thousands, except per share amounts):

	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS	$1,609	19,519	$0.08
Effect of dilutive stock options	—	196	—

Diluted EPS	$1,609	19,715	$0.08

The following common stock equivalents were excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect (in thousands):

	2008	2007	2006
Stock options	2,970	1,607	2,820
Convertible notes	4,608	4,608	1,383

	7,578	6,215	4,203

Share-Based Compensation

Effective May 28, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” The Company elected to use the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation. Under this method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption over the remainder of the requisite service period. The Company’s deferred share-based compensation balance of $1.1 million as of May 27, 2006, which was accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” was reclassified to common stock upon the adoption of SFAS No. 123(R).

Prior to May 28, 2006, the Company accounted for share-based compensation using the intrinsic value method as prescribed by APB Opinion No. 25 and related interpretations. No share-based compensation related to option grants was reflected in earnings in fiscal 2006, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Prior to the adoption of SFAS No. 123(R), pro forma disclosures were provided for net income and net income per share as if share-based awards to employees had been accounted for in accordance with the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.” This pro forma information for fiscal 2006 is as follows (in thousands, except per share data):

2006
Net income, as reported	$1,432
Add – share-based compensation included in results of operations, net of related tax effects	188
Deduct – total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,261)

Net income, pro forma	$359

Basic net income per share:
As reported	$0.07

Pro forma	$0.02

Diluted net income per share:
As reported	$0.07

Pro forma	$0.02

The above pro forma compensation expense related to options granted pursuant to our stock incentive plans was determined based on the estimated fair values using the Black-Scholes option pricing model and the following weighted average assumptions:

2006
Risk-free interest rate	3.75% - 5.09%
Dividend yield	0%
Expected term	1.21 - 10 years
Volatility	47% - 98%
Discount for post vesting restrictions	0%

Pro forma share-based compensation expense under SFAS No. 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro forma share-based compensation expense presented above for fiscal 2006 under SFAS No. 123 and the share-based compensation expense recognized during fiscal 2008 and 2007 under SFAS No. 123(R) are not directly comparable.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. SFAS No. 157 does not apply under SFAS No. 123(R), does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of the statement, and does not apply under accounting pronouncements that require or permit measurements that are similar to fair value but that are not intended to measure fair value. SFAS No. 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. The effective date for non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been deferred to fiscal years beginning after November 15, 2008. The Company is currently analyzing the effects of adopting SFAS No. 157.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS Nos. 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently analyzing the effects of adopting SFAS Nos. 141(R) and 160.

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

In April 2008, FASB issued Staff Position No. FAS 142-3 “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

In May 2008, FASB issued Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP 14-1). FSP 14-1 clarifies convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company currently has no convertible debt instruments that may be settled in cash and, as such, the adoption is not expected to have a significant impact on its financial position and results of operations.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company believes the adoption of SFAS No. 162 will not have a significant impact on its financial reporting.

NOTE 3. MERIX ASIA ACQUISITION

Eastern Pacific Circuits Holdings Limited and Purchase Price Allocation Adjustment

On September 29, 2005, Merix Corporation completed the acquisition of the business operations of Eastern Pacific Circuits Limited and certain of its subsidiaries (collectively referred to as Merix Asia), a Hong Kong based supplier of PCBs from Eastern Pacific Circuits Holdings Limited (EPCH). Existing minority interest owners retained, subsequent to completion of the acquisition, their ownership percentage in the four entities that hold facilities and conduct business operations in the PRC. The individual ownership percentages of these minority interest owners are 5% and 15%, respectively. The acquisition of the business operations of Merix Asia was completed for an adjusted purchase price of $116.8 million. The acquisition was financed with a combination of approximately $32.8 million of available cash, term loans, including the assumption of certain EPCH debt, and revolving credit borrowings under two credit facilities totaling approximately $71.2 million and the issuance of an $11.0 million subordinated promissory note to EPCH, which was subsequently reduced to $7.6 million and then again to $2.5 million, as described below. The purchase price included $5.2 million of direct acquisition costs, which were funded with available cash. The term loans and revolving credit borrowings were refinanced in May 2006 (see Note 13). The purchase price did not reflect potential additional consideration based on changes in working capital, cash and an additional earn-out payment of up to $13 million if the business met certain EBITDA targets during the calendar year 2005.

During fiscal 2007, the Company and EPCH resolved several uncertainties that existed regarding the application of the post-closing working capital adjustment and EBITDA earn-out provisions of the purchase agreement. The resolution of these values resulted in a $3.4 million reduction of the $11.0 million subordinated promissory note to $7.6 million. A corresponding reduction of goodwill related to this acquisition was also recorded. In addition, no payout was made pursuant to the earn-out provisions. The adjustment to the promissory note, combined with final purchase allocation adjustments totaling $1.4 million, reduced goodwill resulting from the acquisition by $4.8 million. In addition, interest expense was recalculated on the note from the date of inception as if the principal balance was always $7.6 million, which resulted in a $0.3 million offset to interest expense in fiscal 2007 to reverse previously recognized interest expense.

In fiscal 2008, the Company settled certain claims outstanding against EPCH and made a payment of $2.5 million to settle all remaining obligations under the subordinated promissory note. The remaining balance of $5.1 million outstanding on the subordinated note payable, including accrued interest, was eliminated in exchange for the Company releasing EPCH from all past and any future claims relating to the Merix Asia acquisition. The $5.1 million balance including accrued interest was included as a component of gain on settlement of debt on the statement of operations in fiscal 2008.

Accounting for Acquisitions

In accordance with SFAS No. 141 “Business Combinations,” the Company recorded this acquisition using the purchase method of accounting. The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. The excess purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill.

The fair values were based upon a valuation of tangible and identifiable intangible assets acquired, including useful lives, as estimated by management of the Company with the assistance of an independent appraiser.

The following summarizes the fair values of the assets acquired and liabilities assumed, prior to the adjustment for the reduction in the subordinated promissory note and the increase related to the adoption of FIN 48 (in thousands):

Current assets	$48,328
Property and equipment	46,270
Leasehold land use rights	6,547
Definite-lived identifiable intangible assets	7,268
Goodwill	64,338
Liabilities assumed	(52,490)

$120,261

The acquisition of Merix Asia enabled the Company to better position itself to support its existing customer base, introduce its technology to new customers in search of a lower-cost solution in Asia, offer a diverse range of products and reduce its overall cost structure. The acquisition also provided the Company with a strategic combination of well-located manufacturing operations, a seasoned management team and established workforce and an expanded customer base that diversified its end markets, resulting in the recognition of a significant amount of goodwill.

Goodwill Impairment

See Notes 9 and 17 for additional information on goodwill and goodwill impairments.

Pro Forma Financial Information

The following unaudited pro forma financial information, as adjusted for discontinued operations, presents the consolidated results of operations as if this acquisition had occurred at the beginning of the fiscal year ended May 27, 2006 (in thousands, except per share amounts):

Net sales	$357,631
Net loss	(1,458)
Basic and diluted net loss per share	(0.07)

The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the fiscal year ended May 27, 2006, nor is it necessarily indicative of future results.

NOTE 4. SHORT-TERM INVESTMENTS

At May 26, 2007, the Company’s short-term investments consisted of auction rate securities with a cost basis of $9.0 million and there was no difference between the aggregate fair value and cost basis of those investments. During fiscal 2008, the Company liquidated its entire portfolio of auction rate securities.

All income generated from short-term investments is recorded as interest income. There were no realized gains or losses on short-term investments during the fiscal years ended May 31, 2008, May 26, 2007 or May 27, 2006.

NOTE 5. INVENTORIES, NET

Inventories, net of related reserves, consisted of the following at May 31, 2008 and May 26, 2007 (in thousands):

	2008	2007
Raw materials	$4,876	$5,134
Work in process	7,542	7,297
Finished goods	3,901	7,670
Consigned finished goods	7,312	5,130

	$23,631	$25,231

Inventory valuation adjustments were $0.3 million, $0.8 million and $1.2 million, respectively, in fiscal 2008, 2007 and 2006. As of May 31, 2008 and May 26, 2007, our inventory reserves totaled $3.7 million and $3.4 million, respectively.

NOTE 6. ASSETS HELD FOR SALE

During fiscal 2008, the Company ceased manufacturing operations at its Hong Kong facility. The net book values of the building and related land use rights were reduced to $0 by an impairment charge recorded in fiscal 2007 (see Note 17). These assets are classified as assets held for sale at May 31, 2008.

In May 2006, the Company decided to sell one of its buildings and two adjacent parcels of land. The building was sold during fiscal 2007, resulting in a gain of approximately $0.2 million. A portion of the building was leased back from the seller for a term of 36 months. The gain, therefore, was deferred and is being accreted into income over the life of the lease pursuant to SFAS No. 28, “Accounting for Sales and Leasebacks.”

In June 2007, the Company disposed of certain equipment as a trade-in on the purchase of new equipment. The used equipment was then leased back from the vendor and the gain on disposal of $0.1 million is deferred and recognized over the 20-month term of the leaseback.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded these assets as current assets held for sale. At May 31, 2008 and May 26, 2007, assets held for sale included the following (in thousands):

	2008	2007
Two parcels of land adjacent to the building held for sale	$1,146	$1,146
Excess equipment	331	60

	$1,477	$1,206

In accordance with SFAS No. 144, these assets are recorded at the lower of their carrying amount or fair value less disposal costs and are no longer being depreciated.

NOTE 7. PREPAID AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at May 31, 2008 and May 26, 2007 (in thousands):

	2008	2007
Prepaid expenses	$1,778	$1,364
Income taxes receivable (Note 18)	318	295
Value-added tax receivable	7,176	2,808
Other	3,689	2,652

	$12,961	$7,119

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment included the following at May 31, 2008 and May 26, 2007 (in thousands):

	2008	2007
Land	$922	$961
Buildings and grounds	40,098	39,538
Leasehold improvements	1,979	18,387
Machinery and equipment	162,486	152,490
Construction in progress	18,780	9,837

	224,265	221,213
Accumulated depreciation	(121,253)	(119,949)

	$103,012	$101,264

The Company recognized depreciation and amortization expense relating to property, plant and equipment of $17.7 million, $19.3 million and $17.8 million, respectively, during fiscal 2008, 2007 and 2006.

In fiscal 2008, the Company recorded net asset impairment charges totaling $12.5 million related to the closure of our Hong Kong and Wood Village facilities. See Note 17 for additional information.

In fiscal 2007, the Company recorded a net $1.1 million asset impairment charge related to discontinued operations and a $26.6 million asset impairment charge to other assets. See Notes 14 and 17 for additional information.

In fiscal 2006, the Company recorded a $0.5 million asset impairment charge relating to the impairment of long-lived assets held for sale and certain manufacturing equipment that was no longer being utilized.

NOTE 9. GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Goodwill

The following is a reconciliation of changes in goodwill for fiscal 2008 and fiscal 2007 (in thousands):

	2008	2007
Balance, beginning of period	$31,614	$89,889
Recognition of deferred tax assets related to Asia acquisition in accordance with SFAS No. 109, “Accounting for Income Taxes”	(545)	(123)
Impairment	—	(53,311)
Adjustment related to $3.4 million decrease in promissory note and $1.4 million purchase allocation adjustment	—	(4,841)
Adjustment related to adoption of FIN 48	725	—

Balance, end of period	$31,794	$31,614

In fiscal 2007, the Company recorded a $53.3 million goodwill impairment charge. See Note 17 for additional information.

Definite-Lived Intangible Assets

The gross amount of our definite-lived intangible assets and the related accumulated amortization at May 31, 2008 and May 26, 2007 were as follows (in thousands):

	Amortization Period	2008	2007
Customer relationships	6.5-10 years	$17,168	$17,168
Accumulated amortization		(8,317)	(6,019)

		8,851	11,149

Non-compete agreement	2 years	1,200	1,200
Accumulated amortization		(1,200)	(1,200)

		—	—

Manufacturing sales representatives network	5.5 years	$40	$40
Accumulated amortization		(25)	(18)

		15	22

Total definite-lived intangible assets		$8,866	$11,171

Amortization expense for fiscal 2008 and fiscal 2007 was as follows (in thousands):

	2008	2007
Customer relationships	$2,298	$2,415
Non-compete agreement	—	323
Manufacturing sales representatives network	7	7

	$2,305	$2,745

Amortization is as follows over the next five fiscal years and thereafter (in thousands):

Fiscal Year	Total
2009	$1,982
2010	1,765
2011	1,553
2012	1,120
2013	727
Thereafter	1,719

$8,866

NOTE 10. OTHER ASSETS

Other assets consisted of the following at May 31, 2008 and May 26, 2007 (in thousands):

	2008	2007
Leasehold land use rights, net	$1,227	$1,254
Deferred financing costs, net	3,842	4,732
Other assets	790	241

	$5,859	$6,227

Deferred financing costs are amortized at the rate of approximately $0.2 million per quarter through May 2013. During fiscal 2008, the Company recorded debt extinguishment costs totaling $0.5 million for unamortized deferred financing costs as a result of the replacement of its revolving credit facility. See Note 13.

NOTE 11. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at May 31, 2008 and May 26, 2007 (in thousands):

	2008	2007
Accrued compensation	$7,177	$8,225
Accrued warranty (Note 1)	2,147	2,129
Income taxes payable (Note 18)	316	352
Asset retirement obligation – current portion (Note 12)	873	—
Other liabilities	5,270	6,466

	$15,783	$17,172

NOTE 12. ASSET RETIREMENT OBLIGATIONS

At May 31, 2008 and May 26, 2007, asset retirement obligations primarily related to the restoration of the leased facilities to shell condition upon termination of the leases in place at those facilities. Refer to Note 15 for a discussion of the related lease terms. Activity related to asset retirement obligations for the years ended May 31, 2008 and May 26, 2007 was as follows (in thousands):

	2008	2007
Asset retirement obligations at the beginning of the period	$1,106	$1,108
Costs incurred for restoration of facilities	(108)	—
Revisions in estimated cash flows	130	(74)
Accretion expense	200	72

Asset retirement obligations at the end of the period	1,328	1,106
Asset retirement obligations included in current liabilities	(873)	—

Asset retirement obligations included in other long-term liabilities	$455	$1,106

In April 2008, the Company entered into a sublease agreement for its Wood Village facility for an amount equal to its rental obligation. Pursuant to the agreement, the Company is required to refurbish certain assets and, accordingly, its remaining asset retirement obligation related to this facility of $0.9 million was included as a component of other current liabilities as of May 31, 2008.

NOTE 13. REVOLVING LINES OF CREDIT, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

$55.0 Million Revolving Line of Credit

During fiscal 2008, the Company terminated its previous $55 million revolving loan agreement and entered into a new loan and security agreement for a $55 million credit facility with Bank of America, N.A., as administrative agent and lender (the Credit Facility). Upon termination of the previous $55 million revolving loan agreement, the Company recognized $0.5 million in unamortized debt issuance costs related to the terminated credit facility as a component of debt extinguishment costs.

The Credit Facility is subject to a borrowing base calculated using the value of accounts receivable, equipment, and real property and is reduced by a reserve for the $12 million guarantee for the Merix Singapore Revolving Facility Agreement (as defined below). The Credit Facility is secured by a lien upon substantially all of the Company’s assets, including, without limitation, accounts receivable, inventory, deposit accounts, intellectual property and real estate, but excluding a portion of the equity securities of Merix’ foreign subsidiaries owned by Merix or one of its domestic subsidiaries.

Borrowings under the credit facility will bear interest based, at the Company’s election, on either the prime rate announced by Bank of America or LIBOR plus an applicable margin. All amounts outstanding under the Credit Facility will be due and payable on February 15, 2013. The Credit Facility has usual and customary covenants for credit facilities of this type, including covenants limiting debt incurrence, liens, dividends, investments, asset sales, formation of subsidiaries, mergers, restrictive agreements, hedging agreements, affiliate transactions, and material changes in business. The Credit Facility also includes a financial covenant requiring a minimum fixed charge coverage ratio of 1.1:1 if Excess Availability, defined in the Credit Facility agreement as a function of outstanding borrowings and available cash, falls below $20.0 million. At May 31, 2008, the Company was in compliance with all debt covenants and Excess Availability totaled $44.0 million. There were no amounts outstanding and there was $55.0 million available under the Credit Facility at May 31, 2008.

Merix Singapore Revolving Facility Agreement

In the fourth quarter of fiscal 2008, Merix Holding (Singapore) Pte Ltd (MHS) entered into a Letter Agreement (the Merix Singapore Facility Agreement) for a $12.0 million credit sub-facility with Bank of America, N.A. as lender. Borrowings under the Merix Singapore Credit Facility will bear interest based on LIBOR plus an applicable margin. The facility is uncommitted and the lender reserves the right to vary, reduce, cancel or terminate the facility and require full repayment of amounts outstanding. The Merix Singapore Facility Agreement has an initial term of one year. The Credit Facility and the Merix Singapore Facility Agreement are subject to a cross-default covenant. As of May 31, 2008, there were no amounts outstanding on the Merix Singapore Facility Agreement.

Long-Term Debt and Capital Lease Obligations

The Company’s outstanding debt at May 31, 2008 and May 26, 2007 consisted of the following (in thousands):

	2008	2007
4% Convertible debenture	$70,000	$70,000
Subordinated note payable	—	7,594
Capital lease obligations	—	441

	70,000	78,035
Less current maturities	—	2,532

	$70,000	$75,503

4% Convertible Debenture

On May 16, 2006, the Company completed the sale of $60 million 4% Convertible Senior Subordinated Notes due 2013. On May 24, 2006, the initial purchaser of these notes exercised its option to purchase an additional $10 million principal amount, bringing the total gross proceeds to $70 million (collectively referred to as the Notes due 2013). The Company used the net proceeds from the sale to:

•	prepay outstanding Asian revolving loans in the amount of $5 million;

•	prepay outstanding Asian term loans in the amount of $25 million;

•	reduce approximately $10.4 million of outstanding borrowings under domestic revolving loans; and

•	redeem a $25 million 6.5% convertible debenture due May 2007.

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

Embedded Derivatives

The Notes due 2013 contain a provision pursuant to which the Company may be required to issue additional shares based on a variable conversion feature if certain events occur. The Company concluded that the debentures are not conventional convertible debt instruments. In addition, the Company concluded that the embedded conversion option qualifies as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Furthermore, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company determined that the embedded derivative would be properly classified in equity if it were a freestanding security due to the following:

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

Since the Company concluded that the embedded derivative would be properly classified in equity if it were a freestanding security, it was able to further conclude that the embedded derivative qualifies for the scope exception set forth in SFAS No. 133, paragraph 11(a). Accordingly, the Company is not required to bifurcate and separately account for the embedded derivative.

Subordinated Note Payable

On September 29, 2005, the Company issued a subordinated Promissory Note (the Note) to EPCH for a total of (a) $11 million, plus (b) the amount of the earn-out consideration determined under the Master Sale and Purchase Agreement in connection with the acquisition of Merix Asia (see Note 3). The principal was to be paid in four equal installments on March 1, 2007, December 1, 2007, December 1, 2008 and March 15, 2009. The outstanding principal balance earned interest at 7% through December 1, 2006, 8% through December 1, 2007 and 9% thereafter, payable quarterly. The Company was able to offset its payment obligations under the Note by the amount of warranty claims arising under the Master Sale and Purchase Agreement.

During fiscal 2007, the Company and EPCH resolved several uncertainties that existed regarding the application of the post-closing working capital adjustment and EBITDA earn-out provisions of the purchase agreement. The resolution of these values resulted in a $3.4 million reduction of the Note to $7.6 million. A corresponding reduction of goodwill related to this acquisition was also recorded. In addition, no payout was made pursuant to the earn-out provisions.

In addition, in fiscal 2008, the Company exercised its rights under the Note to not make its December 1, 2007 payment due to Merix’ claims against the seller. On January 2008, the Company settled these claims and made a payment of $2.5 million to settle all remaining obligations under the Note. The remaining balance of $5.1 million outstanding on the Note, including accrued interest, was eliminated in exchange for the Company releasing the seller from all past and any future claims relating to the Merix Asia acquisition. The $5.1 million of principal and accrued interest that was eliminated are included as a component of gain on settlement of debt on the consolidated statement of operations for fiscal 2008. The Company does not expect any of the other settlement terms to have a material impact on its results of operations or financial position.

Capital Lease Obligations

Capital lease obligations at May 26, 2007 represent financing obligations for machinery and equipment at the Company’s Asian facilities. The capital lease obligations are payable in monthly installments of principal and interest and are collateralized by the related assets financed (see Note 15).

Principal Payments of Long-Term Debt

Principal payments of long-term debt of $70.0 million are due in fiscal 2013.

NOTE 14. DISCONTINUED OPERATIONS

On September 29, 2006, Merix Asia entered into an agreement with Citi-Power Investment Limited (Citi-Power) to sell Merix Hong Kong’s 90% shareholding interest in the Lomber single-sided manufacturing facility located in Huizhou City in the PRC (the Lomber Facility) for a nominal amount. Also on September 29, 2006, Merix Asia entered into an agreement with Excel Hero (China) Limited (EXCEL) to sell its 85.29% shareholding interest in its single-sided manufacturing facility located in Dongguan City in the PRC (the Dongguan Facility) for a nominal amount. On March 31, 2007, Merix Asia sold the stock of Merix Holding (Hong Kong) Limited, the holding company of the Lomber Facility and Dongguan Facility to East Bridge Group Limited for an amount approximately equal to the book value of the facilities.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded the related assets and liabilities as current assets and liabilities on its balance sheet at the lower of their carrying amount or fair value, less cost to sell, upon being classified as discontinued operations. The combined net book value of the Dongguan and Lomber facilities was approximately $1.07 million upon their classification as discontinued operations and their fair value, less selling costs was determined to be approximately $120,000. Accordingly, during the second quarter of fiscal 2007, we recorded an impairment charge of approximately $1.26 million, including approximately $0.3 million of estimated closing costs, as a component of loss from discontinued operations and reversals of a portion of this impairment charge of $158,000 and $37,000, respectively, were recorded in the third and fourth quarters of fiscal 2007 based on changes in the net assets to be sold.

The results of operations for the Dongguan and Lomber facilities were reclassified as discontinued operations for all periods presented. Certain financial information related to discontinued operations for fiscal 2007 and fiscal 2006 was as follows (in thousands):

	2007	2006
Revenue	$8,597	$5,004
Net impairment related to assets of discontinued operations	(1,062)	—
Pre-tax loss	(470)	(177)

NOTE 15. LEASE AGREEMENTS

Capital Leases

In connection with the acquisition of Merix Asia (see Note 3), the Company assumed obligations for existing leases classified as capital under the requirements of SFAS No. 13, “Accounting for Leases.” All of the acquired leases are for machinery and equipment for use in the manufacturing facilities located in Asia, with original lease terms ranging from 8 to 48 months. There was no material leased property under capital leases at May 31, 2008. There are no material future minimum lease payments under noncancelable capital leases as of May 31, 2008.

The following is an analysis of the leased property under capital leases included as a component of property, plant and equipment at May 26, 2007 (in thousands):

Machinery and equipment	$1,954
Less: accumulated depreciation	(1,614)

$340

Operating Leases

In August 2000, the Company entered into a noncancelable operating lease agreement to lease a manufacturing facility located in Wood Village, Oregon. Under the terms of the lease agreement, lease payments began in July 2001 and escalate at specific points over the minimum ten-year term of the lease. Rent expense is recognized on the straight line basis. In the third quarter of fiscal 2008, the Company announced that it was closing down this facility and, in the fourth quarter of fiscal 2008, the Company entered into a sublease agreement for this facility for an amount substantially equal to its rental obligation with a commencement date in the first quarter of fiscal 2009.

In February 2007, the Company entered into a noncancelable operating lease agreement for administrative office space in Beaverton, Oregon with an initial term ending August 2014. Under the terms of this lease agreement, lease payments began in September 2007 and escalate at specific points over the term of the lease. Rent expense is recognized on a straight line basis. In April 2008, the Company amended this lease to provide for an expansion of the leased premises. Additional lease payments commence August 2008 and are included in the summary of future minimum lease payments shown below.

Merix San Jose leases office space and production facilities under noncancelable operating lease agreements with various initial terms ending through fiscal 2010 with options to extend the lease terms beyond the initial lease terms through fiscal 2019. Lease payments escalate at specific points over the minimum five-year lease terms. Rent expense is recognized on the straight line basis.

Merix Asia leases office, apartment space and production facilities under noncancelable operating lease agreements with various initial terms ending through fiscal 2011. Rent expense is recognized on the straight line basis. These lease agreements do not contain options to extend the lease terms and the lease payments do not escalate.

Rental expense under significant operating leases was $3.5 million, $2.0 million and $1.7 million during fiscal 2008, 2007 and 2006, respectively. See also Note 22 regarding related party lease payments.

Future minimum lease payments under noncancelable operating leases as of May 31, 2008, net of sublease payments, were as follows (in thousands):

Fiscal Year:
2009	$2,010
2010	1,918
2011	1,700
2012	856
2013	817
Thereafter	2,118

$9,419

In April 2008, the Company entered a sublease agreement for its Wood Village manufacturing facility. The terms of the sublease provide for escalating rent payments of approximately $0.6 million per year through the termination date of the master lease agreement in July 2011.

Sale-Leaseback Transactions

In November 2006, the Company sold one of its buildings and two adjacent parcels of land. The sale resulted in a gain of approximately $0.2 million. The Company then leased back a portion of the building for a three-year period. Pursuant to SFAS No. 28, “Accounting for Sales with Leasebacks, an Amendment of FASB Statement No. 13,” the leaseback is accounted for as an operating lease and the gain on the sale is deferred and recognized over the three-year term of the leaseback.

In June 2007, the Company disposed of certain equipment as a trade-in on the purchase of new equipment. The used equipment was then leased back from the vendor and the gain on disposal of $0.1 million is deferred and recognized over the 20-month term of the leaseback.

NOTE 16. STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Stock Incentive Plans

2007 Employee Stock Purchase Plan

The Company has the Merix Corporation 2007 Employee Stock Purchase Plan (the ESPP), which was approved by shareholders, pursuant to which 750,000 shares of common stock have been reserved for issuance to participating employees. Eligible employees may elect to contribute up to 5% of their gross earnings and may purchase shares only through payroll deductions permitted under the ESPP. The ESPP provides for 6-month offerings commencing on July 21 and January 21 of each calendar year, or the immediately preceding business day if these dates occur on a weekend. At the end of each six-month purchase period, the purchase price is determined and the accumulated funds are used to purchase shares of common stock. The purchase price per share is equal to 85% of the lower of the fair market value of the common stock on (a) the first day of the offering period or (b) the date of purchase. The first six-month purchase period ends on July 18, 2008 and as such, there were 750,000 shares of common stock available for issuance under the terms of the ESPP.

2006 Equity Incentive Plan

The Company has the Merix Corporation 2006 Equity Incentive Plan (the 2006 Plan), which replaced its 1994 Stock Incentive Plan (the 1994 Plan). The 2006 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, (4) performance shares and performance units conditioned upon meeting performance criteria and (5) other stock- or cash-based awards. Awards may be granted under the 2006 Plan to employees, officers, directors, consultants, agents, advisors and independent contractors. Under the 2006 Plan, 750,000 new shares of common stock were reserved for issuance. 396,363 shares of common stock previously reserved for issuance, but not subject to outstanding awards, under the 1994 Plan as of October 5, 2006 ceased to be available for issuance under the 1994 Plan and instead became available for grant under the 2006 Plan. Additionally, shares of common stock subject to outstanding options or unvested restricted stock awards under the 1994 Plan will also become available for grant under the 2006 Plan in the future to the extent that such awards expire or otherwise terminate without shares of common stock being issued pursuant to options, or to the extent that shares issued pursuant to restricted stock awards are forfeited. As of May 31, 2008, approximately 435,000 shares of common stock were subject to outstanding options or unvested stock awards under the 1994 Plan and approximately 918,000 shares had been forfeited or otherwise terminated and became available for grant under the 2006 Plan.

2000 Nonqualified Stock Option Plan

The Company also has the Merix Corporation 2000 Nonqualified Stock Option Plan (the 2000 Plan) that did not require approval by its shareholders. The 2000 Plan, as amended, permits the grant of up to 4,000,000 shares of common stock in the form of nonqualified stock options and stock awards to employees, directors and non-employee consultants, agents, independent contractors and advisors who provide services to the Company. The number of shares subject to stock options and stock awards granted under the 2000 Plan to officers and directors in any given year cannot exceed 25% of the total number of shares subject to awards granted in that year.

On January 31, 2006, February 24, 2006 and July 14, 2006, under the terms of the 2000 Plan, the Board of Directors granted performance-based stock options to the executive officers. Option prices for performance-based stock options are set at the fair market value of the common stock on the date of grant. Options vest over a four-year period, contingent upon the executive officer’s continued employment with the Company and expire seven years from the date of grant. The performance targets set by the Board of Directors are not expected to be met in subsequent years and, as a result, the Company is not currently recognizing any expense related to these options.

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

On February 11, 2008, the Company granted performance-based stock options to certain key employees, 30,000 of which were granted under the terms of the 2006 Plan and 510,000 of which were granted under the terms of the 2000 Plan. The options vest as to 25% on various dates in October and November 2008 if certain targets are met and as to the remaining 75% in April 2009 if the remaining targets are met. Once vested, the options will be fully exercisable and will expire seven years from their vest date. The fair value of the performance-based stock options, utilizing the Black-Scholes option pricing model, was $0.5 million, a portion of which is being recognized as an expense over the respective vesting periods based on management’s assessment of the probability of achieving the performance targets.

At May 31, 2008, there were approximately 1,400,000 shares available for grant under the 2000 Plan and the 2006 plan. Activity under these plans was as follows:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balances, May 26, 2007	2,779,308	$10.64
Granted	1,287,250	$4.56
Forfeited	(304,752)	$8.08
Expired	(456,412)	$10.79
Exercised	(552)	$2.89

Balances, May 31, 2008	3,304,842	$8.48	4.56	$74,397

Vested and expected to vest as of May 31, 2008	2,643,064	$8.99	4.16	$50,049

Exercisable as of May 31, 2008	1,516,673	$11.69	2.58	$11,007

	Restricted Stock Awards	Weighted Average Grant Date Per Share Fair Value
Balances, May 26, 2007	277,381	$8.36
Granted	171,862	$6.52
Vested	(42,440)	$8.70
Forfeited	(62,742)	$8.62

Balances, May 31, 2008	344,061	$7.36

As of May 31, 2008, unrecognized share-based compensation related to outstanding unvested stock options and restricted stock awards was $1.6 million and $1.0 million, respectively, which will be recognized over the weighted-average remaining vesting period of 1.37 years and 2.81 years, respectively.

Share-based Compensation Under SFAS No. 123(R)

Certain information regarding our share-based compensation for fiscal 2008 and fiscal 2007 was as follows (in thousands, except per share information):

	2008	2007
Weighted average grant-date per share fair value of share options granted	$4.56	$9.47
Total intrinsic value of share options exercised	1	2,591
Fair value of non-vested shares that vested during the period	270	582
Share-based compensation recognized in results of operations	1,963	1,850
Cash received from options exercised and shares purchased under all share-based arrangements	1	5,586
Weighted average grant-date per share fair value of shares to be issued under ESPP	2.45	—
Total fair value of shares to be issued under the ESPP	278	—

No material amount of share-based compensation was capitalized as a part of an asset during fiscal 2008, 2007 or 2006. There was no tax deduction realized from the exercise of stock options and no tax benefit recognized in the statement of operations related to share-based compensation in fiscal 2008 or fiscal 2007. The Company did not recognize a tax benefit from the share-based compensation expense because it is believed that it was more likely than not that the related deferred tax assets, which have been reduced by a valuation allowance, will not be realized.

Prior to the adoption of SFAS No. 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in its consolidated statement of cash flows. SFAS No. 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified and reported as both an operating cash outflow and a financing cash inflow. The excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the net operating loss carryforwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in its consolidated statement of cash flows for fiscal 2008 or 2007.

The Company’s share-based compensation expense was included in its statements of operations for fiscal 2008 and 2007 as follows (in thousands):

	2008	2007
Cost of sales	$163	$296
Engineering	66	58
Selling, general and administrative	1,734	1,496

	$1,963	$1,850

Compensation expense related to restricted stock awards and stock grants is based on the fair value of the underlying shares on the date of grant as if the shares were vested. For fiscal 2008 and fiscal 2007, compensation expense related to options granted pursuant to our stock incentive plans was determined based on the estimated fair values using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

	2008	2007
Risk-free interest rate	1.59% - 5.13%	4.48% - 5.10%
Dividend yield	0%	0%
Expected term	1.57 – 5.27 years	2.17 – 5.67 years
Volatility	46% - 93%	46% - 91%
Discount for post vesting restrictions	0%	0%
Assumed forfeiture rate	20.34%	11.57%

For fiscal 2008, compensation expense related to shares to be issued pursuant to the ESPP was determined using the following weighted average assumptions:

2008
Risk-free interest rate	3.01%
Dividend yield	0%
Expected term	6 months
Volatility	81%

The risk-free interest rate used is based on the implied yield on Treasury Constant Maturities with a remaining term equal to the expected term of the stock option. The expected dividend yield is zero as the Company has not paid cash dividends in the past and has no expectation of paying dividends in the foreseeable future. The expected term is based on historical stock option exercise patterns. Expected volatility is calculated based on applying historical volatility over the expected life of the stock options granted.

The Company recognizes share-based compensation expense using the graded vesting attribution method for stock options and the straight-line attribution method for restricted stock awards over the vesting period of the individual award with estimated forfeitures considered. Share-based compensation for performance-based stock option awards is recognized over the requisite service period if it is probable that the performance condition will be achieved. The Company does not accrue compensation expense if it is not probable that the performance condition will be achieved. In accordance with SFAS No. 123(R), the Company does not reverse previously recognized compensation expense if vested awards expire unexercised.

The Company issues new shares upon the exercise of stock options.

NOTE 17. SEVERANCE, IMPAIRMENT AND RESTRUCTURING CHARGES

Total severance, impairment and restructuring charges for fiscal 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006
Merix Oregon impairment charges – fixed assets and other	$12,272	$214	$477
Merix Oregon severance charges	1,192	—	658
Merix Asia impairment charges – fixed assets and other	226	26,414	—
Merix Asia impairment charges – goodwill	—	39,151	—
Merix Asia severance charges	1,631	—	—
Merix San Jose impairment charges – goodwill	—	14,159	—
CEO and other executive severance and related costs	365	1,476	—

	$15,686	$81,414	$1,135

Fiscal 2008

Hong Kong Facility and Other Merix Asia Restructuring

In the first quarter of fiscal 2008, the Company committed to phasing out operations at its Hong Kong facility, closing the facility and relocating production to other manufacturing facilities. Full closure of the facility was completed in the fourth quarter of fiscal 2008. This closure was a part of the Company’s actions to consolidate its Asian operations at its lower-cost facilities in China. The Company is also expanding the facilities at its Huiyang plant to increase its manufacturing capacity in China. The Company recorded approximately $1.4 million in severance and related costs in connection with closure of the Hong Kong facility, excluding amounts to be paid out to certain employees employed under a continuous contract for not less than five years (the Long Service Payment Plan). The Company expects to receive a total of approximately $2.3 million, $1.6 million of which had been received as of May 31, 2008, from the Long Service Payment Plan as a refund against the cash restructuring costs. Additionally, the Company recorded $0.2 million in asset impairment charges related to the closure of the Hong Kong facility and severance costs totaling $0.2 million due to other restructuring actions at Merix Asia in fiscal 2008. The Company has paid approximately $1.5 million in severance and related costs by the end of fiscal 2008.

Remaining severance costs totaling $0.1 million are included in current liabilities on the consolidated balance sheet at May 31, 2008 and are expected to be paid in the first six months of fiscal 2009.

Wood Village, Oregon Facility

In the third quarter of fiscal 2008, the Company approved a plan to close its manufacturing facility located in Wood Village, Oregon, and relocated production to its Forest Grove facility. This restructuring action was completed in the fourth quarter of fiscal 2008. Under the plan, the Company transitioned production from its Wood Village facility to its manufacturing facility located in Forest Grove, Oregon. Overall Oregon inner layer production capacity was reduced by approximately 40% and panel capacity was reduced by approximately 20%. The decision to close the facility was brought about by a number of factors including: (a) the continued migration of traditional Merix business to Merix Asia as well as other Asian based competitors; and (b) continued erosion of Merix’ North American gross margins, believed to result in part from the cyclicality that is part of the PCB industry. The manufacturing operations of the Wood Village facility were ceased on March 1, 2008, and the facility was fully closed in April 2008.

The Company incurred charges totaling approximately $13.5 million in the fiscal 2008 relating to the closure of the Wood Village facility, as well as other restructuring actions, comprising approximately $12.3 million in asset impairments and other costs, including lease termination costs and adjustments to the asset retirement obligation accrual for the Wood Village lease, and $1.2 million in severance payments. In the fourth quarter of fiscal 2008, the Company entered into an agreement to sublease the facility for an amount substantially equal to its rental obligation commencing in the first quarter of fiscal 2009. Pursuant to the sublease agreement, the Company is required to refurbish certain assets. Accordingly, the asset retirement obligation related to this facility of $0.9 million was included as a component of other current liabilities as of May 31, 2008 and all other cash expenses related to this restructuring have been paid.

Executive Severance

In the third quarter of fiscal 2008, the Company terminated its Executive Vice President of Global Operations. In accordance with the executive employment agreement related to this termination, the Company recorded $0.4 million of severance and related costs, which were paid in the fourth quarter of fiscal 2008.

Fiscal 2007

Severance charges of $1.5 million in fiscal 2007 included the following:

•	a lump-sum cash payment of $0.6 million and non-cash share-based compensation of $0.1 million related to the issuance of share-based awards upon the resignation of our former Chief Executive Officer;

•	the cost of $0.1 million for fees related to recruiting a new Chief Executive Officer;

•	$0.2 million of cash severance related to the termination of another senior manager of Merix Asia; and

•	$0.5 million of cash severance related to the resignation of Merix Asia’s Chief Executive Officer in the fourth quarter of fiscal 2007.

In the fourth quarter of 2007, the Company recorded a $26.6 million impairment charge related primarily to the property, plant and equipment and land use rights of its Hong Kong facility, which is part of its Merix Asia operating segment. Due to continuing and forecasted future operating losses, the Company performed an impairment analysis pursuant to SFAS No. 144. The Company primarily utilized market value analyses to determine the fair value of the assets. In addition, the $26.6 million charge included $0.2 million related to certain assets at the Company’s Oregon facility which were determined to have limited future use.

Based on the Company’s fourth quarter fiscal 2007 SFAS No. 142 annual impairment review of the fair value of its Merix San Jose and Merix Asia operating segment net assets and their related book value, a $53.3 million charge for goodwill impairment was recorded. In estimating the fair value of the reporting units’ net assets, the Company utilized a present value of cash flow projections methodology. The declines in the estimated fair values of the operating segments resulted from lower historical operating results than previously anticipated and lower future estimated cash flows. The $53.3 million charge consisted of a $14.2 million charge for Merix San Jose and a $39.1 million charge for Merix Asia.

Fiscal 2006

During the first quarter of fiscal 2006, the Company executed cost reduction actions that included the elimination of approximately 130 employee positions across the Company’s manufacturing and support organizations, predominantly in Oregon. The Company recorded a charge of $0.7 million related to severance costs and $0.5 million for the impairment of certain fixed assets. As of May 27, 2006, the Company had no accrued liability remaining related to these actions.

A roll-forward of the Company’s severance accrual for the fiscal years ended May 31, 2008 and May 26, 2007 was as follows (in thousands):

	Balance May 26, 2007	Charged to Expense	Amounts Paid	Balance May 31, 2008
Merix Asia’s Chief Executive Officer severance	$453	$—	$(453)	$—
Other executive severance	—	365	(365)	—
Other Asia severance	—	169	(169)	—
Hong Kong plant closure	—	1,462	(1,328)	134
Wood Village and Forest Grove severance	—	1,192	(1,192)	—

	$453	$3,188	$(3,507)	$134

	Balance May 27, 2006	Charged to Expense	Expenditures /Issuance of Share-based Awards	Balance May 26, 2007
Chief Executive Officer severance	$—	$748	$(748)	$—
Chief Executive Officer recruiting fees	—	75	(75)	—
Other employee severance	—	200	(200)	—
Merix Asia’s Chief Executive Officer severance	—	453	—	453

	$—	$1,476	$(1,023)	$453

NOTE 18. INCOME TAXES

The components of income (loss) from continuing operations before minority interests and income taxes and the provision (benefit) for income taxes for fiscal 2008, 2007 and 2006 are presented in the table below (in thousands). Fiscal 2007 and 2006 amounts exclude the impact of discontinued operations as discussed in Note 14:

	2008	2007	2006
Income (loss) from continuing operations before income taxes and minority interests
U.S.	$(28,041)	$5,294	$8,976
Foreign	5,157	(75,058)	(6,535)

	$(22,884)	$(69,764)	$2,441

Tax provision (benefit)
Current:
Federal	$19	$362	$199
State	53	257	63
Foreign	1,826	671	198

	1,898	1,290	460
Deferred:
Federal	(9,714)	5,040	2,666
State	(1,177)	(2,559)	(63)
Foreign	(77)	(6,939)	(826)

	(10,968)	(4,458)	1,777
Valuation allowance:
Federal	9,714	(5,040)	(2,666)
State	1,177	2,559	63
Foreign	(319)	7,061	826

	10,572	4,580	(1,777)

Total	$1,502	$1,412	$460

The effective income tax rate applied to net income (loss) varied from the United States federal statutory rates of 35% in fiscal 2008, 35% in fiscal 2007 and 34% in fiscal 2006 due to the following (in thousands):

	2008	2007	2006
Tax expense (benefit) at statutory rates	$(8,009)	$(24,418)	$830
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(338)	(1,788)	295
Effect of foreign income tax rates	(663)	5,360	(129)
Effect of enacted change in future foreign tax rates	—	(1,035)	—
Federal qualified research and experimentation credit	—	(44)	(157)
State tax credits, net of federal benefits	(6)	—	(295)
Stock option windfall	—	(863)	—
Non-deductible items:
Goodwill impairment	—	18,698	—
Intercompany charges not deductible in certain foreign jurisdictions	78	411	444
Interest expense not deductible in certain foreign jurisdictions	428	1,347	506
Amortization of intangibles	125	254	521
Capital loss not deductible in foreign jurisdiction	—	(678)	—
Other	196	116	432
Change in valuation allowance	10,572	4,580	(1,777)
Other, net	(881)	(528)	(210)

	$1,502	$1,412	$460

Significant components of the Company’s deferred tax assets and liabilities at May 31, 2008 and May 26, 2007 were as follows (in thousands):

	2008	2007
Deferred tax assets – current:
Inventories	$1,856	$1,429
Vacation accrual	481	445
Sales allowances	556	648
Other	900	880

	3,793	3,402
Deferred tax assets – long-term:
Alternative minimum tax credit	1,130	1,115
Net operating loss carryforwards	21,511	14,591
Qualified research and experimentation credits and other	6,475	5,555

	29,116	21,261
Deferred tax liabilities – long-term:
Intangible basis difference	(844)	(1,346)
Fixed asset basis difference	359	(1,370)
Other	(461)	(971)

	(946)	(3,687)

Net deferred tax asset before valuation allowance	31,963	20,976
Valuation allowance	(31,003)	(20,976)

	$960	$—

At May 31, 2008, the Company had net operating loss carryforwards of approximately $40.8 million, $53.6 million and $20.3 million for U.S. federal, U.S. state and foreign income tax purposes, respectively. As of May 31, 2008, the Company had unused federal and state credit carryforwards of approximately $2.5 million and $1.6 million, respectively. Net operating losses and research and experimentation credits will expire between fiscal 2009 and fiscal 2028 and certain state credits may be carried forward indefinitely until exhausted. In addition, the Company had alternative minimum tax credit carryforwards of approximately $1.1 million, which are available to reduce future federal regular income taxes, if any, over an indefinite period. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income before these carryforwards expire. Included in the federal net operating loss carryforward is $7.9 million from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision.

A valuation allowance was recorded against net deferred tax assets due to cumulative losses in recent years and the lack of consistent, positive evidence to support the utilization of net operating losses and other tax attributes against future income. When realization of the deferred tax asset is more-likely-than-not to occur, the benefit related to the deductible temporary differences attributable to ordinary operations will be recognized as a reduction of income tax expense. The benefit related to deductible temporary differences attributable to purchase accounting may result in a reduction to goodwill. The cumulative change in the valuation allowance for fiscal 2008, 2007 and 2006 was an increase of approximately $10.0 million, an increase of approximately $4.5 million and an increase of approximately $0.9 million, respectively. In the third quarter of fiscal 2008, we reversed a net $1.2 million of valuation allowance against certain Merix Asia deferred tax assets. This reversal is reflected on the consolidated financial statements as a $1.2 million increase in deferred tax assets, a $0.5 million decrease to goodwill and a $0.7 million decrease to tax expense.

A subsidiary in China is in a tax holiday effective through December 2009, whereby the applicable statutory rate was zero through December 2006 and subject to a reduced rate of 12% through December

2009. The impact of the China tax holiday was to increase net income by $0.5 million ($0.2 per diluted share) in fiscal 2008 and $0.4 million ($0.02 per diluted share) during both fiscal 2007 and fiscal 2006.

The Company will provide for U.S. income taxes on the earnings of foreign subsidiaries if foreign subsidiaries have positive taxable earnings and they are not considered indefinitely reinvested outside of the U.S. The Company indefinitely reinvests the cumulative undistributed earnings of its foreign subsidiaries. At May 31, 2008, the cumulative earnings and profits of foreign subsidiaries was a taxable deficit.

We recorded $2.5 million in potential liability for uncertain tax positions related to the adoption of FIN 48. This is reflected as a $0.7 million increase to goodwill and a $1.8 million charge to beginning accumulated deficit. All of our potential liability for uncertain tax positions would have an impact on the effective tax rate if recognized. Interest accrued on potential liability for uncertain tax positions was $0.8 million at May 31, 2008.

Following is a rollforward of changes in fiscal 2008 to the Company’s potential liability for uncertain tax positions included as a component of other long-term liabilities on the consolidated balance sheet at May 31, 2008 (in thousands):

Balance at May 26, 2007	$—
Additions for tax positions taken in prior periods	2,119
Additions for tax positions taken in current period	5
Decreases for lapses in statutes of limitation	—
Decreases for settlements with taxing authorities	—

Balance at May 31, 2008	$2,124

Net Change	$2,124

The Company believes it is reasonably possible that the total amount of potential liability for uncertain tax positions may change within the next 12 months as a result of a pending tax examination but is unable to estimate the amount of the potential change.

The Company recognizes accrued interest and penalties on the potential liability for uncertain tax positions as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. During fiscal 2008, the Company recognized an additional $0.4 million in interest and no penalties associated with the potential liability for uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local and foreign jurisdictions. The Company is no longer subject to Internal Revenue Service (IRS) examinations for fiscal years prior to fiscal 2001, state or local examinations prior to fiscal 2002, and foreign income tax examinations before fiscal year 2001. The Company does not currently have any examinations in process, but has been notified of a pending examination in the PRC for calendar year 2007.

NOTE 19. SEGMENT AND ENTERPRISE-WIDE DISCLOSURES

The Company has three reportable business segments defined by geographic location in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: (1) Merix Oregon, (2) Merix San Jose and (3) Merix Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. The Company’s operating segments are evidence of the internal structure of its organization. Each segment operates in the same industry with production facilities that produce similar customized products for its customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team. The Company’s chief operating decision maker is its Chief Executive Officer. Segment disclosures are presented to the gross profit level as this is the primary performance measure for which the segment managers are responsible. No other operating results information is provided to the chief operating decision maker for review at the segment level. The following tables reconcile certain financial information by segment.

Net sales by segment for fiscal 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006
Merix Oregon	$169,715	$210,044	$193,262
Merix San Jose	33,487	35,303	32,256
Merix Asia	175,435	155,149	78,460

	$378,637	$400,496	$303,978

Gross profit by segment for fiscal 2008, 2007 and 2006 was as follows (in thousands):

	2008	2007	2006
Merix Oregon	$17,607	$47,370	$34,848
Merix San Jose	7,111	10,327	8,810
Merix Asia	19,884	14,230	9,926

	$44,602	$71,927	$53,584

Total assets by segment at May 31, 2008 and May 26, 2007 were as follows (in thousands):

	2008	2007
Merix Oregon	$125,158	$162,217
Merix San Jose	27,917	29,807
Merix Asia	114,366	94,833

	$267,441	$286,857

The following table presents the total net sales to customers in any single country that totaled 10% or more of our net sales (dollars in thousands):

	Amount	% of Net Sales
Fiscal 2008
United States	$247,767	65%

Fiscal 2007
United States	$251,934	63%

Fiscal 2006
United States	$180,091	59%
Malaysia	31,109	10%
People’s Republic of China	29,453	10%

Long-lived assets by geographic location at May 31, 2008 and May 26, 2007 were as follows (in thousands):

	2008	2007
United States	$79,172	$93,867
People’s Republic of China (including Hong Kong at May 26, 2007)	71,244	56,409

	$150,416	$150,276

NOTE 20. BENEFIT PLANS

Defined Contribution 401(k) Plans

The Company maintains two defined contribution plans that cover all regular U.S.-based employees, which meet the requirements of Section 401(k) of the Internal Revenue Code. Under the 401(k) plan for employees that reside in Oregon, the Company matches employee contributions of 100% of the first 3% of an employee’s base pay and Company contributions vest at a rate of 25% per year. The Company’s contributions may be made in cash or in the Company’s stock. Under the 401(k) plan for employees that reside in California, the Company matches employee contributions of 20% of the first 15% of an employee’s base pay and Company contributions vest at a rate of 20% per year after the first year. During fiscal 2008, 2007 and 2006, contribution expense for matching contributions in the Company’s common stock totaled $0.9 million, $1.2 million and $1.1 million related to defined contribution 401(k) plan. Contribution expense for matching contributions paid in cash totaled $0.6 million, $0.1 million and $0.1 million in fiscal 2008, 2007 and 2006, respectively.

Long Service Payment Plan

Under statutory requirement, certain Merix Asia employees are entitled to receive a long service payment if they have been employed under a continuous contract for a period of not less than five years. Upon termination of employment, the employee is entitled to receive either the long service payment, if eligible, or a severance payment, which are calculated as the lesser of (1) the employee’s last full month’s wages multiplied by two-thirds multiplied by the employee’s total number of service years, or (2) 22,500 Hong Kong dollars (approximately U.S. $3,000 at May 31, 2008) multiplied by two-thirds multiplied by the employee’s total number of service years. The total cumulative severance and long service plan payment are subject to a maximum payment not to exceed 390,000 Hong Kong dollars (approximately U.S. $50,000 at May 31, 2008).

The Company’s Long Service Payment Plan accrual, included as a component of other long-term liabilities, at May 31, 2008 and May 26, 2007 was $32,000 and $888,000, respectively, and was offset by an unrecognized actuarial gain (loss) of ($6,000) and $149,000, respectively, which was included as a component of accumulated other comprehensive income. During fiscal 2008, 2007 and 2006, net periodic pension expense related to this plan was $43,000, $97,000 and $59,000, respectively. Detailed information pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 132 (Revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” is not provided due to the immateriality of the defined benefit pension amounts. The Company’s liability under the Long Service Plan was significantly reduced due to the closure of the Hong Kong facility during fiscal 2008.

In the second quarter of fiscal 2007, the accrual for the Long Service Payment Plan was reduced by $1.4 million with a corresponding reduction to goodwill based on an estimate prepared by an outside actuary (see also Note 3). The Company engaged an outside actuary to calculate the liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

Executive Deferred Compensation Plan

During fiscal 2007, Merix implemented an executive deferred compensation plan. Pursuant to the plan, certain management employees are eligible to defer up to 75% of their regular salary and 100% of their annual bonus. Each plan participant is fully vested in all deferred compensation and credited earnings. The liability for the plan was $0.2 million and $0.1 million, respectively, at May 31, 2008 and May 26, 2007. Expense related to this plan was not significant in fiscal 2008 or 2007.

NOTE 21. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is, from time to time, made subject to various legal claims, actions and complaints in the ordinary course of its business. Except as disclosed below, the Company believes that the outcome of the litigation should not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Securities Class Action

Four purported class action complaints were filed against the Company and certain of its executive officers and directors in the first quarter of fiscal 2005. The complaints were consolidated in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. After the court granted the Company’s motion to dismiss without prejudice, plaintiffs filed a second amended complaint. That complaint alleged that the defendants violated the federal securities laws by making certain inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering of approximately $103.4 million of the Company’s common stock. In September 2006, the Court dismissed that complaint with prejudice. The plaintiffs appealed to the Ninth Circuit Court of Appeals. In April 2008, the Ninth Circuit reversed the dismissal of the Second Amended Complaint. The Company sought rehearing which was denied and rehearing en banc which was also denied. The Company obtained a stay of the mandate from the Ninth Circuit and will file a certiorari petition with the United States Supreme Court by September 22, 2008. The plaintiffs seek unspecified damages. A potential loss or range of loss that could arise from these cases is not estimable or probable at this time.

Breach of Contract Complaint

In June 2008, a complaint was filed against Merix Caymans Trading Company Ltd. by Clark Sales, LLC, Case No. 2:08-CV-12551-MOR-VMM, in the United States District Court, Eastern District of Michigan. The complaint alleges breach of contract in relation to payment of post-termination commissions. The plaintiffs seek damages in excess of $4 million. The Company believes that the court has no jurisdiction to hear the claim and that the claims have no merit and, as such, has not recorded a liability for potential loss. A hearing is scheduled for October 31, 2008.

Environmental Matters

The process to manufacture PCBs requires adherence to environmental regulations regarding the storage, use, labeling and handling of and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standards applicable in each of the jurisdictions in which we operate. The Company’s Huiyang and Huizhou facilities in China are not currently compliant with all applicable environmental permits and requirements. The Company has worked cooperatively with regulators in China and has agreed upon a compliance plan and anticipates that this plan, if executed, would not result in any fines, penalties or unplanned costs. In fiscal 2008 and 2007, the Company incurred $0.3 and $0.8 million, respectively, of environmental compliance costs relating to the Hiuzhou and Huiyang facilities. The Company anticipates incurring a total of approximately $0.6 million in fiscal 2009 for compliance costs.

Third-Party Indemnification

In the normal course of business, the Company indemnifies customers with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from other third party claims that the Company’s products, when used for their intended purposes, infringe the intellectual property rights of such other third parties. To date, the Company has not recorded any material charges related to these types of indemnifications.

Commitments

As of May 31, 2008, the Company had capital commitments of approximately $6.7 million, primarily relating to the purchase of manufacturing equipment. The Company also had consignment agreements with certain suppliers for raw material inventory, some of which obligate the Company to purchase inventory on hand upon termination of the agreement. As of May 31, 2008, potential commitments under these agreements were insignificant.

NOTE 22. RELATED PARTY TRANSACTIONS

The Company recorded the following amounts for transactions with Huizhou Desay Holdings Co. Ltd. and its wholly-owned subsidiary, a minority shareholder of two Merix Asia manufacturing facilities, during fiscal 2008, 2007 and 2006 as follows (in thousands):

	2008	2007	2006
Consulting fees	$198	$174	$149
Operating lease rental fees	305	270	131
Management fees	78	50	16
Capitalized construction costs	1,597	—	—
Other fees	406	400	12

	$2,584	$894	$308

NOTE 23. QUARTERLY DATA (UNAUDITED)

Unaudited quarterly financial data for each of the eight fiscal quarters in the two-year period ended May 31, 2008 was as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2008 (1)
Net sales	$99,430	$97,378	$94,275	$87,544
Gross profit	12,952	11,250	9,681	10,719
Operating income (loss) (2)	(1,878)	(3,216)	(17,510)	(301)
Net income (loss) (2)	(3,649)	(5,009)	(13,354)	(3,539)
Basic net income (loss) per share	(0.17)	(0.24)	(0.63)	(0.17)
Diluted net income (loss) per share	(0.17)	(0.24)	(0.63)	(0.17)

Fiscal 2007
Net sales	$102,979	$103,657	$100,288	$93,572
Gross profit	20,162	18,749	17,606	15,410
Operating income (loss)(3)	5,965	4,569	3,436	(78,740)
Income (loss) from continuing operations(3)	3,410	2,952	1,809	(80,086)
Income (loss) from discontinued operations	233	(1,190)	276	164
Net income (loss) (3)	3,643	1,762	2,085	(79,922)
Basic income (loss) per share from continuing operations	0.17	0.15	0.09	(3.87)
Basic income (loss) per share from discontinued operations	0.01	(0.06)	0.01	0.01
Basic net income (loss) per share	0.18	0.09	0.10	(3.86)
Diluted income (loss) per share from continuing operations	0.16	0.14	0.09	(3.87)
Diluted income (loss) per share from discontinued operations	0.01	(0.06)	0.01	0.01
Diluted net income (loss) per share	0.17	0.08	0.10	(3.86)

(1)	Certain reclassifications have been made from previously reported amounts.
(2)	Includes $15.7 million of severance, impairment and restructuring charges in fiscal 2008. See Note 17 of Notes to Consolidated Financial Statements for additional information.
(3)	Includes $79.9 million of impairment charges in the fourth quarter of fiscal 2007 related to fixed assets, other assets and goodwill. See Note 17 of Notes to Consolidated Financial Statements for additional information.

MERIX CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions			Deductions (2)	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts (1)	Acquired through Acquisitions
For the fiscal year ended May 31, 2008

Allowance for sales adjustments and doubtful accounts	$3,168	$304	$1,236	$—	$(2,456)	$2,252

Inventory obsolescence reserve	3,379	5,658	—	—	(5,318)	3,719

Tax valuation allowance	20,976	10,572	—	(545)	—	31,003

For the fiscal year ended May 26, 2007

Allowance for sales adjustments and doubtful accounts	$2,683	$1,655	$1,442	$—	$(2,612)	$3,168

Inventory obsolescence reserve	2,592	3,020	—	—	(2,233)	3,379

Tax valuation allowance	16,518	4,580	—	(122)	—	20,976

For the fiscal year ended May 27, 2006

Allowance for sales adjustments and doubtful accounts	$932	$387	$856	$2,404	$(1,896)	$2,683

Inventory obsolescence reserve	1,344	3,385	—	—	(2,137)	2,592

Tax valuation allowance	15,604	—	—	2,198	(1,284)	16,518

(1)	Charged to net sales.
(2)	Charges to the accounts included in this column are for the purposes for which the reserves were created and include write-offs, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Attached to this annual report as exhibits 31.1 and 31.2 are the certifications of our Chief Executive Officer (CEO) and Chief Financial Officers (CFO) required by Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This “Controls and Procedures” section of our annual report on Form 10-K is our disclosure of the conclusions of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on management’s evaluation of those disclosure controls and procedures. This section of the Annual Report on Form 10-K should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and our CFO concluded that as of the end of the period covered by the Form 10-K, due to the material weakness in internal control over financial reporting as discussed below under “Management’s report on Internal Control Over Financial Reporting,” our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and for assessing the effectiveness of the Company’s internal control over financial reporting as of May 31, 2008. As defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by the issuer’s principal executive and principal financial officers, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP).

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

Management conducted, with the participation and supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2008. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting as of May 26, 2007, we identified the following material weakness in our internal control over financial reporting, which has not been fully remediated as of May 31, 2008:

Merix Asia was acquired in September 2005. Upon acquisition, Merix Asia had weak internal controls over financial reporting and needed to develop processes to strengthen its accounting systems and control environment management. We have devoted significant time and resources to improving the internal controls over financial reporting since the acquisition. However, Merix management did not maintain sufficient controls to adequately monitor the accounting and financial reporting of our Merix Asia operations. This material weakness resulted in adjustments to our 2007 annual consolidated financial statements that were identified by management and our external auditors. Additionally, this control deficiency could result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Remediation Steps to Address Material Weakness

Because of the material weakness identified in our evaluation of internal control over financial reporting, we performed and plan to perform additional steps to enhance internal control over financial reporting. Our procedures include, but were not limited to, the following:

•

We continue to work toward the implementation of our global ERP system for our Asia operations, anticipated to occur during the first quarter of fiscal 2009. The new ERP system will allow for greater consistency of accounting processes and internal controls between our US and Asia operations and it will give us greater visibility into the accounting records and accounting practices in Merix Asia.

•	We have performed physical inventory counts at our Asia locations at each quarter-end during fiscal 2008 and will continue to do so until our global ERP system is in place for our Asia operations.

•

We have devoted time and resources to implement and improve the cost accounting systems for Merix Asia and to strengthen our analytical procedures focused on trends and variance analysis to budgets and forecasts. In fiscal 2008, we implemented detailed periodic reviews of the results of Merix Asia with follow-up actions to improve the control currently in place. These reviews provide for more formal communication processes related to the financial statement adjustments and changes in the internal control environment.

•	We have invested significant amounts of time and expense on training for financial personnel in Asia and in the US. We have also commenced more frequent oversight trips to Asia.

•	We continue to reaffirm a message that compliance with our controls over financial reporting is extremely important and will continue to impress that throughout our company.

•

We have realigned our organizational structure across the company along functional lines. We believe this has resulted in more accountability across the organization and allows for sharing of best practices across all functions, improving the internal control environment.

Despite the significant improvement of internal controls over financial reporting related to our Merix Asia operations, management believes that the material weakness will not be sufficiently remediated prior to the implementation of the global ERP system for our Asia operations. Additional remediation and controls testing will be undertaken subsequent to the ERP system implementation in Asia during fiscal 2009.

Based on our assessment and as a result of the material weakness described above, our management concluded that, as of May 31, 2008, our internal control over financial reporting was not effective based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of May 31, 2008 has been audited by Grant Thornton LLP, an independent registered public accounting firm, and their attestation report is set forth in (e) below in this Item 9A.

(c) Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(d) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as follows:

Material Weakness and Remediation Steps

After considering the errors that were detected by our internal control testing and as part of our closing process related to the reporting of the quarterly results for the third quarter of fiscal 2008, management concluded that a material weakness existed in our internal control as of March 1, 2008. Specifically, we did not maintain adequate controls over the reconciliation of inter-company accounts and certain work in process inventories. In addition, as of March 1, 2008, we had not remediated a previously identified material weakness relating to the processing and recording of transactions related to customer returns of products for warranty rework or credit.

During the fiscal quarter ended May 31, 2008, we took actions to remediate the material weakness related to the reconciliation of inter-company accounts and certain work in process inventories. Among other controls we have implemented is a change in the process and documentation required to complete an account reconciliation. In addition, we are including historical account trend and activity information to assist both the preparer and reviewer in analyzing the reasonableness of the account balance in relation to prior periods. We also initiated a more robust monthly account balance review process to be led by senior finance personnel and accounting management. The controls implemented to remediate material weaknesses related to controls over the processing and recording of transactions related to customer returns of products for warranty rework or credit and controls over the reconciliation of inter-company accounts and certain work-in-process inventories were determined to be operating effectively at May 31, 2008.

(e) Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Merix Corporation

We have audited Merix Corporations’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Merix Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Merix Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company did not maintain sufficient controls to adequately monitor the accounting and financial reporting of the Merix Asia operations. This material weakness resulted in adjustments to the Company’s 2008 annual consolidated financial statements that were identified by management and the external auditors. Additionally, this control deficiency could result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Merix Corporation has not maintained effective internal control over financial reporting as of May 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Merix Corporation and subsidiaries as of May 31, 2008 and May 26, 2007, and the related consolidated statements of operations, statements of shareholders’ equity and comprehensive income (loss), and statements of cash flows for the years ended May 31, 2008 and May 26, 2007. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated August 6, 2008, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Portland, Oregon

August 6, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers and information about the Company’s audit committee, is included under the headings “Proposal No. 1: Election of Directors,” “Executive Officers,” “Corporate Governance Principles and Board Matters – Board Structure and Committee Composition,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 31, 2008, and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics, a code of ethics and business practices with which every person who works for the Company is expected to comply. The Code of Business Conduct and Ethics is publicly available on the Company’s website under “Corporate Governance” in the Investor Relations section at www.merix.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If any waiver is granted, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to the Company’s executive officers or directors, the Company will disclose the nature of such waiver on that website or in a report on Form 8-K.

Item 11.	Executive Compensation

The information required by this item is included under the headings “Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 31, 2008, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the heading “Security Ownership of Certain Beneficial Owners and Management” relating to beneficial owners holding more than five percent of our common stock and common stock ownership of our directors and executive officers in our Proxy Statement for our 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 31, 2008, and is incorporated herein by reference.

Equity Compensation Plans

During fiscal year 2008, Merix maintained three equity compensation plans, the 1994 Stock Incentive Plan (the “1994 Plan”), the 2000 Nonqualified Stock Option Plan (the “2000 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). Merix may grant awards to eligible persons pursuant to the 2000 and 2006 Plan. The 1994 Plan was retired following shareholder approval of the 2006 Equity Incentive Plan on October 5, 2006. Shares granted under the 1994 Plan that are cancelled or retired become eligible for issuance out of the 2006 Plan. The Merix Board of Directors adopted the 2006 Plan in August 2006 and Merix’ shareholders approved the 2006 Plan in October 2006. The material terms of the 2000 Plan are described below.

The following table summarizes information about the 1994 Plan, 2000 Plan and 2006 Plan as of May 31, 2008.

Plan Category	Number of Shares of Common Stock to Be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Available for Future Issuance (excluding shares reflected in (a))
Equity compensation plan approved by security holders	992,551	$10.21	1,593,312	(1)

Equity compensation plan not approved by security holders	2,312,291	$7.73	558,161	(2)

Total	3,304,842	$8.48	2,151,473

(1)	Consists of shares of common stock remaining available for issuance under 2006 Plan and 750,000 shares of common stock reserved for future issuance under the Merix Corporation 2007 Employee Stock Purchase Plan. Directors not affiliated with Merix participate in a program under which each receives an option to purchase 20,000 shares and a restricted stock award of shares having a value of $20,000 at the time first elected to the Board and an option to purchase 5,000 shares and a restricted stock award of shares having a value of $20,000 on each anniversary of that date. The options granted under this program vest and become exercisable with respect to 25% of the shares on the first anniversary of the grant date and an additional 25% of the shares vest and become exercisable on each anniversary thereafter (assuming continued Board service). The number of restricted shares granted will be determined by dividing $20,000 by the fair market value of a share of Merix’ common stock on the date of grant. The restricted shares are fully vested at grant, but will be subject to an agreement between Merix and each recipient prohibiting the sale or the disposition of such shares so long as the recipient remains a Merix director. The agreement will also provide that any director who resigns from the Board without the consent of a majority of the Board of Directors then in office will forfeit all such stock awards. Shares available for issuance under the 2006 Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units, performance units, performance shares and any other stock based award selected by the plan administrator.
(2)	Consists of shares of common stock remaining available for issuance under the 2000 Plan. Shares available for issuance under the 2006 Plan can be granted pursuant to non-statutory stock options and stock awards.

Description of 2000 Nonqualified Stock Option Plan

Merix’ Board of Directors adopted the 2000 Plan in December 2000 and approved amendments in March 2002 and August 2002. The 2000 Plan has not been approved by Merix’ shareholders.

Under the 2000 Plan, Merix is limited in the number of shares that we can award to our officers or directors in any calendar year to 25% of the total awards made for that year. Although the 2000 Plan will not be affected by the decision of Merix shareholders regarding the 2006 Plan, effective October 2005, Merix ceased to make awards under the 2000 Plan to our executive officers or directors.

The following description of the 2000 Plan is a summary and does not purport to be a complete description. You can find a copy of the full text of the 2000 Plan attached as Exhibit 10.28 to Merix’ Annual Report on Form 10-K for the year ended May 25, 2002, filed with the SEC.

Shares Available

As amended, the 2000 Plan reserves up to 4,000,000 shares of Merix’ common stock for issuance pursuant to awards granted under the 2000 Plan. The 2000 Plan permits the grants of non-statutory stock options (NSOs) and stock awards. If an option granted under the Plan expires, terminates or is canceled, or if shares awarded are forfeited to Merix or repurchased by Merix, the shares again become available for issuance under the 2000 Plan.

Eligibility

Only non-executive officer employees of Merix and its subsidiaries are now eligible to participate in the 2000 Plan. Non-employee consultants, agents, independent contractors and advisors who provide services to Merix are also eligible to participate. Executive officers and directors are not eligible for awards under the 2000 Plan.

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

Stock Options

The Committee determines the persons to whom options are granted, the option price, the number of shares subject to each option, the period of each option and the times at which options vest and may be exercised. No monetary consideration is paid to Merix upon the granting of options.

Options granted under the 2000 Plan generally continue in effect for the period fixed by the Committee. Options are exercisable in accordance with the terms of an option agreement entered into at the time of grant. Except as otherwise determined by the Committee, options are nontransferable except on death. Options may be exercised only while an optionee is employed by or in the service of Merix or a subsidiary or until the earliest of (i) the option’s expiration date; (ii) within 12 months following termination of employment by reason of death or disability; or (iii) 90 days following termination for any other reason. The purchase price for each share purchased pursuant to exercise of options must be paid (i) in cash; (ii) by check; (iii) in shares of common stock valued at fair market value that have been owned by the optionee for at least six months (or any shorter period necessary to avoid a charge to Merix’ earnings for financial reporting purposes); or (iv) in other forms of consideration permitted by the Committee. Upon the exercise of an option, the number of shares subject to the option and the number of shares available under the 2000 Plan for future option grants are reduced by the number of shares with respect to which the option is exercised, less any shares surrendered in payment or withheld to satisfy withholding obligations.

Stock Awards

The Committee may award common stock of Merix under the 2000 Plan on such terms and conditions and subject to repurchase or forfeiture restrictions, if any, as the Committee determines at the time the stock is awarded. The Committee may determine the recipients of the awards, the number of shares to be awarded and the time of the award.

Changes in Capital Structure

The 2000 Plan provides that if the outstanding common stock of Merix is increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of Merix or of another corporation by reason of any recapitalization, merger, consolidation, stock split or certain other transactions, appropriate adjustment will be made by the Committee in the number and kind of shares available for awards under the 2000 Plan and the number and kind of securities that are subject to any outstanding option. In the event of dissolution of Merix, unless otherwise determined by the Committee in its sole discretion, options and stock awards shall immediately terminate prior to dissolution or liquidation.

Term of Plan and Amendments

The Board of Directors may at any time amend, suspend or terminate the 2000 Plan in such respect as it shall deem advisable. The 2000 Plan will continue until all shares available for issuance under the 2000 Plan have been issued and all restrictions on such shares have lapsed.

Tax Consequences

No income is realized by the grantee under federal income tax law until a stock option is exercised. Because the stock options granted under the 2000 Plan are NSOs, at the time of exercise of an NSO, the optionee will realize ordinary compensation income, and Merix will generally be entitled to a deduction, in the amount by which the market value of the shares subject to the option at the time of exercise exceeds the exercise price. Merix’ deduction is conditioned upon withholding income taxes on the income amount. Upon the sale of shares acquired upon exercise of an NSO, the excess of the amount realized from the sale over the market value of the shares on the date of exercise will be taxable at capital gains rates.

An employee who receives a stock award in connection with the performance of services will generally realize taxable income at the time of receipt unless the shares are not substantially vested for purposes of Section 83 of the Internal Revenue Code and no Section 83(b) election is made. If the shares are not vested at the time of receipt, the employee will realize taxable income in each year in which a portion of the shares substantially vest, unless the employee makes an election under Section 83(b) of the Internal Revenue Code within 30 days after the original date of the receipt of the award. Merix generally will be entitled to a tax deduction in the amount includable as income by the employee at the same time or times as the employee recognizes income with respect to the shares, provided Merix withholds income taxes on the income amount.

Section 162(m) of the Internal Revenue Code limits to $1,000,000 per person the amount that Merix may deduct for compensation paid to any of its most highly compensated officers in any year after 1993. Because the 2000 Plan was not approved by Merix shareholders, compensation received through the exercise of options granted under the Plan is subject to the $1,000,000 deduction limit.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the headings “Transactions with Related Persons” and “Corporate Governance Principles and Board Matters” in our Proxy Statement for our 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 31, 2008, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included under “Independent Registered Public Accounting Firm’s Fees” in our Proxy Statement for our 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 31, 2008, and is incorporated herein by reference.

Indemnification of Former Accounting Firm

In connection with PricewaterhouseCoopers LLP’s (PwC) consent to the incorporation by reference into the registration statements referred to in Exhibit 23.2 to this Form 10-K of its audit report on Merix’ consolidated financial statements for the fiscal year ended May 27, 2006 included in this Form 10-K, Merix has agreed to indemnify PwC, as its former independent registered public accounting firm, for legal costs and expenses incurred by PwC in its successful defense of any legal action or proceeding arising from the incorporation by reference of its audit report referred to above. PwC is not entitled to indemnification if a court, after adjudication, finds it liable for professional malpractice.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) Financial Statements and Schedules

The Consolidated Financial Statements, together with the reports thereon of our independent registered public accounting firms, are included on the pages indicated below:

(a)(3) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, as amended - incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2001 (File No. 000-23818).

3.2	Amendment to Articles of Incorporation establishing Series A Preferred Stock, dated October 16, 2007 - incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 16, 2007 (File No. 000-23818).

3.3	Merix Corporation Bylaws, as amended – incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 1, 2007 (File No. 000-23818).

4.3	Rights Agreement dated as of October 16, 2007, between Merix Corporation and American Stock Transfer & Trust Company, as rights agent, which includes the form of Rights Certificate as Exhibit B - incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 16, 2007 (File No. 000-23818).

Exhibit No.	Description
10.1*	1994 Stock Incentive Plan of the Company, as amended - incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-59672).

10.2*	Merix Corporation 2000 Nonqualified Stock Option Plan of the Company, as amended - incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended May 25, 2002 (File No. 000-23818).

10.3*	Form of Executive Officer Stock Option Agreement - incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended February 25, 2006 (File No. 000-23818).

10.4*	Restricted Stock Award Grant Program for Non-Employee Directors under the Merix Corporation 1994 Stock Incentive Plan - incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended February 25, 2006 (File No. 000-23818).

10.5*	Employee Stock Bonus Agreement - incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005 (File No. 000-23818).

10.6*	Merix Corporation 2006 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 25, 2006 (File No. 000-23818).

10.7*	Merix Corporation 2007 Employee Stock Purchase Plan – incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 1, 2007 (Registration No. 333-148711).

10.8*	Merix Corporation Deferred Compensation Plan - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 25, 2006 (File No. 000-23818).

10.9*	Indemnity Agreement between the Company and William C. McCormick as of October 21, 1997 - incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 29, 1997 (File No. 000-23818).

10.10*	Indemnity Agreement between the Company and Robert C. Strandberg as of June 30, 1998 - incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 30, 1998 (File No. 000-23818).

10.11*	Indemnity Agreement between the Company and Dr. William Lattin dated as of September 28, 2000 - incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 25, 2000 (File No. 000-23818).

10.13*	Indemnity Agreement between the Company and George H. Kerckhove dated as of June 28, 2001 - incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2001 (File No. 000-23818).

10.14*	Indemnity Agreement between the Company and Donald D. Jobe dated as of December 20, 2001 - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 24, 2001 (File No. 000-23818).

10.15*	Indemnity Agreement between the Company and Kirby A. Dyess dated as of September 24, 2002 - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2002 (File No. 000-23818).

10.16*	Indemnity Agreement between the Company and Francis Yuen dated as of April 8, 2008.

10.17	Summary of Key Terms of Compensation Arrangements with Merix Corporation Executive Officers – incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2007 (File No. 000-23818).

10.18	Summary of Key Terms of Compensation Arrangements with Merix Corporate Non-Employee Directors – incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2007 (File No. 000-23818).

10.19*	Executive Severance and Noncompetition Agreement between Merix Corporation and Michael D. Burger, dated April 26, 2007 - incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2007 (File No. 000-23818).

Exhibit No.	Description
10.20*	Indemnity Agreement between Merix Corporation and Michael D. Burger, dated April 26, 2007 – incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2007 (File No. 000-23818).

10.21*	Executive Severance Agreement between the Company and Thomas R. Ingham, dated August 22, 2005 - incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2005 (File No. 000-23818).

10.22*	Indemnity Agreement between the Company and Thomas R. Ingham, dated August 22, 2005 - incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2005 (File No. 000-23818).

10.23*	Executive Severance Agreement between the Company and Kelly E. Lang as of July 31, 2006 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2006 (File No. 000-23818).

10.24*	Indemnity Agreement between the Company and Kelly E. Lang as of July 31, 2006 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2006 (File No. 000-23818).

10.25*	Executive Severance and Noncompetition Agreement between the Company and Linda Moore, dated April 11, 2007 - incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2007 (File No. 000-23818).

10.26*	Indemnity Agreement between the Company and Linda Moore, dated April 23, 2007 – incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2007 (File No. 000-23818).

10.27*	Executive Severance and Noncompetition Agreement between the Company and Allen L. Muhich, dated April 7, 2008.

10.28*	Indemnity Agreement between the Company and Allen L. Muhich, dated December 10, 2007.

10.29*	Form of Offer Letter for Vice President level position at Merix Corporation – incorporated by reference to Exhibit 10.58 to the Company’s Annual Report of Form 10-K for the fiscal year ended May 26, 2007 (File No. 000-23818).

10.30	Lease Agreement between the Company and Opus Northwest, LLC, dated as of August 22, 2000 - incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 26, 2000 (File No. 000-23818).

10.31	Loan and Security Agreement, dated May 9, 2008 and executed on May 12, 2008, by and between Merix Corporation and Bank of America, N.A., and the other parties named therein - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2008 (File No. 001-33752).

10.32	Merix Singapore Facility Agreement, dated May 9, 2008 and executed on May 12, 2008, by and between Merix Holding (Singapore) Pte Ltd and Bank of America, N.A., and the other parties named therein - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 13, 2008 (File No. 001-33752).

10.33	Guaranty and Security Agreement, dated May 9, 2008 and executed on May 12, 2008, by Merix Nevada, Inc. and Merix Asia, Inc. in favor of Bank of America, N.A. as Agent and certain financial institutions - incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 13, 2008 (File No. 001-33752).

10.34	Indenture dated May 16, 2006, between Merix Corporation and U.S. Bank National Association, as Trustee - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2006 (File No. 000-23818).

10.35	Form of 4% Convertible Senior Subordinated Note Due 2013 (incorporated by reference to Section 2.2 of Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended February 24, 2007) (File No. 000-23818).

Exhibit No.	Description
10.36	Registration Rights Agreement dated as of May 16, 2006, between Merix Corporation and Thomas Weisel Partners LLC - incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 16, 2006 (File No. 000-23818).

16	Letter re change in certifying accountant – incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on September 1, 2006.

21	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2008	MERIX CORPORATION

	By	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 6, 2008:

Signature	Title

/s/ MICHAEL D. BURGER	Director, President and
Michael D. Burger	Chief Executive Officer
(Principal Executive Officer)

/s/ KELLY E. LANG	Executive Vice President and Chief Financial Officer
Kelly E. Lang	(Principal Financial Officer)

/s/ ALLEN L. MUHICH	Vice President, Finance
Allen L. Muhich	(Principal Accounting Officer)

/s/ KIRBY A. DYESS	Director
Kirby A. Dyess

/s/ DONALD D. JOBE	Director
Donald D. Jobe

/s/ GEORGE H. KERCKHOVE	Director
George H. Kerckhove

/s/ DR. WILLIAM W. LATTIN	Director
Dr. William W. Lattin

/s/ WILLIAM C. MCCORMICK	Chairman of the Board
William C. McCormick

/s/ ROBERT C. STRANDBERG	Director
Robert C. Strandberg

/s/ FRANCIS YUEN	Director
Francis Yuen