Form 10-Q
period 2008-08-30
MERIX CORP
filed 2008-10-08
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2008

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

The number of shares of common stock outstanding as of October 6, 2008 was 21,237,502 shares.

MERIX CORPORATION

MERIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	August 30, 2008	May 31, 2008
Assets
Current assets:
Cash and cash equivalents	$5,938	$5,728
Accounts receivable, net of allowances for doubtful accounts of $2,162 and $2,252	70,336	73,153
Inventories, net	23,626	23,631
Assets held for sale	1,251	1,477
Deferred income taxes	75	75
Prepaid and other current assets	10,020	12,961

Total current assets	111,246	117,025
Property, plant and equipment, net of accumulated depreciation of $129,008 and $121,253	106,506	103,012
Goodwill	31,794	31,794
Definite-lived intangible assets, net of accumulated amortization of $8,862 and $8,342	8,346	8,866
Deferred income taxes, net	885	885
Other assets	5,366	5,859

Total assets	$264,143	$267,441

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$56,577	$59,789
Accrued liabilities	16,809	15,783

Total current liabilities	73,386	75,572
Long-term debt	70,000	70,000
Other long-term liabilities	3,800	3,522

Total liabilities	147,186	149,094

Minority interest	4,522	4,573
Commitments and Contingencies (Note 16)
Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized; none issued	—	—
Common stock, no par value; 50,000 shares authorized; 21,238 and 21,073 issued and outstanding	215,895	215,085
Accumulated deficit	(103,505)	(101,358)
Accumulated other comprehensive income	45	47

Total shareholders’ equity	112,435	113,774

Total liabilities and shareholders’ equity	$264,143	$267,441

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Fiscal quarter ended
	August 30, 2008	September 1, 2007
Net sales	$90,627	$99,430
Cost of sales	80,353	88,387

Gross profit	10,274	11,043
Operating expenses:
Engineering	563	464
Selling, general and administration	9,702	11,603
Amortization of intangible assets	520	613
Severance charges and other restructuring costs (Note 19)	(527)	241

Total operating expenses	10,258	12,921

Operating income (loss)	16	(1,878)
Other income (expense):
Interest income	51	294
Interest expense	(876)	(1,096)
Other income (expense), net	(364)	(323)

Total other expense, net	(1,189)	(1,125)

Loss before income taxes and minority interests	(1,173)	(3,003)
Provision for income taxes	728	410

Loss before minority interests	(1,901)	(3,413)
Minority interest in net income of consolidated subsidiaries	246	236

Net loss	$(2,147)	$(3,649)

Basic and diluted loss per share	$(0.10)	$(0.17)

Weighted average number of shares - basic and diluted	20,794	20,909

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Fiscal quarter ended
	August 30, 2008	September 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,147)	$(3,649)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	5,457	5,621
Contribution of common stock to defined contribution plan	—	382
Share-based compensation expense	566	760
Minority interest in net income of consolidated subsidiaries	245	236
Gain on disposition of assets	(567)	—
Other non-cash (income) expense	—	(17)
Deferred income taxes	—	—
Changes in operating accounts:
Decrease in accounts receivable, net	2,818	1,555
(Increase) decrease in inventories, net	5	(1,510)
(Increase) decrease in other assets	3,246	(2,797)
Increase (decrease) in accounts payable	(1,734)	5,451
Increase in other accrued liabilities	1,310	1,305

Net cash provided by operating activities	9,199	7,337
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,421)	(5,573)
Proceeds from disposal of property, plant and equipment	555	23
Purchases of investments	—	(12,775)
Proceeds from sales and maturity of securities	—	21,800

Net cash provided by (used in) investing activities	(8,866)	3,475
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on revolving line of credit	6,000	—
Principal payments on revolving line of credit	(6,000)	—
Payments on capital lease obligations	—	(238)
Proceeds from exercise of stock options and stock plan transactions	245	—
Reacquisition of common stock	—	(83)
Due from affiliate, net	(67)	(751)
Distribution to minority shareholder	(296)	(327)
Other financing activities	(5)	16

Net cash used in financing activities	(123)	(1,383)

NET CHANGE IN CASH AND CASH EQUIVALENTS	210	9,429
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,728	17,175

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,938	$26,604

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net	$478	$480
Cash paid for interest	51	174
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Reclassification of fixed assets to (from) assets held for sale	$(226)	$100

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF BUSINESS

Merix Corporation, an Oregon corporation, was formed in March 1994. Merix is a leading global manufacturing service provider for technologically advanced printed circuit boards (PCBs) for original equipment manufacturer (OEM) customers and their electronic manufacturing service (EMS) providers. The Company’s principal products are complex multi-layer rigid PCBs, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The market segments the Company serves are primarily in commercial equipment for the communications and networking, computing and peripherals, industrial and medical, defense and aerospace and automotive markets. The Company’s markets are generally characterized by rapid technological change, high levels of complexity and short product life cycles, as new and technologically superior electronic equipment is continually being developed.

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the Annual Report on Form 10-K prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim consolidated financial statements are unaudited, however, they reflect all normal recurring adjustments and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year consists of a 52 or 53 week period that ends on the last Saturday in May. Fiscal 2009 is a 52 week fiscal year ending on May 30, 2009. The first quarter of fiscal 2009 ended August 30, 2008 and the first quarter of fiscal 2008 ended September 1, 2007 and included thirteen and fourteen weeks, respectively.

NOTE 3. BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned and majority-owned subsidiaries. Except for activity related to Merix Asia, for which certain intercompany amounts cannot be eliminated as discussed below, all intercompany accounts, transactions and profits have been eliminated in consolidation.

The functional currency for all subsidiaries is the U.S. dollar. Foreign exchange losses for the fiscal quarters ended August 30, 2008 and September 1, 2007 totaled $0.3 million and $0.3 million, respectively, and are included in net other expense in the consolidated statements of operations.

The Company’s financial reporting systems at Merix Asia are predominantly manual in nature, and accordingly, significant time is required to process and review the transactions in order to assure the financial information is properly stated. Additionally, Merix Asia performs a complex financial consolidation of its subsidiaries prior to the Company’s final consolidation. The time required to complete Merix Asia’s consolidation, record intercompany transactions and properly report any adjustments, intervening and/or subsequent events requires the use of a one-month lag in consolidating the financial statements for Merix Asia with Merix Corporation. Intercompany transactions which occurred during these periods have been eliminated in consolidation. Intercompany balances resulting from transactions with Merix Asia during the one-month lag period have been netted and presented as a current asset on the consolidated balance sheet. The net intercompany receivable, which was included as a component of other current assets, totaled $0.3 million as of August 30, 2008 and $0.2 million as of May 31, 2008. Due to the one-month reporting lag, Merix Asia borrowings totaling $1.7 million on the revolving line of credit during August 2008 are not reflected on the consolidated balance sheet as of August 30, 2008.

The Company selected a new enterprise resource planning (“ERP”) system to support its transition to a global business and completed implementation for its North America operations during fiscal 2008. The Company completed the process of implementing the new ERP system for its Asia operations during August 2008 and this system will be used to report results of Asia operations beginning in the second quarter of fiscal 2009. The new system will allow for the streamlining of business processes and may eventually eliminate the need for the one-month reporting lag for Merix Asia.

NOTE 4. RECLASSIFICATIONS

Certain immaterial reclassifications were made to the prior period financial statements to conform to the current period presentation, including a reclassification of certain engineering costs which are directly related to the production of goods for sale which are included in cost of sales in the consolidated statements of operations. These costs were previously included as a component of operating expenses. The impact of the reclassification on inventory balances is not material. The results of operations for the first quarter of fiscal 2008 have been revised as shown below:

	September 1, 2007 (as reported)	September 1, 2007 (as revised)
Net sales	$99,430	$99,430
Cost of sales	86,478	88,387

Gross profit	12,952	11,043
Gross margin	13.0%	11.1%
Engineering expense	2,373	464
Other operating expenses	12,432	12,457

Loss from operations	(1,853)	(1,878)
Other expense, net	(1,150)	(1,125)
Minority interest and provision for income taxes	646	646

Net loss	$(3,649)	$(3,649)

NOTE 5. INVENTORIES

Inventories are valued at the lower of cost or market and include materials, labor and manufacturing overhead. Inventory cost is determined by standard cost, which approximates the first-in, first-out (FIFO) basis.

The Company includes a provision for inventories to cover excess inventories to their estimated net realizable values, as necessary. A change in customer demand for inventory is the primary indicator for reductions in inventory carrying values. The Company records provisions for excess inventories based on historical experiences with customers, the ability to utilize inventory in other programs, the ability to redistribute inventory back to the suppliers and current and forecasted demand for the inventory. The increase (decrease) to inventory valuation reserve was ($0.8 million) and $0.3 million, respectively, during the first quarters of fiscal 2009 and 2008. As of August 30, 2008 and May 31, 2008, our inventory reserves totaled $2.9 million and $3.7 million, respectively.

The Company maintains inventories on a consignment basis in the United States and in Asia. Consignment inventory is recorded as inventory until the product is pulled from the consignment inventories by the customer and all risks and rewards of ownership of the consignment inventory have been transferred to the customer.

Inventories, net of related reserves, consisted of the following (in thousands):

	August 30, 2008	May 31, 2008
Raw materials	$4,181	$4,876
Work-in-process	7,069	7,542
Finished goods	5,035	3,901
Consignment finished goods	7,341	7,312

Total inventories	$23,626	$23,631

NOTE 6. ASSETS HELD FOR SALE

Assets held for sale included the following:

	August 30, 2008	May 31, 2008
Two parcels of land	$1,146	$1,146
Excess equipment	105	331

	$1,251	$1,477

These assets are recorded at the lower of their carrying amount or fair value, less cost to sell and are no longer being depreciated.

During fiscal 2008, the Company ceased manufacturing operations at its Hong Kong facility. The net book values of the building and related land use rights were reduced to $0 by an impairment charge recorded in fiscal 2007. These assets are classified as assets held for sale at August 30, 2008 and May 31, 2008.

NOTE 7. PREPAID AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at August 30, 2008 and May 31, 2008 (in thousands):

	August 30, 2008	May 31, 2008
Prepaid expenses	$2,618	$1,778
Income taxes receivable	308	318
Value-added tax receivable	4,067	7,176
Intercompany receivable	294	227
Other assets	2,733	3,462

	$10,020	$12,961

NOTE 8. DEFINITE-LIVED INTANGIBLE ASSETS

At August 30, 2008 and May 31, 2008, the Company’s definite-lived intangible assets included customer relationships and a manufacturing sales representative network. The gross amount of the Company’s definite-lived intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	August 30, 2008	May 31, 2008
Customer relationships	6.5-10 years	$17,168	$17,168
Manufacturing sales representatives network	5.5 years	40	40

		17,208	17,208
Accumulated amortization		(8,862)	(8,342)

		$8,346	$8,866

Amortization expense was as follows (in thousands):

	Fiscal Quarter Ended August 30, 2008	Fiscal Quarter Ended September 1, 2007
Customer relationships	$518	$611
Manufacturing sales representatives network	2	2

	$520	$613

Amortization is as follows over the next five fiscal years and thereafter (in thousands):

Remainder of fiscal 2009	$1,462
2010	1,765
2011	1,553
2012	1,120
2013	727
Thereafter	1,719

$8,346

NOTE 9. OTHER ASSETS

Other assets consisted of the following at August 30, 2008 and May 31, 2008 (in thousands):

	August 30, 2008	May 31, 2008
Leasehold land use rights, net	$1,220	$1,227
Deferred financing costs, net	3,611	3,842
Other assets	535	790

	$5,366	$5,859

NOTE 10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at August 30, 2008 and May 31, 2008 (in thousands):

	August 30, 2008	May 31, 2008
Accrued compensation	$8,621	$7,177
Accrued warranty (Note 11)	2,320	2,147
Income taxes payable	506	316
Asset retirement obligation – current portion	48	873
Other liabilities	5,314	5,270

	$16,809	$15,783

During the first quarter of fiscal 2009, the Company incurred $0.8 million in costs related to the restoration of leased Wood Village facilities which were charged to the asset retirement obligation.

NOTE 11. ACCRUED WARRANTY

The Company generally warrants its products for a period of up to twelve months from the point of sale. However, in selected circumstances, Merix Asia grants longer warranty periods to certain customers of up to three years. The Company records a liability for the estimated cost of the warranty upon transfer of ownership of the products to the customer. Using historical data, the Company estimates warranty costs and records the provision for such charges as an element of cost of goods sold upon recognition of the related revenue. The Company also accrues warranty liability for certain specifically identified items that are not covered by its assessment of historical experience.

Warranty activity was as follows (in thousands):

	Fiscal Quarter Ended August 30, 2008	Fiscal Quarter Ended September 1, 2007
Balance, beginning of period	$2,147	$2,129
Provision for warranty charges	982	1,145
Warranty charges incurred	(809)	(1,336)

Balance, end of period	$2,320	$1,938

NOTE 12. ADOPTION OF FAS 157 AND FAS 159

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective June 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not have any material impact on the Company’s results of operations or financial position.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations. SFAS No. 159 also establishes additional disclosure requirements. The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

NOTE 13. COMPREHENSIVE LOSS, EARNINGS PER SHARE AND SHARE ACTIVITY

Comprehensive income (loss) includes the change in our cumulative translation adjustment. The following table sets forth the calculation of comprehensive income (loss) for the periods indicated (in thousands):

	Fiscal Quarter Ended August 30, 2008	Fiscal Quarter Ended September 1, 2007
Net loss	$(2,147)	$(3,649)
Change in cumulative translation adjustment	2	16

Total comprehensive income (loss)	$(2,145)	$(3,633)

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, Earnings per Share. For the fiscal quarters ended August 30, 2008 and September 1, 2007, the following potentially dilutive shares were excluded from the calculation of diluted EPS because their effect would have been dilutive.

Potential common shares excluded from diluted EPS since their effect would be antidilutive:

	Fiscal Quarter Ended August 30, 2008	Fiscal Quarter Ended September 1, 2007
Stock options	3,364	2,259
Restricted stock awards	334	—
Convertible notes	4,608	4,608

During the first quarter of fiscal 2009, approximately 139,000 shares were issued related to share-based compensation transactions, primarily due to the semi-annual share purchase under the employee stock purchase plan.

NOTE 14. SEGMENT INFORMATION

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

Net sales by segment were as follows (in thousands):

	Fiscal Quarter Ended August 30, 2008	Fiscal Quarter Ended September 1, 2007
Merix Oregon	$37,243	$47,340
Merix San Jose	7,674	8,836
Merix Asia	45,710	43,254

	$90,627	$99,430

Gross profit by segment was as follows (in thousands):

	Fiscal Quarter Ended August 30, 2008	Fiscal Quarter Ended September 1, 2007
Merix Oregon	$3,849	$6,324
Merix San Jose	1,315	1,267
Merix Asia	5,110	3,452

	$10,274	$11,043

Beginning in fiscal 2009, the Company recorded an allocation of certain costs attributable to costs of sales in all segments that were previously charged to the Merix Oregon segment and included certain engineering costs in costs of sales that were previously presented as a component of operating expenses. Gross profit by segment for the first quarter of fiscal 2008 has been revised to present comparable results. The impact of these revisions on gross margin by segment is presented in the table below.

	September 1, 2007 (as reported)	Effect of Engineering Cost Reclassification	Effect of Global Cost Allocation	September 1, 2007 (as revised)
Merix Oregon	14.6%	(2.3)%	1.1%	13.4%
Merix San Jose	19.0%	(3.5)%	(1.2)%	14.3%
Merix Asia	10.1%	(1.1)%	(1.0)%	8.0%
Overall	13.0%	(1.9)%	—	11.1%

Total assets by segment were as follows (in thousands):

	August 30, 2008	May 31, 2008
Merix Oregon	$120,337	$125,158
Merix San Jose	26,686	27,917
Merix Asia	117,120	114,366

	$264,143	$267,441

NOTE 15. SIGNIFICANT CUSTOMERS

Two customers accounted for 15% and 10% of the Company’s net sales in the first quarter of fiscal 2009. One customer accounted for 12% of net sales in the first quarter of fiscal 2008. No other customer comprised more than 10% of net sales in the first quarters of fiscal 2009 and fiscal 2008.

At August 30, 2008, five entities represented approximately 46% of the Company’s net accounts receivable balance, individually ranging from approximately 5% to approximately 17%.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is, from time to time, made subject to various legal claims, actions and complaints in the ordinary course of its business. Except as disclosed below, management believes that the outcome of litigation should not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Securities Class Action

Four purported class action complaints were filed against the Company and certain of its executive officers and directors in the first quarter of fiscal 2005. The complaints were consolidated in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. After the court granted the Company’s motion to dismiss without prejudice, the plaintiffs filed a second amended complaint. That complaint alleged that the defendants violated the federal securities laws by making certain inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering of approximately $103.4 million of the Company’s common stock. In September 2006, the Court dismissed that complaint with prejudice. The plaintiffs appealed to the Ninth Circuit Court of Appeals. In April 2008, the Ninth Circuit reversed the dismissal of the second amended complaint. The Company sought rehearing which was denied and rehearing en banc was also denied. The Company obtained a stay of the mandate from the Ninth Circuit and filed a certiorari petition with the United States Supreme Court on September 22, 2008. The plaintiffs seek unspecified damages. A potential loss or range of loss that could arise from these cases is not estimable or probable at this time.

Breach of Contract

In June 2008, a complaint was filed against Merix Caymans Trading Company Ltd. by Clark Sales, LLC, Case No. 2:08-CV-12551-MOR-VMM, in the United States District Court, Eastern District of Michigan. The complaint alleges breach of contract in relation to payment of post-termination commissions. The plaintiffs seek damages in excess of $4 million. The Company believes that the court has no jurisdiction to hear the claim and that the claims have no merit and as such, has not recorded a liability for potential loss. The plaintiff has agreed to arbitrate the claim. The arbitration is scheduled to begin on December 4, 2008.

Commitments

As of August 30, 2008, the Company had capital commitments of approximately $4.8 million, primarily relating to the purchase of machinery and equipment.

NOTE 17. RELATED PARTY TRANSACTIONS

The Company recorded the following amounts for transactions with Huizhou Desay Holdings Co. Ltd., a minority shareholder in two Merix Asia manufacturing facilities, during the periods indicated (in thousands):

	Fiscal Quarter Ended August 30, 2008	Fiscal Quarter Ended September 1, 2007
Consulting fees	$53	$48
Operating lease rental fees	81	74
Management fees	22	18
Capitalized construction costs	246	—
Other fees	96	124

	$498	$264

NOTE 18. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. The Company is currently evaluating the effects, if any, that the adoption of SFAS No. 161 will have on its financial position and results of operations. The Company currently has no derivative instruments and does not currently engage in hedging activity and as such, the adoption of SFA No. 161 is not expected to have a significant impact on its financial position and results of operations.

NOTE 19. SEVERANCE AND RESTRUCTURING CHARGES

Total severance and restructuring charges were as follows (in thousands):

	Fiscal Quarter Ended August 30, 2008	Fiscal Quarter Ended September 1, 2007
Merix Asia severance charges	$40	$241
Gain on sale of Merix Asia equipment	(567)	—

	$(527)	$241

In the first quarter of fiscal 2008, the Company committed to phasing out operations at its Hong Kong facility, closing the facility and relocating production to other manufacturing facilities. Full closure of the facility was completed in the fourth quarter of fiscal 2008. This closure was a part of the Company’s actions to consolidate its Asian operations at its lower-cost facilities in China. The Company is also expanding the facilities at its Huiyang plant to increase its manufacturing capacity in China. The Company recorded approximately $40,000 and $0.2 million, respectively, in severance and related costs in the first quarters of fiscal 2009 and 2008 in connection with the closure of the Hong Kong facility. In the first quarter of fiscal 2009, the Company recorded a gain of $0.6 million related to the sale of equipment previously used at the Hong Kong facility.

A roll-forward of the Company’s severance accrual for the first quarter of fiscal 2009 was as follows (in thousands):

	May 31, 2008 Accrued Liability	Charged to Expense	Expenditures	August 30, 2008 Accrued Liability
Hong Kong plant closure	$134	$40	$(132)	$42

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “future” “should” and “intends” and other similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, plans and projections are described in Part II, Item 1A, “Risk Factors” under the subheading “Risk Factors Affecting Business and Results of Operations.” This section, along with other sections of this Quarterly Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations, plans and projections. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

Business

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

Markets and Customers

The following table presents the percentage of net sales, by segment, for significant customers comprising greater than 10% of total net sales:

	Cisco			Motorola
	Fiscal Quarter Ended August 30, 2008	Fiscal Quarter Ended September 1, 2007		Fiscal Quarter Ended August 30, 2008	Fiscal Quarter Ended September 1, 2007
Merix Oregon	23%	24%		18%	15%
Merix San Jose	4%	*	(1)	* (1)	*	(1)
Merix Asia	* (1)	*	(1)	15%	*	(1)

Consolidated	10%	12%		15%	8%

(1)	Less than 1%

Approximately 55% and 54%, respectively, of our OEM sales in the first quarter of fiscal 2009 and 2008 were made to EMS providers. Although our contractual relationship is with the EMS provider, most of our shipments to EMS providers are directed by OEMs that negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several EMS providers and are awarded incremental discretionary orders directly from some of them. We expect these discretionary orders to increase in the future as we strengthen our direct relationships with these EMS providers.

Backlog

Backlog comprises purchase orders received and, in some instances, forecast requirements released for production under customer contracts. Backlog shippable within the next 90 days totaled $57.0 million and $66.3 million at August 30, 2008 and May 31, 2008, respectively. The decrease in backlog is due in part to the reduction in lead times achieved during the current quarter. Backlog was abnormally high at the end of fiscal 2008 due to extended customer lead times resulting from the fourth quarter closure of our Wood Village facility requiring customers to place orders over a longer-than-normal period of time. As the production lead times were shortened during the first quarter of fiscal 2009, customers did not need to place orders as far in advance, leading to a reduction in orders placed in the current quarter that is shippable in future quarters.

Customers may cancel or postpone all scheduled orders, in most cases without penalty. Therefore, backlog may not be a meaningful indicator of future financial results.

Summary of Sequential Quarterly Results and Outlook for Second Quarter of Fiscal 2009

Net sales of $90.6 million in the current quarter increased $3.1 million or 4% compared to net sales in the fourth quarter of fiscal 2008, due primarily to a 9% increase in net sales in our Asia segment. This increase was primarily due to early shipments of product to customers intended to ensure a continuity of supply in preparation for a planned one-week shutdown of our Asia factories in August 2008 to enable a successful enterprise resource planning (ERP) system implementation in that region as well as a one-week shutdown of our Asia factories for Chinese New Year in the fourth quarter of fiscal 2008. Increases in Asia were offset by a minor $0.6 (1%) million decrease in net sales in our North American segments. Gross margin increased to 11.3% in the current quarter compared to 10.7% in the fourth quarter of fiscal 2008 due primarily to pricing increases in North American segments, and cost savings as a result of the closure of our Hong Kong facility as well as improved fixed cost absorption on higher production volumes in our Asia segment. Operating expenses of $10.3 million increased $0.6 million compared to the prior quarter due primarily to variable compensation expense and the timing of costs related to the annual audit of our fiscal 2008 financial statements which was completed in the first quarter of fiscal 2009, offset by a $0.6 million gain recorded on sales of equipment from our former Hong Kong facility. Net non-operating expense of $1.1 million decreased by $0.5 million due primarily to the write-off of deferred financing costs related to the replacement of our former revolving line of credit facility in the fourth quarter of fiscal 2008. Net loss for the quarter totaled $2.1 million or $0.10 per diluted share, compared to $3.5 million or $0.17 per diluted share in the fourth quarter of fiscal 2008.

In the first quarter of fiscal 2009, we experienced a softening of demand in our North American segments due to several factors including:

•	a seasonal softening typical in the PCB market during the summer months;

•	a reduction in demand attributable to the challenging macro economic environment; and

•	the effect of our actions to create available capacity in our Oregon factory for new higher profit parts by actively reducing orders from lower profit parts.

This softer demand is not contained within any one particular market segment but appears to be broad-based across all of our end markets. In the second quarter, we expect orders for our Asian factories to remain steady, however, North American demand is anticipated to reflect the softness in our current order booking rate resulting in reduced revenue levels in the second quarter of fiscal 2009.

The decrease in orders for our North American factories, coupled with uncertainty in the macro economic environment, will likely delay the timing of our financial recovery and provides limited visibility for a timeframe of returning to profitability. As a result of ongoing cost containment efforts, we do not expect underlying spending levels to change in the second quarter, however, reported operating expenses will increase as first quarter expenses benefited from a $0.5 million gain on Hong Kong equipment sales. No significant changes are expected for other non-operating expenses and the income tax provision compared to first quarter levels.

Results of Operations Compared to Prior Year

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Fiscal Quarter Ended(1) August 30, 2008		Fiscal Quarter Ended(1) September 1, 2007
Net sales	$90,627	100.0%	$99,430	100.0%
Cost of sales	80,353	88.7	88,387	88.9

Gross profit	10,274	11.3	11,043	11.1
Engineering	563	0.6	464	0.5
Selling, general and administrative	9,702	10.7	11,603	11.7
Amortization of identifiable intangible assets	520	0.6	613	0.6
Severance and restructuring charges	(527)	(0.6)	241	0.2

Operating income (loss)	16	(0.0)	(1,878)	(1.9)
Other expense, net	(1,189)	(1.3)	(1,125)	(1.1)

Loss before income taxes and minority interests	(1,173)	(1.3)	(3,003)	(3.0)
Provision for income taxes	728	0.8	410	0.4

Loss before minority interests	$(1,901)	(2.1)%	$(3,413)	(3.4)%

(1)	Percentages may not add due to rounding.

Net Sales

Net sales decreased by $8.8 million, or 9%, to $90.6 million, in the first quarter of fiscal 2009 compared to $99.4 million in the first quarter of fiscal 2008. This decrease is primarily due to an $11.3 million or 20% decrease in North American segments offset by a $2.5 million or 6% increase in our Asia segment, as further discussed below.

Net sales by segment were as follows (in thousands):

	Fiscal Quarter Ended August 30, 2008	Fiscal Quarter Ended September 1, 2007
Merix Oregon	$37,243	$47,340
Merix San Jose	7,674	8,836
Merix Asia	45,710	43,254

	$90,627	$99,430

Per Unit Information

We define “unit” as the number of panels. Percentage increases (decreases) in unit volume and pricing for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 were as follows:

Merix Oregon:
Unit volume	(23)%
Average unit pricing	3%
Merix San Jose:
Unit volume	(27)%
Average unit pricing	19%
Merix Asia:
Unit volume	(3)%
Average unit pricing	9%
Consolidated:
Unit volume	(5)%
Average unit pricing	(4)%

Consolidated

Consolidated unit sales volume decreased 5%, driven primarily by decreases in our North American segments as further discussed below. Consolidated average unit pricing decreased by 4%, despite increases in average unit pricing reflected for each of our segments as discussed below. Our Asia segment comprised 50% of net sales in the first quarter of fiscal 2009 compared to 44% in the first quarter of fiscal 2008. Further, our Asia segment’s average price per unit is significantly lower than both the Oregon and San Jose segments. This overall shift in product mix from higher-technology, higher-priced PCBs produced by our North American facilities to lower-technology, lower-priced PCBs produced by our facilities in Asia results in a lower consolidated average unit price.

Merix Oregon

Merix Oregon net sales of $37.2 million decreased by $10.1 million or 21% compared to the first quarter of fiscal 2008. The decrease in net sales at Merix Oregon in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was primarily due to a 23% decrease in unit volume resulting from:

•	a strategic decision to rationalize our production with a focus on more profitable parts;

•	strategic efforts to transition production to our Asia manufacturing facilities;

•	capacity decrease as a result of the closure of our Wood Village facility in the fourth quarter of fiscal 2008;

•

ongoing impact to customer relationships of the extended lead time issues experienced in the fourth quarter of fiscal 2009 which resulted in lower quick-turn revenue in the first quarter of fiscal 2009; and

•	the impact of a 13-week first quarter in fiscal 2009 compared to a 14-week first quarter in fiscal 2008 (see Note 2 of Notes to Consolidated Financial Statements).

The volume decrease was partially offset by a 3% increase in average unit pricing, which resulted primarily from our efforts to be more selective on orders and to utilize plant capacity for more profitable parts.

Merix San Jose

Net sales for Merix San Jose decreased by $1.2 million or 13% the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Approximately half of that decrease is attributed to the 13-week first quarter in fiscal 2009 compared to the 14-week first quarter in fiscal 2008 (see Note 2 of Notes to Consolidated Financial Statements). Panel unit volumes decreased by 27% compared to the first quarter of the prior fiscal year due to the efficiency impact of difficulties experienced with a major piece of production equipment as well as soft demand for quick-turn services, but net sales in the current quarter were comprised of higher-layer, higher-technology products which carry a higher price premium and resulted in a 19% increase in average unit pricing.

Merix Asia

Merix Asia net sales of $45.7 million in the first quarter of fiscal 2009 increased by $2.5 million or 6% compared to the first quarter of fiscal 2008. Panel unit volumes decreased by 3% compared to the same quarter in the prior year, but efforts to improve our product mix through enhanced technology offerings from our Asia manufacturing operations over the past year resulted in a 9% increase in average unit pricing.

Net Sales by End Market

The following table shows, for the periods indicated, the amount of net sales to each of our principal end-user markets and the percentage of the end-user market’s sales to our consolidated net sales (dollars in thousands):

	Fiscal Quarter Ended August 30, 2008		Fiscal Quarter Ended September 1, 2007
Communications & Networking	$38,776	42.8%	$42,648	42.9%
Automotive	19,413	21.4%	20,208	20.3%
Computing & Peripherals	6,585	7.3%	8,009	8.1%
Test, Industrial & Medical	10,419	11.5%	11,486	11.5%
Defense & Aerospace	7,223	8.0%	5,765	5.8%
Other	8,211	9.0%	11,314	11.4%

	$90,627	100.0%	$99,430	100.0%

The $1.5 million or 25% increase in defense & aerospace was due to strategic efforts to penetrate this market to diversify our customer base and provide a steady and profitable North American revenue stream.

The $0.8 million or 4% decrease in automotive net sales is relatively minor and is due primarily to macroeconomic factors impacting the ultimate demand for our customers’ products.

The decreases in net sales of $3.9 million (9%) in communications & networking, $1.4 million (18%) in computing & peripherals, $1.1 million (9%) in test, industrial & medical and $3.1 million (27%) in other end markets were due primarily to the strategic rationalization of our production to focus on more profitable parts as well as the impact to ongoing customer relationships of the closure of our Wood Village facility in the fourth quarter of fiscal 2008. We believe that our key competitive advantages include our reputation for product quality and our unique value proposition, which enables a seamless interface from quick-turn production at the beginning of product life cycles to lower-cost volume production in mature product life cycles. Operating our restructured North American facilities and upgraded Asian facilities to leverage those competitive advantages should enable us to restore and grow our customer base in the future.

Net Sales by Geographic Region

Net sales to customers outside the United States totaled 62% and 67% of net sales in the first quarters of fiscal 2009 and fiscal 2008, respectively.

Cost of Sales and Gross Margin

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead.

A number of costs, including those for labor, utilities and manufacturing supplies, incurred by our plants in the People’s Republic of China (“PRC”) are denominated in Chinese renminbi. Strengthening or weakening of the Chinese renminbi relative to the U.S. dollar affects our cost of sales and profitability. Recent increases in the value of the Chinese renminbi relative to the U.S. dollar have caused the costs of our operations in Asia to increase as stated in U.S. dollars.

Cost of sales decreased $8.0 million, or 9%, to $80.4 million (88.7% of net sales) in the first quarter of fiscal 2009 compared to $88.4 million (88.9% of net sales) in the first quarter of fiscal 2008.

Beginning in fiscal 2009, we recorded an allocation of certain costs attributable to costs of sales in all segments that were previously charged to the Merix Oregon segment. Gross margin by segment for the first quarter of fiscal 2008 has been revised to present comparable results using the same allocation methodology. Our gross profit by segment was as follows (in thousands):

	Fiscal Quarter Ended August 30, 2008	Fiscal Quarter Ended September 1, 2007
Merix Oregon	$3,849	$6,324
Merix San Jose	1,315	1,267
Merix Asia	5,110	3,452

	$10,274	$11,043

Our gross margin as a percentage of net sales by segment was as follows:

	Fiscal Quarter Ended August 30, 2008	Fiscal Quarter Ended September 1, 2007
Merix Oregon	10.3%	13.4%
Merix San Jose	17.1%	14.3%
Merix Asia	11.2%	8.0%
Overall	11.3%	11.1%

Merix Oregon

Our gross margin at Merix Oregon decreased to 10.3% of net sales in the current quarter from 13.4% in the first quarter of fiscal 2008 primarily due to decreased fixed cost absorption on lower production volumes. Although, the closure of the Wood Village facility at the end of fiscal 2008 resulted in a reduction of costs of approximately $1.7 million in the current quarter when compared to the first quarter of fiscal 2008, reduced demand for quick-turn services as discussed above led to significant decreases in production volumes. Factory margins are heavily influenced by factory utilization rates because the cost structure needed to produce printed circuit boards is heavily weighted to fixed or step-variable costs. Thus, lower production volumes resulted in lower utilization rates and a decrease in gross margin as a percentage of net sales.

Merix San Jose

Our gross margin at Merix San Jose increased to 17.1% in the current quarter from 14.3% in the first quarter of fiscal 2008 primarily due to a shift in product mix to higher-technology products which command a higher price and are more profitable.

Merix Asia

Our gross margin at Merix Asia increased to 11.2% in the current quarter compared to 8.0% in the first quarter of fiscal 2008 primarily as a result of a product mix improvement to more profitable higher-technology orders and cost efficiencies gained from the closing of our Hong Kong facility in fiscal 2008.

Engineering Costs

Engineering costs include indirect labor, materials and overhead to support the development of new manufacturing processes required to meet our customers’ evolving technology requirements.

Engineering costs increased $0.1 million, or 21%, to $0.6 million in the first quarter of fiscal 2009 compared to $0.5 million in the first quarter of fiscal 2008. The increase is primarily due to compensation expense on headcount increases compared to the staffing levels in the prior year.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs include indirect labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

SG&A costs decreased $1.9 million to $9.7 million in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 due primarily to a reduction in bad debt expense as a result of improved collection programs recently implemented and reduced external sales representative commissions which were renegotiated at lower rates during fiscal 2008 combined with lower revenue levels.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets was $0.5 million in the first quarter of fiscal 2009 and the first quarter of fiscal 2008, respectively. Our identifiable intangible assets balance at August 30, 2008 was $8.3 million and current amortization is approximately $0.5 million per quarter.

Severance and Restructuring Charges

Severance and restructuring charges of ($0.5 million) and $0.2 million in the first quarters of fiscal 2009 and fiscal 2008, respectively, primarily included costs related to the closing of our Hong Kong facility

Total severance and restructuring charges were as follows (in thousands):

	Fiscal Quarter Ended August 30, 2008	Fiscal Quarter Ended September 1, 2007
Merix Asia severance charges	$40	$241
Gain on sale of Merix Asia equipment	(567)	—

	$(527)	$241

In the first quarter of fiscal 2008, we committed to phasing out operations at our Hong Kong facility, closing the facility and relocating production to other manufacturing facilities. Full closure of the facility was completed in the fourth quarter of fiscal 2008. This closure was a part of our actions to consolidate our Asian operations at our lower-cost facilities in China. We are also expanding the facilities at our Huiyang plant to increase our manufacturing capacity in China. We recorded approximately $40,000 and $0.2 million, respectively, in severance and related costs in the first quarters of fiscal 2009 and 2008 in connection with the closure of the Hong Kong facility. In the first quarter of fiscal 2009, we recorded a gain of $0.6 million related to the sale of equipment previously used at the Hong Kong facility.

Interest Expense

Interest expense decreased to $0.9 million in the first quarter of fiscal 2009 compared to $1.1 million in the first quarter of fiscal 2008. In the third quarter of fiscal 2008, we repaid $2.5 million on the subordinated promissory note in connection with the reduction in the purchase price of Merix Asia and the remaining $5.1 million of outstanding principal of debt was eliminated in exchange for us settling all past and any future claims against the note holder in relation to our Merix Asia acquisition.

Income Tax Expense

On a quarterly basis, we estimate our provision for income taxes based on our projected results of operations for the full year. Income tax is provided for entities expected to generate profits that are not offset by losses generated by entities in other tax jurisdictions. As a result, our effective income tax rate was negative 62.1% in the first quarter of fiscal 2009 and negative 13.7% in the first quarter of fiscal 2008.

Our effective income tax rate differs from tax computed at the federal statutory rate primarily as a result of our mix of earnings in various tax jurisdictions, the diversity in income tax rates, and our continuous assessment of the realization of our uncertain tax positions and deferred tax assets. The effective tax rate reflects current taxes expected to be paid in profitable jurisdictions, interest accrued on uncertain tax positions and maintenance of valuation allowances in jurisdictions with cumulative losses or profitability risks.

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of August 30, 2008 consisted of $5.9 million of cash and cash equivalents and $50.5 million unused availability under our revolving bank credit agreement, described below. We expect our capital resources to be sufficient to fund our operations and known capital requirements for at least one year from August 30, 2008, although we may seek additional sources of funds.

We have a Loan and Security Agreement with Bank of America, N.A. (the Credit Agreement) which provides a revolving line of credit of up to $55.0 million on a borrowing based calculated with respect to the value of accounts receivable, equipment and real property. The Credit Agreement expires in February 2013. The obligations under the Credit Agreement are secured by substantially all of our U.S. assets. The borrowings bear interest based, at the Company’s election, on either the prime rate announced by Bank of America or LIBOR plus an applicable margin. As of August 30, 2008, the unused borrowing base was $50.5 million, with an outstanding balance of $1.7 million borrowed during August 2008 by our Asia subsidiary which is not reflected in the consolidated balance sheet due to the one-month reporting lag. The Credit Agreement contains usual and customary covenants for credit facilities of this type, all of which we were in compliance with as of August 30, 2008.

In the first quarter of fiscal 2009, cash and cash equivalents increased $0.2 million to $5.9 million as of August 30, 2008 from $5.7 million as of May 31, 2008 primarily as a result of $9.2 million provided by operations (as described in more detail below) and $0.6 million in cash proceeds on sales of assets, offset by the use of $9.4 million for the purchase of property, plant and equipment.

Cash flows from operating activities totaled $9.2 million. Cash totaling $3.6 million was provided by net loss of $2.1 million, adjusted for $5.7 million in non-cash charges, primarily $5.5 million for depreciation and amortization. As discussed in more detail below, other significant changes in working capital generating $5.6 million in cash from operations in the first quarter of fiscal 2009 include $2.8 million from reductions in accounts receivable and $3.2 million from decreases in other assets, primarily related to a VAT refund received from the Chinese tax authorities. Note that changes in working capital balances vary from cash flows from operations due to the impact of non-cash transactions on amounts reported in the consolidated balance sheets.

Accounts receivable, net of allowances for bad debts, decreased $2.8 million to $70.3 million at August 30, 2008 from $73.2 million as of May 31, 2008. Our days sales outstanding, calculated on a quarterly basis, was 71 days at August 30, 2008 and 76 days at May 31, 2008 as a result of improved collection programs recently implemented.

Prepaid and other current assets decreased $2.9 million to $10.0 million as of August 30, 2008 compared to $13.0 million as of May 30, 2008, primarily due to a VAT refund received during the first quarter of fiscal 2009. Other non-current assets decreased by $0.5 million to $5.4 million as of August 30, 2008 due to amortization of deferred financing costs and minor reductions in various other assets.

Expenditures for property, plant and equipment of $9.4 million in the first quarter of fiscal 2009 primarily consisted of expenditures for the expansion and improvement of the process technology at our China-based Huiyang facility, improvement of the process technology and increasing the process speed of our North American facility and the continuing implementation of a company-wide ERP system. Most of the capital expenditure associated with the recent expansion of our Huiyang, China facility and ERP implementation is complete at the end of August 2008. Remaining capital expenditures in fiscal 2009 are currently estimated at $8.5 million. Additional capital expenditures may be approved in fiscal 2009, but are dependent upon achievement of financial objectives.

We are currently marketing for sale the facility formerly housing our Hong Kong manufacturing operation. Although a transaction is not imminent, we estimate proceeds on sale in the range of $10 million to $15 million.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS Nos. 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently analyzing the effects of adopting SFAS Nos. 141(R) and 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. We are currently evaluating the effects, if any, that the adoption of SFAS No. 161 will have on our financial position and results of operations. We currently have no derivative instruments and do not currently engage in hedging activity and as such, the adoption of SFA No. 161 is not expected to have a significant impact on our financial position and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Use of Estimates

We reaffirm the information included under the heading “Critical Accounting Policies and Use of Estimates” appearing at page 45 of our Annual Report on Form 10-K for the year ended May 31, 2008, which was filed with the Securities and Exchange Commission on August 7, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our Annual Report on Form 10-K for the year ended May 31, 2008, which was filed with the Securities and Exchange Commission on August 7, 2008.

Item 4.	Controls and Procedures

Attached to this quarterly report as exhibits 31.1 and 31.2 are the certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) required by section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This portion of our quarterly report on Form 10-Q is our disclosure of the conclusions of our management regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on management’s evaluation of those disclosure controls and procedures. This disclosure should be read in conjunction with the Section 302 Certifications for a complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

Material Weakness

In connection with management’s assessment of our internal control over financial reporting as of August 30, 2008, we determined that the material weakness in our internal control continued to exist as a result of the control deficiency previously identified with respect to our Merix Asia operations.

Background

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

Remediation Steps to Address Material Weakness

Because of the material weakness identified in our evaluation of internal control over financial reporting, we performed and plan to perform additional steps to enhance internal control over financial reporting. Our procedures include, but were not limited to, the following:

•

In August 2008, we implemented our global ERP system for our Asia operations. The new ERP system allows for greater consistency of accounting processes and internal controls between our U.S. and Asia operations and provides greater visibility into the accounting records and accounting practices in Merix Asia.

•	We continued to perform quarterly physical inventory counts at our Asia facilities.

•

We have devoted time and resources to implement and improve the cost accounting systems for Merix Asia and to strengthen our analytical procedures focused on trends and variance analysis to budgets and forecasts. In fiscal 2008, we implemented detailed periodic reviews of the results of Merix Asia with follow-up actions to improve the control currently in place. These reviews provide for more formal communication processes related to the financial statements adjustments and changes in the internal control environment.

•	We have invested significant amounts of time and expense on training for financial personnel in the U.S. and Asia. U.S. management has also commenced more frequent oversight trips to Asia.

•	We continue to reaffirm a message that compliance with our controls over financial reporting is extremely important and will continue to impress that throughout our Company.

•

We have realigned our organizational structure across the company along functional lines. We believe this has resulted in more accountability across the organization and allows for sharing of best practices across all functions, improving the internal control environment.

Despite the significant improvement of internal controls over financial reporting related to our Merix Asia operations, management believes that it cannot be determined that the material weakness is sufficiently remediated until the successful implementation of the global ERP system for our Asia operations can be evaluated later in fiscal 2009. The ERP system in Asia was implemented at the beginning of our Asia subsidiary’s second fiscal quarter in August 2008 and we are currently assessing the impact of the new ERP system on our internal controls at our Asia subsidiary.

Based on management’s evaluation of the effectiveness of our disclosure controls and procedures, our CEO and CFO concluded that as of the end of the period covered by the Form 10-Q, due to the need to evaluate the implementation of the global ERP system for our Asia operations, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Due to the one-month lag in reporting results of operations for our Asia operations, the implementation of our ERP system in Asia at the beginning of August 2008 did not impact internal control over financial reporting for the first quarter of fiscal 2009.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are, from time to time, made subject to various legal claims, actions and complaints in the ordinary course of business. Except as disclosed below, we believe that the outcome of litigation should not have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

Securities Class Action

Four purported class action complaints were filed against Merix and certain of our executive officers and directors in the first quarter of fiscal 2005. The complaints were consolidated in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. After the court granted our motion to dismiss without prejudice, the plaintiffs filed a second amended complaint. That complaint alleged that the defendants violated the federal securities laws by making certain inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering of approximately $103.4 million of the our common stock. In September 2006, the Court dismissed that complaint with prejudice. The plaintiffs appealed to the Ninth Circuit Court of Appeals. In April 2008, the Ninth Circuit reversed the dismissal of the second amended complaint. We sought rehearing which was denied and rehearing en banc was also denied. We obtained a stay of the mandate from the Ninth Circuit and filed a certiorari petition with the United States Supreme Court on September 22, 2008. The plaintiffs seek unspecified damages. A potential loss or range of loss that could arise from these cases is not estimable or probable at this time.

Breach of Contract

In June 2008, a complaint was filed against Merix Caymans Trading Company Ltd. by Clark Sales, LLC, Case No. 2:08-CV-12551-MOR-VMM, in the United States District Court, Eastern District of Michigan. The complaint alleges breach of contract in relation to payment of post-termination commissions. The plaintiffs seek damages in excess of $4 million. We believe that the court has no jurisdiction to hear the claim and that the claims have no merit and as such, we have not recorded a liability for potential loss. The plaintiff has agreed to arbitrate the claim. The arbitration is scheduled to begin on December 4, 2008.

Item 1A.	Risk Factors

RISK FACTORS AFFECTING BUSINESS AND RESULTS OF OPERATIONS

Investing in our securities involves a high degree of risk. If any of the following risks impact our business, the market price of our shares of common stock and other securities could decline and investors could lose all or part of their investment. In addition, the following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Quarterly Report on Form 10-Q or the other documents we file with t31he SEC, or in our annual or quarterly reports to shareholders, future press releases, or orally, whether in presentations, responses to questions or otherwise.

We are dependent upon the electronics industry, which is highly cyclical and suffers significant downturns in demand resulting in excess manufacturing capacity and increased price competition.

The electronics industry, on which a substantial portion of our business depends, is cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. This industry has experienced periods characterized by relatively low demand and price depression and is likely to experience recessionary periods in the future. Economic conditions affecting the electronics industry in general, or specific customers in particular, have adversely affected our operating results in the past and may do so in the future. Currently, the global economy has been greatly impacted by the credit crisis in the home mortgage sector, volatile high-cost fuel, increasing food prices and a changing political and economic landscape. These factors have contributed to historically low consumer confidence levels which could result in a significantly intensified downturn in the demand for products incorporating PCBs.

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

Historically, we have derived a significant portion of our consolidated net sales from a limited number of customers. Our five largest OEM customers, which vary from period to period, comprised 40% of our consolidated net sales during the first quarter of fiscal 2009. Net sales to two customers individually represented 15% and 10% of consolidated net sales during the first quarter of fiscal 2009. We expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our consolidated net sales and have a material adverse effect on our results of operations and financial condition. Further, as part of our plan to improve the profitability of our North American operations we aim to reduce our reliance on certain customers and certain products that have historically generated significant revenues for Merix. We anticipate retaining a meaningful portion of this business, but there can be no assurance we will be successful. An unplanned loss of a large portion of this revenue could adversely affect our financial results.

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

In total, five entities represented approximately 46% of the consolidated net trade accounts receivable balance at August 30, 2008, individually ranging from approximately 5% to approximately 17%. Our OEM customers direct our sales to a relatively limited number of electronic manufacturing service providers. Our contractual relationship is typically with the electronic manufacturing service providers, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to electronic manufacturing service providers, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our financial condition and results of operations would be adversely affected.

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

Sales to EMS providers represented approximately 55% of our net sales in the first quarter of fiscal 2009. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth and concentration of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs within their own businesses. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs to these EMS providers, our business, results of operations and financial condition may be harmed.

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

A significant portion of our costs is denominated in foreign currencies, including the Hong Kong dollar and the Chinese renminbi. Substantially all of our consolidated net sales are denominated in U.S. dollars. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our cost of sales and operating margins and could result in exchange losses. The exchange rate of the Chinese renminbi to the U.S. dollar is closely monitored by the Chinese government. Recent increases in the value of the renminbi relative to the U.S. dollar have caused the costs of our Chinese operations to increase relative to related dollar-denominated sales. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. We may enter into exchange rate hedging programs from time to time in an effort to mitigate the impact of exchange rate fluctuations. However, hedging transactions may not be effective and may result in foreign exchange hedging losses.

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

Approximately two-thirds of our workforce is located in the PRC. Effective on January 1, 2008, the PRC government enacted a new labor law that significantly impacts the cost of a company’s decision to reduce its workforce. Further, the law requires certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce in the PRC, the new labor law could adversely affect our ability to enact such changes in a manner that is most advantageous to our circumstances or that is timely and cost effective. Additionally, in response to inflationary concerns, wages in certain provinces in China have recently increased and may continue to do so in the future. Significant increases in wages paid to employees in our Merix Asia facilities could reduce our profitability.

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

Merix has a bank credit agreement covenant that limits the incremental investment into Merix Asia to $40 million and provides that our investments cannot be made if a default exists under the credit agreement or the Excess Availability (defined in the credit agreement as a function of outstanding borrowings and available cash) is less than $20 million. As of August 30, 2008, we had advanced Merix Asia approximately $21 million against the incremental investment limit. If our Asian operations at any time require an amount of cash greater than our available capital resources, or than is permitted to be advanced under applicable credit agreements, there is risk that we will not be able to fund our Asian operations or achieve our growth plans in Asia.

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

As of August 30, 2008, we had total indebtedness of approximately $70 million, which represented approximately 38% of our total capitalization. We also have $50.5 million unused availability under a secured bank revolving line of credit that would increase our leverage if utilized.

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

Recent turmoil in global financial markets has limited access to capital for many companies. We are not currently experiencing any limitation of access to our revolving line of credit and management is not aware of any issues currently impacting our lender’s ability to honor its commitment to extend credit. However, if we were unable to borrow on our revolving line of credit in the future due to the global credit crisis, our business and results of operations could be adversely affected.

Additionally, we are exposed to interest rate risk relating to our revolving credit facility which bears interest based, at our election, on either the prime rate or LIBOR plus an additional margin based on our use of the credit facility. At August 30, 2008, there was $1.7 million outstanding under the revolving line of credit that was borrowed during August by our Asia subsidiary which is not reflected in the consolidated balance sheet due to the one-month reporting lag. If we need to utilize our revolving credit facility to meet our capital requirements, we are subject to market interest rate risk that could increase our interest expense beyond expected levels and decrease our profitability.

Our capacity build-out and technological changes will require significant capital investment and could adversely affect our liquidity.

We are currently undergoing a major expansion at our Huiyang, China based facility and are improving our technological capabilities through the addition of new capital in both our North American and China based facilities. This expansion, and other capital requirements, will require approximately $18 million of capital expenditures in fiscal 2009, with additional spending required to complete the projects in fiscal 2010. We anticipate funding this expansion from operations, existing cash and cash equivalents and bank credit facilities. Currently, we are not profitable and, if financial performance deteriorates further, we may have to significantly reduce capital spending that could impair our ability to successfully restructure our business and compete effectively. Further, our bank credit facilities provide credit based upon a number of covenants, with which we are currently in compliance. However, business conditions or our execution on a number of critical initiatives to support the capacity and technology expansion efforts could impair our ability to access these facilities.

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

As of August 30, 2008, our consolidated balance sheet reflected $40.1 million of goodwill and intangible assets. We periodically evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized. Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, harm our earnings.

As we continue our work to implement a global enterprise resource planning (ERP) system, unexpected problems and delays could occur and could cause disruption to the management of our business and significantly increase costs.

During fiscal 2008, we completed the implementation for our world-wide ERP system at our North American operations. The new ERP system is integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. Our work to plan, develop and implement this new ERP system continues as an active project, as we implemented the ERP system at our Asian operations in August and we need to evaluate the success of that implementation as we begin using the system to report the results of operations for our Asia subsidiary in the second quarter of fiscal 2009. These systems are new to us and we have not had extensive experience with them. The new ERP system could eventually become more costly, difficult and time-consuming to purchase and implement than we currently anticipate. Implementation of the new ERP system has required us to change certain internal business practices and training may be inadequate. We may encounter unexpected difficulties, delays, internal control issues, costs, unanticipated adverse effects or other challenges, any of which may disrupt our business. Corrections and improvements may be required as we continue to refine the implementation of our new system, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. Any disruption in the transition to our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, compete effectively and report financial and management information on a timely and accurate basis. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and impact our ability to manage our business and our results of operations.

We have reported material weaknesses in our internal control over financial reporting and if additional material weaknesses are discovered in the future, our stock price and investor confidence in us may be adversely affected.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. In connection with management’s assessments of our internal control over financial reporting over the prior fiscal year, we identified material weaknesses in our internal control over financial reporting.

We have previously identified a material weakness in controls over financial reporting for our Merix Asia operations and have determined that this material weakness still exists at August 30, 2008. At the time of the acquisition in September 2005, Merix Asia had weak internal controls over financial reporting and needed to develop processes to strengthen its accounting systems and control environment management. We have devoted significant time and resources to improving the internal controls over financial reporting since the acquisition; however, as of August 30, 2008, we have determined that we did not maintain sufficient controls to adequately monitor the accounting and financial reporting related to our Merix Asia operations. See Item 9A. “Controls and procedures.”

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the first quarter of fiscal 2009:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
June 1, 2008 to July 5, 2008	105	$2.50	—	—
July 6, 2008 to August 2, 2008	3,701	2.19	—	—
August 3, 2008 to August 30, 2008	4,371	2.06	—	—

Total	8,177	2.12	—	—

Purchases during the first quarter of fiscal 2009 represented shares purchased by the Company from employees from which the proceeds are remitted to pay the employees’ withholding taxes due at the time the employees’ restricted stock awards vest under our equity-based compensation plans.

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

MERIX CORPORATION

Dated: October 8, 2008	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ KELLY E. LANG
Kelly E. Lang
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ALLEN L. MUHICH
Allen L. Muhich
Vice President, Finance (Principal Accounting Officer)