Form 10-Q
period 2008-11-29
MERIX CORP
filed 2009-01-08
CIK 921365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

The number of shares of common stock outstanding as of January 5, 2009 was 21,237,189 shares.

MERIX CORPORATION

MERIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	November 29, 2008	May 31, 2008
Assets
Current assets:
Cash and cash equivalents	$11,483	$5,728
Accounts receivable, net of allowances for doubtful accounts of $1,781 and $2,252	65,682	73,153
Inventories, net	22,409	23,631
Assets held for sale	309	1,477
Deferred income taxes	75	75
Prepaid and other current assets	11,254	12,961

Total current assets	111,212	117,025
Property, plant and equipment, net of accumulated depreciation of $133,836 and $121,253	104,725	103,012
Goodwill	31,892	31,794
Definite-lived intangible assets, net of accumulated amortization of $9,383 and $8,342	7,825	8,866
Deferred income taxes, net	773	885
Assets held for sale	1,146	—
Other assets	5,139	5,859

Total assets	$262,712	$267,441

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$55,476	$59,789
Accrued liabilities	16,289	15,783

Total current liabilities	71,765	75,572
Long-term debt	76,983	70,000
Other long-term liabilities	3,531	3,522

Total liabilities	152,279	149,094

Minority interest	3,694	4,573
Commitments and Contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized; none issued	—	—
Common stock, no par value; 50,000 shares authorized; 21,237 and 21,073 issued and outstanding	216,301	215,085
Accumulated deficit	(109,593)	(101,358)
Accumulated other comprehensive income	31	47

Total shareholders’ equity	106,739	113,774

Total liabilities and shareholders’ equity	$262,712	$267,441

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Fiscal quarter ended		Six months ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Net sales	$76,900	$97,378	$167,527	$196,808
Cost of sales	70,865	87,855	151,218	176,242

Gross profit	6,035	9,523	16,309	20,566
Operating expenses:
Engineering	697	486	1,260	950
Selling, general and administration	7,989	10,628	17,691	22,231
Amortization of intangible assets	520	645	1,040	1,258
Severance, asset impairment and restructuring charges (Note 17)	1,089	980	562	1,221

Total operating expenses	10,295	12,739	20,553	25,660

Operating income (loss)	(4,260)	(3,216)	(4,244)	(5,094)
Other income (expense):
Interest income	45	275	96	569
Interest expense	(984)	(1,076)	(1,860)	(2,172)
Other income (expense), net	(90)	(244)	(454)	(567)

Total other expense, net	(1,029)	(1,045)	(2,218)	(2,170)

Loss before income taxes and minority interests	(5,289)	(4,261)	(6,462)	(7,264)
Provision for income taxes	693	546	1,421	956

Loss before minority interests	(5,982)	(4,807)	(7,883)	(8,220)
Minority interest in net income of consolidated subsidiaries	106	202	352	438

Net loss	$(6,088)	$(5,009)	$(8,235)	$(8,658)

Basic and diluted loss per share	$(0.29)	$(0.24)	$(0.39)	$(0.41)

Weighted average number of shares - basic and diluted	20,945	21,024	20,867	20,964

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	November 29, 2008	December 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,235)	$(8,658)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	11,125	10,996
Contribution of common stock to defined contribution plan	—	762
Share-based compensation expense	973	1,298
Minority interest in net income of consolidated subsidiaries	352	438
(Gain) loss on disposition of assets	(628)	59
Asset impairment charges	702	112
Deferred income taxes	13	—
Changes in operating accounts:
(Increase) decrease in accounts receivable, net	7,471	(342)
(Increase) decrease in inventories, net	1,222	(1,352)
(Increase) decrease in other assets	1,724	(4,184)
Increase (decrease) in accounts payable	(1,498)	7,342
Increase (decrease) in other accrued liabilities	(1,652)	(365)
Increase (decrease) in amounts due to affiliate, net	1,519	(1,873)

Net cash provided by operating activities	13,088	4,233
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(14,844)	(12,070)
Proceeds from disposal of property, plant and equipment	599	23
Purchases of investments	—	(12,775)
Proceeds from sales and maturity of securities	—	21,800

Net cash used in investing activities	(14,245)	(3,022)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on revolving line of credit	28,983	—
Principal payments on revolving line of credit	(22,000)	—
Payments on capital lease obligations	—	(438)
Proceeds from exercise of stock options and stock plan transactions	263	1
Reacquisition of common stock	(18)	(78)
Distribution to minority shareholder	(296)	(1,142)
Other financing activities	(20)	(63)

Net cash provided by (used in) financing activities	6,912	(1,720)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,755	(509)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,728	17,175

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,483	$16,666

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net	$1,664	$623
Cash paid for interest	976	1,886

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF BUSINESS

Merix Corporation, an Oregon corporation, was formed in March 1994. Merix is a leading global manufacturing service provider for technologically advanced printed circuit boards (PCBs) for original equipment manufacturer (OEM) customers and their electronic manufacturing service (EMS) providers. The Company’s principal products are complex multi-layer rigid PCBs, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The market segments the Company serves are primarily in commercial equipment for the communications and networking, computing and peripherals, industrial and medical, defense and aerospace, and automotive markets. The Company’s markets are generally characterized by rapid technological change, high levels of complexity and short product life-cycles, as new and technologically superior electronic equipment is continually being developed.

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

The Company’s fiscal year consists of a 52 or 53 week period that ends on the last Saturday in May. Fiscal 2009 is a 52 week fiscal year ending on May 30, 2009. The first quarter of fiscal 2008 ended September 1, 2007 and included 14 weeks. Accordingly, the year-to-date period ended November 29, 2008 included 26 weeks and the year-to-date period ended December 1, 2007 included 27 weeks.

NOTE 3. BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned and majority-owned subsidiaries. Except for activity related to Merix Asia, for which certain intercompany amounts cannot be eliminated as discussed below, all intercompany accounts, transactions and profits have been eliminated in consolidation.

The functional currency for all subsidiaries is the U.S. dollar. Foreign exchange losses for the fiscal quarters ended November 29, 2008 and December 1, 2007 totaled $0.1 million and $0.3 million, respectively, and are included in net other expense in the consolidated statements of operations. Foreign exchange losses for the fiscal year-to-date periods ended November 29, 2008 and December 1, 2007 totaled $0.4 million and $0.6 million, respectively.

Prior to implementation of the Company’s enterprise resource planning (ERP) system during August 2008, Merix Asia’s financial reporting systems were predominantly manual in nature. Accordingly, significant time has been required to process and review the transactions in order to assure the financial information is properly stated. Additionally, Merix Asia performs a complex financial consolidation of its subsidiaries prior to the Company’s final consolidation. The time required to complete Merix Asia’s consolidation, record inter-company transactions and properly report any adjustments, intervening and/or subsequent events has required the use of a one-month lag in consolidating the financial statements for Merix Asia with Merix Corporation. The new ERP system allows for the streamlining of business processes and may eventually eliminate the need for the one-month reporting lag for Merix Asia. Intercompany transactions which occurred during these periods have been eliminated in consolidation. Intercompany balances resulting from transactions with Merix Asia during the one-month lag period have been netted and included on the consolidated balance sheets. The net intercompany payable totaled $1.3 million as of November 29, 2008 and was included as a component of accrued liabilities. The net intercompany receivable at May 31, 2008, which was included as a component of other current assets, totaled $0.2 million. Due to the one-month reporting lag, Merix Asia borrowings of $1.0 million on the revolving line of credit during November 2008 are not reflected on the consolidated balance sheet as of November 29, 2008.

NOTE 4. RECLASSIFICATIONS

Certain immaterial reclassifications were made to the prior period financial statements to conform to the current period presentation, including a reclassification of certain engineering costs which are directly related to the production of goods for sale which are included in cost of sales in the consolidated statements of operations. These costs were previously included as a component of operating expenses. The impact of the reclassification on inventory balances is not material. The results of operations for the second quarter of fiscal 2008 and the six-month fiscal period ended December 1, 2007 has been revised as shown below:

	Fiscal Quarter Ended		Six Months Ended
	December 1, 2007 (as reported)	December 1, 2007 (as revised)	December 1, 2007 (as reported)	December 1, 2007 (as revised)
Net Sales	$97,378	$97,378	$196,808	$196,808
Cost of Sales	86,128	87,855	172,606	176,242

Gross Profit	11,250	9,523	24,202	20,566
Gross margin	11.6%	9.8%	12.3%	10.4%
Engineering expense	2,213	486	4,586	950
Other operating expenses	12,253	12,253	24,685	24,710

Loss from operations	(3,216)	(3,216)	(5,069)	(5,094)
Other expense, net	(1,045)	(1,045)	(2,195)	(2,170)
Minority interest and provision for income taxes	748	748	1,394	1,394

Net loss	$(5,009)	$(5,009)	$(8,658)	$(8,658)

In the second quarter of fiscal 2009, the Company evaluated the intercompany transactions with its Asia subsidiary which, due to the one month reporting lag described in Note 3, result in an intercompany balance being presented on the consolidated balance sheets. Based on the nature of the intercompany transactions , it was determined that the activity should be included in cash flows from operations on the Company’s consolidated statement of cash flows. This amount has been reclassified from cash flows from financing activities in the presentation of cash flows for the six month period ended December 1, 2007.

NOTE 5. INVENTORIES

Inventories are valued at the lower of cost or market and include materials, labor and manufacturing overhead. Inventories are valued at (i) the actual cost to purchase or manufacture the inventory including materials, labor and manufacturing overhead (on a first-in, first-out basis) or (ii) the current estimated market value of the inventory. A standard cost system is used to estimate the actual costs of inventory. Standard costs are regularly compared to actual costs and the estimated market value of inventory.

The Company includes a provision for inventories to adjust excess inventories to their estimated net realizable values, as necessary. A change in customer demand for inventory is the primary indicator for reductions in inventory carrying values. The Company records provisions for excess inventories based on historical experiences with customers, the ability to utilize inventory in other programs, the ability to redistribute inventory back to the suppliers and current and forecasted demand for the inventory. The increase (decrease) to inventory valuation reserves was $0.6 million and ($0.7 million), respectively, during the second quarters of fiscal 2009 and 2008, and ($0.1 million) and ($0.3 million), respectively, during the fiscal year-to-date periods ended November 29, 2008 and December 1, 2007. As of November 29, 2008 and May 31, 2008, our inventory reserves totaled $3.6 million and $3.7 million, respectively.

The Company maintains inventories on a consignment basis in the United States and in Asia. Consignment inventory is recorded as inventory until the product is pulled from the consignment inventories by the customer and all risks and rewards of ownership of the consignment inventory have been transferred to the customer.

Inventories, net of related reserves, consisted of the following (in thousands):

	November 29, 2008	May 31, 2008
Raw materials	$4,012	$4,876
Work-in-process	6,098	7,542
Finished goods	7,830	3,901
Consignment finished goods	4,469	7,312

Total inventories	$22,409	$23,631

NOTE 6. PREPAID AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at November 29, 2008 and May 31, 2008 (in thousands):

	November 29, 2008	May 31, 2008
Prepaid expenses	$2,290	$1,778
Income taxes receivable	450	318
Value-added tax receivable	6,126	7,176
Intercompany receivable (Note 3)	—	227
Other assets	2,388	3,462

	$11,254	$12,961

NOTE 7. DEFINITE-LIVED INTANGIBLE ASSETS

At November 29, 2008 and May 31, 2008, the Company’s definite-lived intangible assets included customer relationships and a manufacturing sales representative network. The gross amount of the Company’s definite-lived intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	November 29, 2008	May 31, 2008
Customer relationships	6.5-10 years	$17,168	$17,168
Manufacturing sales representatives network	5.5 years	40	40

		17,208	17,208
Accumulated amortization		(9,383)	(8,342)

		$7,825	$8,866

Amortization expense was as follows (in thousands):

	Six Months Ended November 29, 2008	Six Months Ended December 1, 2007
Customer relationships	$1,036	$1,254
Manufacturing sales representatives network	4	4

	$1,041	$1,258

Amortization is as follows over the next five fiscal years and thereafter (in thousands):

Remainder of fiscal 2009	$941
2010	1,765
2011	1,553
2012	1,120
2013	727
Thereafter	1,719

$7,825

NOTE 8. ASSETS HELD FOR SALE

Assets held for sale included the following (in thousands):

	November 29, 2008	May 31, 2008
Two parcels of land	$1,146	$1,146
Excess equipment	309	331

	1,455	1,477
Assets held for sale included in current assets	(309)	(1,477)

Assets held for sale included in non-current assets	$1,146	$—

In accordance with SFAS No. 144, these assets are recorded at the lower of their carrying amount or fair value, less cost to sell and the excess equipment is no longer being depreciated.

During the second quarter of fiscal 2009, the Company determined that land included in assets held for sale should be presented in non-current assets as a result of deteriorating general economic conditions. At May 31, 2008, these assets were classified as current assets.

In the second quarter of fiscal 2009, the Company implemented a plan to dispose of certain surplus plant assets to streamline the utilization of equipment in its Merix Oregon factory and has recorded $0.7 million in impairment charges on the assets to be disposed. The estimated fair value of $0.3 million has been reclassified to assets held for sale at November 29, 2008.

In the six months ended November 29, 2008, the Company sold assets previously used in the Hong Kong facility valued at $0.3 million at May 31, 2008 and recorded a gain on sale of $0.6 million.

During fiscal 2008, the Company ceased manufacturing operations at its Hong Kong facility. The net book values of the building and related land use rights were reduced to $0 by an impairment charge recorded in fiscal 2007. These assets are classified as assets held for sale at November 29, 2008 and May 31, 2008.

NOTE 9. OTHER ASSETS

Other assets consisted of the following at November 29, 2008 and May 31, 2008 (in thousands):

	November 29, 2008	May 31, 2008
Leasehold land use rights, net	$1,213	$1,227
Deferred financing costs, net	3,414	3,842
Other assets	512	790

	$5,139	$5,859

NOTE 10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at November 29, 2008 and May 31, 2008 (in thousands):

	November 29, 2008	May 31, 2008
Accrued compensation	$6,620	$7,177
Accrued warranty (Note 11)	2,070	2,147
Income taxes payable	713	316
Intercompany payable (Note 3)	1,292	—
Asset retirement obligation – current portion	—	873
Other liabilities	5,594	5,270

	$16,289	$15,783

During the first quarter of fiscal 2009, the Company incurred $0.8 million in costs related to the restoration of leased Wood Village facilities which were charged to the asset retirement obligation.

NOTE 11. ACCRUED WARRANTY

The Company generally warrants its products for a period of up to twelve months from the point of sale. However, in selected circumstances, Merix Asia grants longer warranty periods to certain customers of up to three years. The Company records a liability for the estimated cost of the warranty upon transfer of ownership of the products to the customer. Using historical data, the Company estimates warranty costs and records the provision for such charges as an element of cost of sales upon the recognition of the related revenue. The Company also accrues warranty liability for certain specifically-identified items that are not covered by its assessment of historical experience.

Warranty activity was as follows (in thousands):

	Fiscal Quarter Ended November 29, 2008	Fiscal Quarter Ended December 1, 2007	Six Months Ended November 29, 2008	Six Months Ended December 1, 2007
Balance, beginning of period	$2,320	$1,938	$2,147	$2,129
Provision for warranty charges	828	827	1,509	1,972
Warranty charges incurred	(1,079)	(903)	(1,587)	(2,239)

Balance, end of period	$2,070	$1,862	$2,070	$1,862

NOTE 12. COMPREHENSIVE INCOME (LOSS), EARNINGS PER SHARE AND SHARE ACTIVITY

Comprehensive income (loss) includes the change in our cumulative translation adjustment. The following table sets forth the calculation of comprehensive income (loss) for the periods indicated (in thousands):

	Fiscal Quarter Ended		Six Months Ended
	Nov. 29, 2008	Dec. 1, 2007	Nov. 29, 2008	Dec. 1, 2007
Net income (loss)	$(6,088)	$(5,009)	$(8,235)	$(8,658)
Change in cumulative translation adjustment	(14)	(79)	(16)	(63)

Total comprehensive income (loss)	$(6,102)	$(5,088)	$(8,251)	$(8,721)

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, Earnings per Share. The following potentially dilutive shares were excluded from the calculation of diluted EPS because their effect would have been antidilutive:

Potential common shares excluded from diluted EPS since their effect would be antidilutive:	Fiscal Quarter Ended November 29, 2008	Fiscal Quarter Ended December 1, 2007	Six Months Ended November 29, 2008	Six Months Ended December 1, 2007
Stock options	3,371	2,755	3,310	2,478
Restricted stock awards	293	—	293	—
Convertible notes	4,608	4,608	4,608	4,608

During the first quarter of fiscal 2009, approximately 147,000 shares were issued related to share-based compensation transactions, primarily due to the semi-annual share purchase under the employee stock purchase plan.

NOTE 13. SEGMENT INFORMATION

The Company has three reportable business segments defined by geographic location in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information:” (1) Merix Oregon, (2) Merix San Jose and (3) Merix Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. The Company’s operating segments are evidence of the internal structure of its organization. Each segment operates in the same industry with production facilities that produce similar customized products for its customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team. The Company’s chief operating decision maker is its Chief Executive Officer. Segment disclosures are presented to the gross profit level as this is the primary performance measure for which the segment managers are responsible. No other operating results information is provided to the chief operating decision-maker for review at the segment level. The following tables reconcile certain financial information by segment.

Net sales by segment were as follows (in thousands):

	Fiscal Quarter Ended		Six Months Ended
	Nov. 29, 2008	Dec. 1, 2007	Nov. 29, 2008	Dec. 1, 2007
Merix Oregon	$29,431	$44,566	$66,674	$91,906
Merix San Jose	6,720	8,329	14,394	17,165
Merix Asia	40,749	44,483	86,459	87,737

	$76,900	$97,378	$167,527	$196,808

Gross profit by segment was as follows (in thousands):

	Fiscal Quarter Ended		Six Months Ended
	Nov. 29, 2008	Dec. 1, 2007	Nov. 29, 2008	Dec. 1, 2007
Merix Oregon	$768	$4,010	$4,647	$10,334
Merix San Jose	716	1,583	2,031	2,850
Merix Asia	4,551	3,930	9,661	7,382

	$6,035	$9,523	$16,309	$20,566

Beginning in fiscal 2009, the Company recorded an allocation of certain costs attributable to costs of sales in all segments that were previously charged to the Merix Oregon segment and included certain engineering costs in costs of sales that were previously presented as a component of operating expenses. Gross profit by segment for the second quarter of fiscal 2008 and six months ended December 1, 2007 has been revised to present comparable results. The impact of these revisions on gross margin by segment is presented in the tables below for the fiscal quarter and six-month period ended December 1, 2007:

Fiscal Quarter Ended:	December 1, 2007 (as reported)	Effect of Engineering Cost Reclassification	Effect of Global Cost Allocation	December 1, 2007 (as revised)
Merix Oregon	10.3%	(2.4)%	1.1%	9.0%
Merix San Jose	22.7%	(2.5)%	(1.2)%	19.0%
Merix Asia	10.7%	(1.0)%	(0.9)%	8.8%
Overall	11.6%	(1.8)%	—	9.8%

Six Months Ended:	December 1, 2007 (as reported)	Effect of Engineering Cost Reclassification	Effect of Global Cost Allocation	December 1, 2007 (as revised)
Merix Oregon	12.5%	(2.4)%	1.1%	11.2%
Merix San Jose	20.8%	(3.0)%	(1.2)%	16.6%
Merix Asia	10.4%	(1.1)%	(0.9)%	8.4%
Overall	12.3%	(1.9)%	—	10.4%

Total assets by segment were as follows (in thousands):

	November 29, 2008	May 31, 2008
Merix Oregon	$138,898	$125,158
Merix San Jose	26,163	27,917
Merix Asia	97,651	114,366

	$262,712	$267,441

NOTE 14. SIGNIFICANT CUSTOMERS

One customer accounted for 10% and 12%, respectively, of the Company’s net sales in the second quarter of fiscal 2009 and the six months ended November 29, 2008. One customer accounted for 11% of the Company’s net sales in both the second quarter of fiscal 2008 and the six months ended December 1, 2007. No other customer comprised more than 10% of total net sales during those periods.

At November 29, 2008 five entities represented approximately 45% of the Company’s net accounts receivable balance, individually ranging from approximately 5% to approximately 17%. The Company has not experienced significant losses related to its accounts receivable in the past.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is, from time to time, made subject to various legal claims, actions and complaints in the ordinary course of its business. Except as disclosed below, management believes that the outcome of litigation should not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Securities Class Action

Four purported class action complaints were filed against the Company and certain of its executive officers and directors in the first quarter of fiscal 2005. The complaints were consolidated in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. After the court granted the Company’s motion to dismiss without prejudice, the plaintiffs filed a second amended complaint. That complaint alleged that the defendants violated the federal securities laws by making certain inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering of approximately $103.4 million of the Company’s common stock. In September 2006, the Court dismissed that complaint with prejudice. The plaintiffs appealed to the Ninth Circuit Court of Appeals. In April 2008, the Ninth Circuit reversed the dismissal of the second amended complaint. The Company sought rehearing which was denied and rehearing en banc was also denied. The Company obtained a stay of the mandate from the Ninth Circuit and filed a certiorari petition with the United States Supreme Court on September 22, 2008. On December 15, 2008, the Supreme Court denied the certiorari petition. The plaintiffs seek unspecified damages. A potential loss or range of loss that could arise from these cases is not estimable or probable at this time.

Breach of Contract

In June 2008, a complaint was filed against Merix Caymans Trading Company Ltd. by Clark Sales, LLC, Case No. 2:08-CV-12551-MOR-VMM, in the United States District Court, Eastern District of Michigan. The complaint alleges breach of contract in relation to payment of post-termination commissions. The plaintiffs seek damages in excess of $4 million. The parties reached a tentative settlement agreement on November 24, 2008. The amount of settlement has not yet been finalized and the Company has recorded an accrual of $0.4 million as of November 29, 2008.

Commitments

As of November 29, 2008, the Company had capital commitments of approximately $2.8 million, primarily relating to the purchase of machinery and equipment.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company paid the following amounts to Huizhou Desay Holdings Co. Ltd., a minority shareholder in two Merix Asia manufacturing facilities, during the periods indicated (in thousands):

	Fiscal Quarter Ended		Six Months Ended
	Nov. 29, 2008	Dec. 1, 2007	Nov. 29, 2008	Dec. 1, 2007
Consulting fees	$53	$49	$105	$97
Operating lease rental fees	81	76	163	150
Management fees	39	27	75	53
Capitalized construction costs	247	755	326	755
Other fees	84	97	167	214

	$504	$1,004	$836	$1,269

NOTE 17. SEVERANCE, ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

Total severance, asset impairment and restructuring charges were as follows (in thousands):

	Fiscal Quarter Ended		Six Months Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Merix Asia: Hong Kong closure severance charges	$13	$868	$53	$1,109
Merix Asia: other severance charges	68	—	68	—
Gain on sale of Merix Asia equipment	—	—	(567)	—
Asset impairment and other restructuring – Merix Asia	14	112	14	112
Severance charges – Merix Oregon	306	—	306	—
Asset impairment – Merix Oregon	688	—	688	—

	$1,089	$980	$562	$1,221

To reduce expenditures in response to lower demand for the Company’s products as a result of deteriorating macroeconomic conditions, in the second quarter of fiscal 2008 the Company completed a modest reduction in headcount to reduce administrative overhead costs, primarily in the Merix Oregon segment with a small impact in Merix Asia. The headcount reductions were completed in October 2008 and the Company incurred and paid approximately $0.4 million in severance and related charges during the second quarter of fiscal 2009.

In the second quarter of fiscal 2009, the Company implemented a plan to dispose of certain surplus plant assets to streamline the utilization of equipment in our Merix Oregon factory and has recorded $0.7 million in impairment charges on the assets to be disposed.

In the first quarter of fiscal 2008, the Company committed to phasing out operations at its Hong Kong facility, closing the facility and relocating production to other manufacturing facilities. Closure of the facility was substantially complete in the fourth quarter of fiscal 2008. This closure was a part of the Company’s actions to consolidate its Asian operations at its lower-cost facilities in China and expand the facilities at its Huiyang plant. The Company recorded approximately $13,000 and $0.9 million, respectively, in severance and related costs in the second quarters of fiscal 2009 and 2008 in connection with the closure of the Hong Kong facility. The Company recorded approximately $53,000 and $1.2 million, respectively, in Hong Kong facility severance and other restructuring costs in the first six months of fiscal 2009 and fiscal 2008. In the first quarter of fiscal 2009, the Company recorded a gain of $0.6 million related to the sale of equipment previously used at the Hong Kong facility.

A roll-forward of the Company’s severance accrual for the Hong Kong plant closure for the first two quarters of fiscal 2009 was as follows (in thousands):

	Beginning Balance	Charged to Expense	Expenditures	Ending Balance
First quarter	$134	$40	$(132)	$42
Second quarter	42	13	(10)	45

Due to a number of factors including: 1) the substantial variance between the Company’s market capitalization based on the current trading price range for its common stock and the net asset value reflected in its consolidated balance sheet, 2) continuing operating losses sustained in the first and second quarters of fiscal 2009 and 3) the deterioration of general economic environment, management has undertaken assessments of potential impairment of the company’s long-lived assets in the first and second quarters of fiscal 2009. Management’s analysis included an assessment of current fair value based on an update of forecasted future cash flows used in a valuation obtained in the fourth quarter of fiscal 2008. It was determined that no impairment existed as of November 29, 2008.

NOTE 18. NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS Nos. 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS Nos. 141(R) and 160 is not expected to have a significant impact on the Company’s current financial position and results of operations.

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

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this Quarterly Report, other than statements of historical fact, are forward-looking, including, but not limited to, statements regarding industry prospects and cyclicality and future results of operations or financial position. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and other similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, plans and projections are described in Part II, Item 1A, “Risk Factors” under the subheading “Risk Factors Affecting Business and Results of Operations.” This section, along with other sections of this Quarterly Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations, plans and projections. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

Business

We are a leading global manufacturing service provider for technologically advanced printed circuit boards (PCBs) for original equipment manufacturer (OEM) customers and their electronic manufacturing service (EMS) providers. Our principal products are complex multi-layer rigid PCBs, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The market segments we serve are primarily in commercial equipment in the communications and networking, computing and peripherals, industrial and medical, defense and aerospace, and automotive markets. Our markets are generally characterized by rapid technological change, high levels of complexity and short product life-cycles, as new and technologically superior electronic equipment is continually being developed.

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

Markets and Customers

The following table presents the percentage of net sales, by segment, for significant customers comprising greater than 10% of total net sales:

	Cisco				Motorola
	Fiscal Quarter Ended November 29, 2008		Fiscal Quarter Ended December 1, 2007		Fiscal Quarter Ended November 29, 2008	Fiscal Quarter Ended December 1, 2007
Merix Oregon	19%		24%		14%	10%
Merix San Jose	*	(1)	*	(1)	* (1)	* (1)
Merix Asia	*	(1)	*	(1)	9%	3%

Consolidated	8%		11%		10%	6%

(1)	Less than 1%

	Cisco			Motorola
	Six Months Ended November 29, 2008	Six Months Ended December 1, 2007		Six Months Ended November 29, 2008	Six Months Ended December 1, 2007
Merix Oregon	21%	24%		16%	12%
Merix San Jose	4%	*	(1)	* (1)	*	(1)
Merix Asia	* (1)	*	(1)	12%	*	(1)

Consolidated	9%	11%		13%	7%

(1)	Less than 1%

Approximately 46% and 55%, respectively, of our OEM sales in the second quarter of fiscal 2009 and 2008 were made to EMS providers and in the first six months of fiscal 2009 and 2008 approximately 51% and 55%, respectively, of our OEM sales were made to EMS providers. Although our contractual relationship is with the EMS provider, most of our shipments to EMS providers are directed by OEMs that negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several EMS providers and are awarded incremental discretionary orders directly from some of them.

Backlog

Backlog comprises purchase orders received and, in some instances, forecast requirements released for production under customer contracts. Backlog shippable within the next 90 days totaled $38.1 million and $66.3 million at November 29, 2008 and May 31, 2008, respectively. The decrease in backlog is due to a decrease in demand experienced in the second quarter as a result of the decline in general economic conditions, and also due to the reduction in lead times achieved over the first six months of fiscal 2009. Compared to the average booking rate, backlog was abnormally high at the end of fiscal 2008 due to extended customer lead times resulting from the fourth quarter closure of our Wood Village facility requiring customers to place orders over a longer-than-normal period of time. As the production lead times were shortened during the first six months of fiscal 2009, customers did not need to place orders as far in advance, leading to a reduction in orders placed in the current quarter that is shippable in future quarters.

Customers may cancel or postpone all scheduled orders, in most cases without penalty. Therefore, backlog may not be a meaningful indicator of future financial results.

Summary of Sequential Quarterly Results and Outlook for Third Quarter of Fiscal 2009

Net sales of $76.9 million in the current quarter decreased $13.7 million or 15% compared to net sales in the first quarter of fiscal 2009, resulting from a 21% decrease in net sales in our Oregon segment, a 12% decrease in net sales in our San Jose segment and a 11% decrease in net sales in our Asia segment. These decreases reflect softening demand for our products due to the deterioration of general macroeconomic conditions. With the exception a of 1% sequential increase in our defense & aerospace end market, all other end markets contributed to sequential reduction in net sales, led by a 23% decrease in communications & networking market. Net sales on quick turn and premium services was 17% of total net sales in the second quarter of fiscal 2009 compared to 20% in the first quarter of fiscal 2009, which primarily reflects a reduction in premium orders on which our customers pay a premium for compressed full-lead-time services.

Gross margin decreased to 7.8% in the current quarter compared to 11.3% in the first quarter of fiscal 2009, reflecting a decrease of approximately 7 percentage points in our North American segments, with the Asia segment maintaining its gross margin at approximately 11%. The decreases were due primarily to reduced fixed cost absorption on lower production volumes in each of our segments. Operating expenses of $10.3 million remained stable compared to the prior quarter. Selling, general and administrative expenses decreased by $1.7 million primarily due to lower compensation expenses as a result of headcount reductions, the reversal of incentive compensation accruals recorded in the first quarter as well as reductions in bad debt expense as a result of improved collection efforts, and the timing of our year end audit expenses which resulted in the majority of our annual fees being incurred during our first quarter. These decreases were substantially offset by $1.1 million in severance and asset impairment charges recorded in the second quarter, as well as the first quarter benefit of a $0.6 million gain on sale of assets from our closed Hong Kong facility. Net non-operating expense of $1.0 million decreased by $0.2 million due primarily to a $0.3 million reduction in foreign exchange losses, offset by a $0.1 million increase in interest expense due to increase borrowings on our revolving line of credit compared to the prior quarter. Net loss for the quarter totaled $6.1 million or $0.29 per diluted share, compared to $2.1 million or $0.10 per diluted share in the first quarter of fiscal 2009.

In the third quarter, we expect continued softness in demand, particularly in our communications & networking market, as well as continued reduction in demand in our automotive market. We expect that operating expenses will remain relatively unchanged compared to the second quarter of fiscal 2009. No significant changes are expected for other non-operating expenses and the income tax provision compared to second quarter levels.

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Fiscal Quarter Ended(1) November 29, 2008		Fiscal Quarter Ended(1) December 1, 2007
Net sales	$76,900	100.0%	$97,378	100.0%
Cost of sales	70,865	92.2	87,855	90.2

Gross profit	6,035	7.8	9,523	9.8
Engineering	697	0.9	486	0.5
Selling, general and administrative	7,989	10.2	10,628	10.9
Amortization of identifiable intangible assets	520	0.7	645	0.7
Severance and impairment charges	1,089	1.4	980	1.0

Operating loss	(4,260)	(5.5)	(3,216)	(3.3)
Other expense, net	(1,029)	(1.3)	(1,045)	(1.1)

Loss from continuing operations before income taxes and minority interests	(5,289)	(6.9)	(4,261)	(4.4)
Income tax expense	693	0.9	546	0.6

Loss from continuing operations before minority interests	$(5,982)	(7.8)%	$(4,807)	(4.9)%

	Six Months Ended(1) November 29, 2008		Six Months Ended(1) December 1, 2007
Net sales	$167,527	100.0%	$196,808	100.0%
Cost of sales	151,218	90.3	176,242	89.6

Gross profit	16,309	9.7	20,566	10.4
Engineering	1,260	0.8	950	0.5
Selling, general and administrative	17,691	10.6	22,231	11.3
Amortization of identifiable intangible assets	1,040	0.6	1,258	0.6
Severance and impairment charges	562	0.3	1,221	0.6

Operating income (loss)	(4,244)	(2.5)	(5,094)	(2.6)
Other expense, net	(2,218)	(1.3)	(2,170)	(1.1)

Loss from continuing operations before income taxes and minority interests	(6,462)	(3.9)	(7,264)	(3.7)
Income tax expense	1,421	0.8	956	0.5

Loss from continuing operations before minority interests	$(7,883)	(4.7)%	$(8,220)	(4.2)%

(1)	Percentages may not add due to rounding.

Net Sales

Net sales decreased by $20.5 million, or 21%, to $76.9 million, in the second quarter of fiscal 2009 compared to $97.4 million in the second quarter of fiscal 2008. Net sales of $167.5 million in the six months ended November 29, 2008 decreased by $29.3 million, or 15%, compared to net sales of $196.8 million in the comparable period of the prior fiscal year.

These decreases in net sales are primarily due to reductions in net sales for our North American segments of 32% and 26%, respectively, for the three- and six-month periods ended November 29, 2008 compared to the same periods in the prior fiscal year. Net sales in our Asia segment decreased by 8% in the current quarter compared to the second quarter of fiscal 2008, and decreased only 1% in the six months ended November 29, 2008 compared to the six months ended December 1, 2007.

Net sales by segment were as follows (in thousands):

	Fiscal Quarter Ended November 29, 2008	Fiscal Quarter Ended December 1, 2007	Six Months Ended November 29, 2008	Six Months Ended December 1, 2007
Merix Oregon	$29,431	$44,566	$66,674	$91,906
Merix San Jose	6,720	8,329	14,394	17,165
Merix Asia	40,749	44,483	86,459	87,737

	$76,900	$97,378	$167,527	$196,808

Selected statistical information is summarized below. We define “unit” as the number of panels. Percentage increases (decreases) in unit volume and pricing were as follows:

	Fiscal Quarter Ended November 29, 2008 Compared to Fiscal Quarter Ended December 1, 2007	Six Months Ended November 29, 2008 Compared to Six Months Ended December 1, 2007
Merix Oregon:
Unit volume	(38)%	(31)%
Average unit pricing	6%	5%
Merix San Jose:
Unit volume	(24)%	(26)%
Average unit pricing	6%	13%
Merix Asia:
Unit volume	(16)%	(10)%
Average unit pricing	9%	9%
Overall:
Unit volume	(18)%	(12)%
Average unit pricing	(4)%	(4)%

Consolidated

Consolidated unit sales volume decreased 18% in the current quarter compared to the second quarter of fiscal 2008 and 12% in the first six months of fiscal 2008 versus the comparable period in the prior year, driven primarily by decreases in our North American segments as further discussed below. Consolidated average unit pricing decreased by 4% in both the three- and six-month periods ended November 29, 2008, compared to the same periods of the prior fiscal year, despite increases in average unit pricing reflected for each of our segments as discussed below. An overall shift in product mix from higher-technology, higher-priced PCBs produced by our North American facilities to generally lower-technology, lower-priced PCBs produced by our facilities in Asia results in a lower consolidated average unit price. Our Asia segment’s average price per unit is significantly lower than both the Oregon and San Jose segments. Our Asia segment comprised 53% of net sales in the second quarter of fiscal 2009 compared to 46% in the second quarter of fiscal 2008, and comprised 52% of net sales in the first six months of fiscal 2009 compared to 45% in the first six months of the prior fiscal year.

In addition, the prior fiscal year-to-date period ended December 1, 2007 benefited from one extra week of activity compared to the first six months of fiscal 2009.

Merix Oregon

Merix Oregon net sales of $29.4 million decreased by $15.1 million or 34% compared to the first quarter of fiscal 2008. Net sales of $66.7 million in the first six months of fiscal 2009 decreased $25.2 million or 27%. The decreases in net sales at Merix Oregon were primarily due to decreases in unit volume of 38% and 31%, respectively, for the three- and six-month periods ended November 29, 2008 compared to the same periods in fiscal 2008 resulting from:

•	demand decreases resulting from the deterioration of macroeconomic conditions;

•	a strategic decision to rationalize our production with a focus on more profitable parts;

•	strategic efforts to transition production to our Asia manufacturing facilities;

•	capacity decrease as a result of the closure of our Wood Village facility in the fourth quarter of fiscal 2008; and

•

ongoing impact to customer relationships of the extended lead time issues experienced in the fourth quarter of fiscal 2009 which resulted in lower quick-turn revenue in the first quarter of fiscal 2009.

The volume decreases were partially offset by increases in average unit pricing of 6% and 5%, respectively, for the three- and six-month periods ended November 29, 2008 compared to the same periods in the prior fiscal year. These average unit pricing increases resulted primarily from our efforts to be more selective on orders and utilize plant capacity for more profitable parts and due to increases in higher technology production that generates higher average prices.

Merix San Jose

Compared to the same periods in the prior fiscal year, net sales at Merix San Jose decreased by $1.6 million (19%) to $6.7 million in the second quarter of fiscal 2009 and decreased by $2.8 million (16%) to $14.4 million in the six months ended November 29, 2008. These decreases were due to soft demand for quick-turn services resulting from the impact of the global recession. Compared to fiscal 2008, unit volume declines of 24% on a quarterly basis, and 26% on a fiscal year-to-date basis were offset by unit pricing increases of 6% on a quarterly basis and 13% on a fiscal year-to-date basis as a result of sales of higher-layer count, higher-technology products.

Merix Asia

Net sales at Merix Asia of $40.7 million in the second quarter in fiscal 2009 decreased by $3.7 million or 8% compared to the second quarter of fiscal 2008. Net sales of $86.5 million in the six months ended November 29, 2008 decreased by $1.3 million or 1% compared to the first six months of fiscal 2008. The decreases in net sales at Merix Asia in the three- and six-month periods ended November 29, 2008 compared to the same periods of the prior fiscal year were primarily due to a 16% and 10% increase, respectively, in sales unit volumes, due primarily to a drop in demand in the second quarter of fiscal 2009 due to deteriorating global economic conditions. The unit volume decreases were offset by efforts to improve our product mix through enhanced technology offerings from our Asia manufacturing operations over the past year which resulted in a 9% increase in average unit pricing for both the second quarter and first six months of fiscal 2009.

Net Sales by End Market

The following table shows, for the periods indicated, the amount of net sales to each of our principal end-user markets and the percentage of the end-user market’s sales to our consolidated net sales (dollars in thousands):

	Fiscal Quarter Ended
	November 29, 2008		December 1, 2007
Communications & Networking	$29,664	38.6%	$39,859	40.9%
Automotive	17,449	22.7%	20,855	21.4%
Computing & Peripherals	5,984	7.8%	8,375	8.6%
Test, Industrial & Medical	9,366	12.2%	10,783	11.1%
Defense & Aerospace	7,299	9.5%	6,528	6.7%
Other	7,138	9.3%	10,978	11.3%

	$76,900	100.0%	$97,378	100.0%

	Six Months Ended
	November 29, 2008		December 1, 2007
Communications & Networking	$68,440	40.9%	$82,507	41.9%
Automotive	36,862	22.0%	41,063	20.9%
Computing & Peripherals	12,569	7.5%	16,384	8.3%
Test, Industrial & Medical	19,785	11.8%	22,269	11.3%
Defense & Aerospace	14,522	8.7%	12,293	6.2%
Other	15,349	9.1%	22,292	11.4%

	$167,527	100.0%	$196,808	100.0%

Compared to the second quarter of fiscal 2008, the decreases in net sales of $10.2 million (26%) in communications & networking, $2.4 million (29%) in computing & peripherals, $1.4 million (13%) in test, industrial & medical and $3.8 million (35%) in other end markets were due primarily to a reduction in end demand for our customers’ products as a result of the global economic slowdown, as well as a strategic rationalization of our production to focus on more profitable parts. Automotive net sales, historically a steady end market, decreased by $3.4 million or 16% in the second quarter due primarily to efforts to advance ship certain orders at the end of the first quarter of fiscal 2009 in anticipation of a one-week shutdown related to the implementation of our ERP system at the beginning of the second quarter. We also began to see the early signs of an automotive demand slowdown that will further impact our demand in future quarters. These end markets also reflect decreases on a fiscal year-to-date basis compared to the prior fiscal year, driven by the same factors discussed above.

Defense & aerospace net sales increased by $0.8 million or 12% in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 and increased by $2.2 million or 18% in the first six months of fiscal 2009 compared to fiscal year-to-date sales in fiscal 2008 due to strategic efforts to penetrate this market to diversify our customer base and provide a steady and profitable North American revenue stream.

We believe that our key competitive advantages include our reputation for product quality and our unique value proposition, which enables a seamless interface from quick-turn production at the beginning of product life cycles to lower-cost volume production in mature product life cycles. While the current global financial crisis has adversely impacted end customer demand and delayed our return to profitability, operating our restructured North American facilities and upgraded Asian facilities to leverage those competitive advantages should enable us to restore and grow our customer base in the future.

Net Sales by Geographic Region

Net sales to customers outside the United States totaled 50% and 31% of net sales in the second quarters of fiscal 2009 and fiscal 2008, respectively. Net sales to customers outside the United States totaled 44% and 32% in the six months ended November 29, 2008 and December 1, 2007, respectively. In the second quarter of fiscal 2009, sales to customers in China comprised 13% of net sales. In the second quarter of the prior fiscal year, as well as in the six-month periods ended November 29, 2008 and December 1, 2007, there were no countries outside of the United States to which sales totaled 10% or more of net sales.

Cost of Sales and Gross Margin

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead.

A number of costs, including those for labor, utilities and manufacturing supplies, incurred by our plants in the People’s Republic of China (“PRC”) are denominated in Chinese Renminbi. Strengthening or weakening of the Chinese Renminbi relative to the U.S. Dollar affects our cost of sales and profitability. Increases in the value of the Chinese Renminbi relative to the U.S. Dollar in current fiscal periods compared to prior year have caused the costs of our Chinese operations to increase as stated in U.S. Dollars.

Cost of sales decreased $17.0 million, or 19%, to $70.9 million in the second quarter of fiscal 2009 compared to $87.9 million in the second quarter of fiscal 2008 and decreased $25.0 million, or 14%, to $151.2 million in the six months ended November 29, 2008 compared to $176.2 million in first six months of fiscal 2008.

Beginning in fiscal 2009, we recorded an allocation of certain costs attributable to costs of sales in all segments that were previously charged to the Merix Oregon segment. Gross margin by segment for the second quarter of fiscal 2008 and the six months ended December 1, 2007 has been revised to present comparable results using the same allocation methodology. Gross profit by segment was as follows (in thousands):

	Fiscal Quarter Ended		Six Months Ended
	Nov. 29, 2008	Dec. 1, 2007	Nov. 29, 2008	Dec. 1, 2007
Merix Oregon	$768	$4,010	$4,617	$10,334
Merix San Jose	716	1,583	2,031	2,850
Merix Asia	4,551	3,930	9,661	7,382

	$6,035	$9,523	$16,309	$20,566

Our gross margin as a percentage of net sales by segment was as follows:

	Fiscal Quarter Ended		Six Months Ended
	Nov. 29, 2008	Dec. 1, 2007	Nov. 29, 2008	Dec. 1, 2007
Merix Oregon	2.6%	9.0%	6.9%	11.2%
Merix San Jose	10.7%	19.0%	14.1%	16.6%
Merix Asia	11.2%	8.8%	11.2%	8.4%
Overall	7.8%	9.8%	9.7%	10.4%

Merix Oregon

Gross margin at Merix Oregon decreased to 2.6% of net sales in the current quarter from 9.0% of net sales in the second quarter of fiscal 2008, and decreased to 6.9% of net sales in the six months ended November 29, 2008 compared to 11.2% in the same period of fiscal 2008. These decreases in gross margin for both the current quarter and fiscal year-to-date periods are driven by the decrease in unit sales, particularly in the higher-margin premium service line, which decreased by 59% in the current quarter compared to the second quarter of fiscal 2009. Factory margins are heavily influenced by factory utilization rates because the cost structure needed to produce PCBs is heavily weighted to fixed or step-variable costs. Thus, lower demand resulted in lower utilization rates and decreases in gross margin as a percentage of net sales.

Merix San Jose

Gross margins at Merix San Jose decreased to 10.7% of net sales in the current quarter from 19.0% of net sales in the second quarter of fiscal 2008, and decreased to 14.1% of net sales in the six months ended November 29, 2008 compared to 16.6% in the same period in fiscal 2008. The decrease on a quarterly basis is primarily due to reductions in quick-turn services as a result of the global economic slowdown which resulted in a 24% decrease in unit volume shipments for Merix San Jose, resulting in lower fixed cost absorption. Volume decreases were partially offset by improved margins on higher-technology products which command a higher price and are more profitable. These impacts are less pronounced in a comparison of fiscal year-to-date gross margins for fiscal 2009 and fiscal 2008 as Merix San Jose experienced efficiency issues in the first quarter of the prior fiscal year due to implementation of the ERP system in North America.

Merix Asia

Gross margins at Merix Asia increased to 11.2% of net sales in the current quarter compared to 8.8% in the second quarter of the prior fiscal year and increased to 11.2% of net sales in the six months ended November 29, 2008 compared to 8.4% in the first six months of fiscal 2008. These increases are primarily the result of improvements in the product mix due to higher-technology capabilities developed in our China-based facilities, which offset lower factory utilization rates resulting from a decrease in demand. We also achieved cost efficiencies in the first two quarters of fiscal 2009 due to the closing of our Hong Kong facility completed in the fourth quarter of fiscal 2008.

Engineering Costs

Engineering costs include indirect labor, materials and overhead to support the development of new manufacturing processes required to meet our customers’ technology requirements.

Engineering costs increased $0.2 million, or 43%, to $0.7 million in the second quarter of fiscal 2009 compared to $0.5 million in the second quarter of fiscal 2008 and increased $0.3 million, or 33%, to $1.3 million in the six months ended November 29, 2008 compared to $1.0 million in the six months ended December 1, 2008. The increases were due primarily to costs to support the development of higher technology products in Asia.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs include indirect labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

SG&A costs decreased $2.6 million, or 25%, to $8.0 million in the second quarter of fiscal 2009 compared to $10.6 million in the second quarter of fiscal 2008 and decreased $4.5 million, or 20%, to $17.7 million in the six months ended November 29, 2008 compared to $22.2 million in the six months ended December 1, 2007. The decreases were primarily due to lower labor costs due to headcount reductions, a reversal of bonus expense accrued in the first quarter of fiscal 2009, and lower stock compensation expense. Additionally, we have incurred lower commission costs as a result of lower net sales, reduced bad debt expense as a result of improved collection programs in the current fiscal year, and reduced overall expense levels due to aggressive cost management programs.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets was $0.5 million and $1.0 million, respectively, in the second quarter of fiscal 2009 and the six months ended November 29, 2008 compared to $0.6 million and $1.3 million, respectively, in the comparable periods of the prior fiscal year. The reduction in amortization was primarily related to declining amortization amounts for customer relationships acquired in the Merix San Jose acquisition. Our identifiable intangible assets balance at November 29, 2008 was $7.8 million and current amortization is approximately $0.5 million per quarter.

Severance, Asset Impairment and Restructuring Charges

Total severance, asset impairment and restructuring charges were as follows (in thousands):

	Fiscal Quarter Ended		Six Months Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Merix Asia: Hong Kong closure severance charges	$13	$868	$53	$1,109
Merix Asia: other severance charges	68	—	68	—
Gain on sale of Merix Asia equipment	—	—	(567)	—
Asset impairment and other restructuring – Merix Asia	14	112	14	112
Severance charges – Merix Oregon	306	—	306	—
Asset impairment – Merix Oregon	688	—	688	—

	$1,089	$980	$562	$1,221

To reduce expenditures in response to lower demand for the our products as a result of deteriorating macroeconomic conditions, in the second quarter of fiscal 2008 we completed a modest reduction in headcount to reduce administrative overhead costs, primarily in our Merix Oregon segment with a small impact in Merix Asia. The headcount reductions were completed in October 2008 and we incurred and paid approximately $0.4 million in severance and related charges during the second quarter of fiscal 2009.

In the second quarter of fiscal 2009, we implemented a plan to dispose of certain plant assets to streamline the utilization of equipment in our Merix Oregon factory and have recorded $0.7 million in impairment charges on the assets to be disposed.

In the first quarter of fiscal 2008, we committed to phasing out operations at our Hong Kong facility, closing the facility and relocating production to other manufacturing facilities. Closure of the facility was substantially complete in the fourth quarter of fiscal 2008. This closure was a part of our actions to consolidate our Asian operations at its lower-cost facilities in China and expand the facilities at our Huiyang plant. We recorded approximately $13,000 and $0.9 million, respectively, in severance and related costs in the second quarters of fiscal 2009 and 2008 in connection with the closure of the Hong Kong facility. We recorded approximately $53,000 and $1.2 million, respectively, in Hong Kong facility severance and other restructuring costs in the first six months of fiscal 2009 and fiscal 2008. In the first quarter of fiscal 2009, we recorded a gain of $0.6 million related to the sale of equipment previously used at the Hong Kong facility.

Interest Income

Interest income was $45,000 and $0.1 million, respectively, for the three- and six-month periods ended November 29, 2008 compared to $0.3 million and $0.6 million in the same periods in fiscal 2008 due to reduced average cash-on-hand balances in the current fiscal year.

Interest Expense

Interest expense decreased to $1.0 million and $1.9 million, respectively, in the three- and six-month periods ended November 29, 2008 compared to $1.1 million and $2.2 million, respectively, in the comparable periods of the prior fiscal year. In the third quarter of fiscal 2008, we repaid $2.5 million on the subordinated promissory note in connection with the reduction in the purchase price of Merix Asia and the remaining $5.1 million of outstanding debt was eliminated in exchange for us settling all past and any future claims against the note holder in relation to our Merix Asia acquisition. The resulting reduction in interest expense in fiscal 2009 was partially offset by increased interest expense related to average outstanding borrowings on our revolving line of credit during the first and second quarters of fiscal 2009.

Income Tax Expense

On a quarterly basis, we estimate our provision for income taxes based on our projected results of operations for the full year. Income tax is provided for entities expected to generate profits that are not offset by losses generated by entities in other tax jurisdictions. As a result, our effective income tax rate was negative 22.8% in the six months ended November 29, 2008 and negative 13.2% in the comparable period of the prior fiscal year.

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

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of November 29, 2008 consisted of $11.5 million of cash and cash equivalents and $42.9 million unused availability under our revolving bank credit agreement, described below. Based on management’s forecast for results of operations and cash flow subject to various scenarios, we expect our capital resources, together with the borrowing capacity under our credit agreement, to be sufficient to fund our operations and known capital requirements for at least one year from November 29, 2008, although we may seek additional sources of funds.

We have a Loan and Security Agreement with Bank of America, N.A. (the Credit Agreement) which provides a revolving line of credit of up to $55.0 million on a borrowing based calculated with respect to the value of accounts receivable, equipment and real property. The Credit Agreement expires in February 2013. The obligations under the Credit Agreement are secured by substantially all of our U.S. assets. The borrowings bear interest based, at the Company’s election, on either the prime rate announced by Bank of America or LIBOR plus an applicable margin. As of November 29, 2008, the unused borrowing base was $42.9 million, with an outstanding balance of $8.0 million, of which $1.0 million was borrowed during November 2008 by our Asia subsidiary which is not reflected in the consolidated balance sheet due to the one-month reporting lag. The Credit Agreement contains usual and customary covenants for credit facilities of this type, all of which we were in compliance with as of November 29, 2008. In addition, the Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio of 1.1:1 if Excess Availability, defined in the Credit Facility agreement as a function of the unused borrowing base and cash held in certain U.S. bank accounts, falls below $20.0 million. Excess Availability at November 29, 2008 was $50.0 million and as such, this covenant is not currently in effect. We would not be in compliance if this covenant was currently applicable. Based on management forecasts, we do not expect that Excess Availability will fall below $20.0 million for at least one year from November 29, 2008.

In the first six months of fiscal 2009, cash and cash equivalents increased $5.8 million to $11.5 million as of November 29, 2008 from $5.7 million as of May 31, 2008 primarily as a result of $11.6 million provided by operations (as described in more detail below), net borrowings on our revolving line of credit totaling $7.0 million and $0.6 million in cash proceeds on sales of assets, offset by the use of $14.8 million for the purchase of property, plant and equipment.

Cash flows from operating activities totaled $13.1 million. Cash totaling $4.3 million was provided by net loss of $8.2 million, adjusted for $12.5 million in non-cash charges, primarily $11.1 million for depreciation and amortization and $1.0 million in share-based compensation expense. As discussed in more detail below, other significant changes in working capital generating $8.8 million in cash from operations in the first six months of fiscal 2009 include $7.5 million from reductions in accounts receivable, $1.2 million from reductions in inventory, a $1.5 million increase in amounts due to affiliate, and $1.7 million from decreases in other assets, primarily related to a VAT refund received from the Chinese tax authorities. These cash inflows were offset by the use of $3.1 million in cash for settlement of accounts payable and other accrued liabilities. Note that changes in working capital balances vary from cash flows from operations due to the impact of non-cash transactions on amounts reported in the consolidated balance sheets.

Accounts receivable, net of allowances for bad debts, decreased $7.5 million to $65.7 million at November 29, 2008 from $73.2 million as of May 31, 2008. The decrease is primarily due to the reduced revenue base in the second quarter of fiscal 2009. Due to the global economic slowdown, our customers have been seeking to extend payment terms. Days sales outstanding, calculated on a quarterly basis, was 78 days at November 29, 2008 and 76 days at May 31, 2008.

Inventories, net of reserves, decreased by $1.2 million to $22.4 million at November 29, 2008 compared to $23.6 million at May 31, 2008. The variance is comprised of a net increase of $1.1 million in finished goods and consignment inventories due to lower-than-forecast net sales achieved in the second quarter of fiscal 2009, offset by a $2.3 million reduction in raw materials and work-in-process inventories as a result of reductions to support currently expected net sales volumes and the timing of purchases and production.

Prepaid and other current assets decreased $1.7 million to $11.3 million as of November 29, 2008 compared to $13.0 million as of May 30, 2008, primarily due to a VAT refund received during the first quarter of fiscal 2009. Other non-current assets decreased by $0.7 million to $5.1 million as of November 29, 2008 due to amortization of deferred financing costs and minor reductions in various other assets.

Accounts payable and other current liabilities, exclusive of the $1.3 million net intercompany payable recorded due to the one-month reporting lag for Asia, totaled $70.5 million at November 29, 2008, a decrease of $5.1 million compared to $75.6 million at May 31, 2008. The decrease is due primarily to a $4.3 million reduction in accounts payable resulting from decreased purchases to support the lower revenue base. Additionally, accrued compensation decreased by $0.6 million based on the timing of pay-dates compared to the fiscal period end, and other accrued liabilities decreased by $0.2 million primarily due to accruals for professional services related to fiscal year end and the refinancing of our revolving line of credit included in current liabilities at May 31, 2008.

Amounts due to affiliate increased to a $1.3 million payable balance at November 29, 2008 from a $0.2 million receivable balance at May 31, 2008. The increase is due to the timing of payments for intercompany purchases, which impact our balance sheet as a result of the one-month reporting lag for our Asia subsidiary.

Expenditures for property, plant and equipment of $14.8 million in the first six months of fiscal 2009 primarily consisted of expenditures for the expansion and improvement of the process technology at our China-based Huiyang facility, improvement of the process technology and increasing the process speed of our North American facility and the implementation of a company-wide ERP system. Most of the capital expenditure associated with the recent expansion of our Huiyang, China facility and ERP implementation was completed in the first quarter of fiscal 2009. Remaining capital expenditures in fiscal 2009 are currently estimated at approximately $4 million. In response to the economic downturn and the resulting reduction in demand for our products, discretionary capital expenditures have been substantially curtailed for the remainder of fiscal 2009.

We are currently marketing for sale the facility formerly housing our Hong Kong manufacturing operation. Although a transaction is not imminent, we estimate proceeds on sale in the range of $10 million to $15 million.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS Nos. 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS Nos. 141(R) and 160 is not expected to have a significant impact on our current financial position and results of operations.

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

Attached to this quarterly report as exhibits 31.1 and 31.2 are the certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) required by section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This portion of our quarterly report on Form 10-Q is our disclosure of the conclusions of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on management’s evaluation of those disclosure controls and procedures. This disclosure should be read in conjunction with the Section 302 Certifications for a complete understanding of the topics presented.

Material Weakness

In connection with management’s assessment of our internal control over financial reporting as of November 29, 2008, we determined that the material weakness in our internal control continued to exist as a result of the control deficiency previously identified with respect to our Merix Asia operations.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Financial controls developed at North American locations related to the use of our ERP system in financial reporting have been established along with the implementation of our ERP system in Asia at the beginning of August 2008.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are, from time to time, made subject to various legal claims, actions and complaints in the ordinary course of its business. Except as disclosed below, management believes that the outcome of litigation should not have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

Securities Class Action

Four purported class action complaints were filed against Merix and certain of its executive officers and directors in the first quarter of fiscal 2005. The complaints were consolidated in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. After the court granted the our motion to dismiss without prejudice, the plaintiffs filed a second amended complaint. That complaint alleged that the defendants violated the federal securities laws by making certain inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering of approximately $103.4 million of our common stock. In September 2006, the Court dismissed that complaint with prejudice. The plaintiffs appealed to the Ninth Circuit Court of Appeals. In April 2008, the Ninth Circuit reversed the dismissal of the second amended complaint. We sought rehearing which was denied and rehearing en banc was also denied. We obtained a stay of the mandate from the Ninth Circuit and filed a certiorari petition with the United States Supreme Court on September 22, 2008. On December 15, 2008, the Supreme Court denied our certiorari petition. The plaintiffs seek unspecified damages. A potential loss or range of loss that could arise from these cases is not estimable or probable at this time.

Breach of Contract

In June 2008, a complaint was filed against Merix Caymans Trading Company Ltd. by Clark Sales, LLC, Case No. 2:08-CV-12551-MOR-VMM, in the United States District Court, Eastern District of Michigan. The complaint alleges breach of contract in relation to payment of post-termination commissions. The plaintiffs seek damages in excess of $4 million. The parties reached a tentative settlement agreement on November 24, 2008. The amount of settlement has not yet been finalized and the Company has recorded an accrual of $0.4 million as of November 29, 2008.

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

The electronics industry, on which a substantial portion of our business depends, is cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. This industry has experienced periods characterized by relatively low demand and price depression and is likely to experience recessionary periods in the future. Economic conditions affecting the electronics industry in general, or specific customers in particular, have adversely affected our operating results in the past and may do so in the future. Currently, the global economy has been greatly impacted by the global recessionary conditions linked to a collapse of values in the home mortgage sector, volatile fuel prices, and a changing political and economic landscape. These factors have contributed to historically low consumer confidence levels which has resulted in a significantly intensified downturn in the demand for products incorporating PCBs, which has in turn adversely affected our results of operations for the first two quarters of fiscal 2009.

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

If we conclude we have significant, long-term excess capacity, we may decide to permanently close one or more of our facilities, and lay off some of our employees. Closures or lay-offs could result in recording of restructuring charges such as severance, other exit costs, and asset impairments.

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

Historically, we have derived a significant portion of our consolidated net sales from a limited number of customers. Our five largest OEM customers, which vary from period to period, comprised 36% of our consolidated net sales during the second quarter of fiscal 2009. Net sales to one customer represented 10% of consolidated net sales during the second quarter of fiscal 2009. We expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our consolidated net sales and have a material adverse effect on our results of operations and financial condition. Further, as part of our plan to improve the profitability of our North American operations we aim to reduce our reliance on certain customers and certain products that have historically generated significant revenues for Merix. We anticipate retaining a meaningful portion of this business, but there can be no assurance we will be successful. An unplanned loss of a large portion of this revenue could adversely affect our financial results.

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

In total, five entities represented approximately 45% of the consolidated net trade accounts receivable balance at November 29, 2008, individually ranging from approximately 5% to approximately 17%. Our OEM customers direct our sales to a relatively limited number of electronic manufacturing service providers. Our contractual relationship is typically with the electronic manufacturing service providers, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to electronic manufacturing service providers, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our financial condition and results of operations would be adversely affected.

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

Sales to EMS providers represented approximately 46% of our net sales in the second quarter of fiscal 2009. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth and concentration of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs within their own businesses. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs to these EMS providers, our business, results of operations and financial condition may be harmed.

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

A significant portion of Merix Asia’s products are sold to customers in the automotive industry. In the second quarter of fiscal 2009, net sales to the automotive market accounted for approximately 23% of our consolidated net sales. As a result, Merix Asia’s results of operations may be materially and adversely affected by market conditions in the automotive industry. Automotive production and sales are cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Any significant economic decline that results in a reduction in automotive production and sales by Merix Asia’s customers could have a material adverse effect on Merix’ business, results of operations and financial condition.

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

Any one, or a combination, of these risks may materially adversely affect our business operations, our results of operations and/or our financial position.

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

A significant portion of our costs is denominated in foreign currencies, primarily the Chinese renminbi. Substantially all of our consolidated net sales are denominated in U.S. dollars. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our cost of sales and operating margins and could result in exchange losses. The exchange rate of the Chinese renminbi to the U.S. dollar is closely monitored by the Chinese government. Recent increases in the value of the renminbi relative to the U.S. dollar have caused the costs of our Chinese operations to increase relative to related dollar-denominated sales. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. We may enter into exchange rate hedging programs from time to time in an effort to mitigate the impact of exchange rate fluctuations. However, hedging transactions may not be effective and may result in foreign exchange hedging losses.

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

In fiscal 2009, we substantially completed efforts to significantly expand the Huiyang, China-based facility and any other future capacity expansion with respect to our facilities will expose us to significant start-up risks including:

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

In the winter months of fiscal 2008, certain areas of Southern China faced electrical power constraints which resulted from extreme winter weather in the area. In order to deal with the power constraints, the Southern China Province Government initiated a power rationing plan. This rationing program affected our Huizhou and Huiyang facilities. In order to minimize the effect on our operations, we realigned our routine equipment maintenance program to coincide with the power rationing schedule. The power rationing program was terminated in May 2008. In the future, we may experience issues obtaining power or other key services due to infrastructure weaknesses in China that may impair our ability to compete effectively as well as adversely affect revenues and production costs.

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

Merix has a bank credit agreement covenant that limits the incremental investment into Merix Asia to $40 million and provides that our investments cannot be made if a default exists under the credit agreement or the Excess Availability (defined in the credit agreement as a function of outstanding borrowings and available cash) is less than $20 million. As of November 29, 2008, we had advanced Merix Asia approximately $5.5 million against the incremental investment limit. The advance to Merix Asia was reduced significantly by an intercompany sale of accounts receivable from the Asia subsidiary to the U.S. parent company during the second quarter of fiscal 2009. If our Asian operations at any time require an amount of cash greater than our available capital resources, or than is permitted to be advanced under applicable credit agreements, there is risk that we will not be able to fund our Asian operations or achieve our growth plans in Asia.

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

We face a risk that capital needed for our business and to repay our debt obligations will not be available when we need it or may not be available to us on favorable terms, if at all. Additionally, our leverage and our debt service obligations may adversely affect our cash flow, results of operations and financial position.

Recent turmoil in global financial markets has limited access to capital for many companies. We are not currently experiencing any limitation of access to our revolving line of credit and management is not aware of any issues currently impacting our lender’s ability to honor its commitment to extend credit. However, if we were unable to borrow on our revolving line of credit in the future due to the global credit crisis, our business and results of operations could be adversely affected. Furthermore, additional capital may not be available to us on favorable terms or at all. To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, current shareholders may experience dilution of their proportionate ownership.

As of November 29, 2008, we had total indebtedness of approximately $77 million, which represented approximately 42% of our total capitalization. We also have $42.9 million unused availability under a secured bank revolving line of credit that would increase our leverage if utilized.

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

Additionally, we are exposed to interest rate risk relating to our revolving credit facility which bears interest based, at our election, on either the prime rate or LIBOR plus an additional margin based on our use of the credit facility. At November 29, 2008, there was $8.0 million outstanding under the revolving line of credit, of which $1.0 million was borrowed during November by our Asia subsidiary and is not reflected in the consolidated balance sheet due to the one-month reporting lag. When we utilize our revolving credit facility to meet our capital requirements, we are subject to market interest rate risk that could increase our interest expense beyond expected levels and decrease our profitability.

Our capacity build-out and technological changes will require significant capital investment and could adversely affect our liquidity.

We have substantially completed a major expansion at our Huiyang, China based facility and are improving our technological capabilities through the addition of new capital in both our North American and China based facilities. This expansion, and other capital requirements, requires approximately $18 million of capital expenditures in fiscal 2009, of which $14.8 million was spent in the first six months of fiscal 2009. We anticipate funding this expansion from operations, existing cash and cash equivalents and bank credit facilities. In response to the economic downturn and the resulting reduction in demand for our products, discretionary capital expenditures have been substantially curtailed for the remainder of fiscal 2009. Significant reductions in on-going capital investments could impair our ability to successfully restructure our business and compete effectively. Further, our bank credit facilities provide credit based upon a number of covenants, with which we are currently in compliance. However, business conditions or our execution on a number of critical initiatives to support the capacity and technology expansion efforts could impair our ability to access these facilities.

Restructuring efforts have required both restructuring and impairment charges and we may be required to record asset impairment charges in the future, which would adversely affect our results of operations and financial condition.

We have recorded impairment charges against certain assets in fiscal 2009, fiscal 2008 and fiscal 2007. As our strategy evolves and due to the cyclicality of our business, rapid technological change and the migration of business to Asia, we might conclude in the future that some of our manufacturing facilities are surplus to our needs or will not generate sufficient future cash flows to cover the net book value and, thus, we may be required to record an impairment charge. Such an impairment charge would adversely affect our results of operations and financial condition.

Due to the substantial variance between our market capitalization based on the current trading price range for our common stock and the net asset value reflected in our consolidated balance sheet, as well as other factors regarding our results of operations and the current economic environment, management has undertaken assessments of potential impairment of the company’s long-lived assets in the first and second quarters of fiscal 2009. It was determined that no impairment existed as of November 29, 2008. However, it is possible that further impairment charges may be recorded in the future, which would adversely affect our results of operations and financial condition.

As of November 29, 2008, our consolidated balance sheet reflected $39.7 million of goodwill and intangible assets. We periodically evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and intangible assets, which could adversely affect our results during the periods in which such a reduction is recognized. Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, adversely affect our earnings.

As we continue our work to implement a global enterprise resource planning (ERP) system, unexpected problems and delays could occur and could cause disruption to the management of our business and significantly increase costs.

During fiscal 2008, we completed the implementation for our world-wide ERP system at our North American operations. The new ERP system is integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. Our work to plan, develop and implement this new ERP system continues as an active project, as we implemented the ERP system at our Asian operations in August 2008 and we are evaluating the success of that implementation as we use the system to report the results of operations for our Asia subsidiary in the second quarter of fiscal 2009. These systems are new to us and we have not had extensive experience with them. Implementation of the new ERP system has required us to change certain internal business practices and training may be inadequate. We may encounter unexpected difficulties, delays, internal control issues, costs, unanticipated adverse effects or other challenges, any of which may disrupt our business. Corrections and improvements may be required as we continue to refine the implementation of our new system, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. Any disruption in the transition to our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, compete effectively and report financial and management information on a timely and accurate basis. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and impact our ability to manage our business and our results of operations.

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

We have previously identified a material weakness in controls over financial reporting for our Merix Asia operations and have determined that this material weakness still exists at November 29, 2008. At the time of the acquisition in September 2005, Merix Asia had weak internal controls over financial reporting and needed to develop processes to strengthen its accounting systems and control environment management. We have devoted significant time and resources to improving the internal controls over financial reporting since the acquisition; however, as of November 29, 2008, we have determined that we did not maintain sufficient controls to adequately monitor the accounting and financial reporting related to our Merix Asia operations. See Item 4. “Controls and procedures.”

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

The closing trading price of our common stock has fluctuated from a low of less than $0.25 per share to a high of more than $70.00 per share over the past 14 years.

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

We expect volatility to continue in the future. The stock market in general has recently experienced extreme price and volume fluctuations that have affected the PCB industry and that may be unrelated to the operating performance of the companies within these industries. These broad market fluctuations may adversely affect the market price of our common stock and limit our ability to raise capital or finance transactions using equity instruments.

A large number of our outstanding shares and shares to be issued upon exercise of our outstanding options may be sold into the market in the future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

We may, in the future, sell additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to raise capital. We may also issue additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to finance future acquisitions. Further, a substantial number of shares of our common stock are reserved for issuance pursuant to stock options and our employee stock purchase plan. Due to the significant reduction in the price of our common stock, the entire remaining pool of approximately 603,000 shares reserved for issuance under our employee stock option plan will be issued in January 2009 and the plan will be suspended, As of November 29, 2008, we had approximately 3.3 million outstanding options, each to purchase one share of our common stock, issued to employees, officers and directors under our equity incentive plans. The options have exercise prices ranging from $1.62 per share to $67.06 per share. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options was exercised and the stock issued was immediately sold into the public market. Further, the exercise of these options could have a dilutive impact on other shareholders by decreasing their ownership percentage of our outstanding common stock. If we attempt to raise additional capital through the issuance of equity or convertible debt securities, the terms upon which we will be able to obtain additional equity capital, if at all, may be negatively affected since the holders of outstanding options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such options.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the second quarter of fiscal 2009:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
September 1, 2008 to October 4, 2008	78	$1.31	—	—
October 5, 2008 to November 1, 2008	—	—	—	—
November 2, 2008 to November 29, 2008	313	0.52	—	—

Total	391	$0.69	—	—

Purchases during the first quarter of fiscal 2009 represented shares purchased by the Company from employees from which the proceeds are remitted to pay the employees’ withholding taxes due at the time the employees’ restricted stock awards vest under our equity-based compensation plans.

Item 4.	Submission of Matters to a Vote of Security Holders

The following action was taken at our annual meeting of shareholders, which was held on October 8, 2008:

The shareholders elected the eight nominees for director to our Board of Directors. The eight directors elected, along with the voting results were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Michael D. Burger	8,991,842	7,692,876
Kirby A. Dyess	8,999,008	7,685,710
Donald D. Jobe	8,966,945	7,717,773
George H. Kerckhove	8,969,641	7,715,077
Dr. William W. Lattin	8,965,332	7,719,386
William C. McCormick	8,995,177	7,689,541
Robert C. Strandberg	8,995,256	7,689,462
Francis Yuen	16,167,630	517,088

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIX CORPORATION

Dated: January 8, 2009	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ KELLY E. LANG
Kelly E. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ ALLEN L. MUHICH
Allen L. Muhich
Vice President – Finance and Corporate Controller
(Principal Accounting Officer)