Form 10-Q
period 2009-02-28
MERIX CORP
filed 2009-04-09
CIK 921365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 1-33752

MERIX CORPORATION
(Exact name of registrant as specified in its charter)

Oregon	93-1135197
(State or other jurisdiction of incorporationor organization)	(I.R.S. Employer Identification No.)

15725 SW Greystone Court, Suite 200, Beaverton, Oregon	97006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 503-716-3700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐   Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The number of shares of common stock outstanding as of April 6, 2009 was 21,840,126 shares.

MERIX CORPORATION
INDEX TO FORM 10-Q

Index

MERIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	February 28,	May 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$19,084	$5,728
Accounts receivable, net of allowances for doubtful accounts of $2,140 and $2,252	45,699	73,153
Inventories, net	16,213	23,631
Assets held for sale	4	1,477
Deferred income taxes	75	75
Prepaid and other current assets	4,684	12,961
Total current assets	85,759	117,025

Property, plant and equipment, net of accumulated depreciation of $132,872 and $121,253	101,015	103,012
Goodwill	11,392	31,794
Definite-lived intangible assets, net of accumulated amortization of $9,856 and $8,342	7,352	8,866
Deferred income taxes, net	773	885
Assets held for sale	1,146	-
Other assets	4,732	5,859
Total assets	$212,169	$267,441

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$37,262	$59,789
Accrued liabilities	14,712	15,783
Total current liabilities	51,974	75,572

Long-term debt	78,000	70,000
Other long-term liabilities	3,751	3,522
Total liabilities	133,725	149,094

Minority interest	3,849	4,573
Commitments and Contingencies (Note 15)

Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; none issued	-	-
Common stock, no par value; 50,000 shares authorized; 21,547 and 21,073 issued and outstanding	216,822	215,085
Accumulated deficit	(142,259)	(101,358)
Accumulated other comprehensive income	32	47
Total shareholders' equity	74,595	113,774
Total liabilities and shareholders' equity	$212,169	$267,441

See accompanying Notes to Consolidated Financial Statements.

Index

MERIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Nine months ended

	February 28,	March 1,	February 28,	March 1,
	2009	2008	2009	2008

Net sales	$60,721	$94,275	$228,248	$291,083
Cost of sales	59,845	86,351	211,063	262,593
Gross profit	876	7,924	17,185	28,490

Operating expenses:
Engineering	500	337	1,760	1,287
Selling, general and administration	8,395	9,930	26,086	32,161
Amortization of intangible assets	472	527	1,512	1,785
Severance, asset impairment and restructuring charges (Note 17)	22,342	14,640	22,904	15,861
Total operating expenses	31,709	25,434	52,262	51,094

Operating income (loss)	(30,833)	(17,510)	(35,077)	(22,604)

Other income (expense):
Interest income	27	155	123	724
Interest expense	(1,060)	(916)	(2,920)	(3,088)
Gain on settlement of debt	-	5,094	-	5,094
Other income (expense), net	(17)	(419)	(471)	(986)
Total other expense, net	(1,050)	3,914	(3,268)	1,744

Loss before income taxes and minority interests	(31,883)	(13,596)	(38,345)	(20,860)
Provision for (benefit from) income taxes	628	(511)	2,049	445
Loss before minority interests	(32,511)	(13,085)	(40,394)	(21,305)
Minority interest in net income of consolidated subsidiaries	155	269	507	707
Net loss	$(32,666)	$(13,354)	$(40,901)	$(22,012)

Basic and diluted loss per share	$(1.54)	$(0.63)	$(1.95)	$(1.05)

Weighted average number of shares - basic and diluted	21,170	21,079	20,957	21,002

See accompanying Notes to Consolidated Financial Statements.

Index

MERIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	February 28,	March 1,
CASH FLOWS FROM OPERATING ACTIVITIES	2009	2008
Net loss	$(40,901)	$(22,012)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	16,822	16,231
Contribution of common stock to defined contribution plan	-	873
Share-based compensation expense	1,309	1,877
Minority interest in net income of consolidated subsidiaries	507	707
(Gain) loss on disposition of assets	(648)	(28)
Asset impairment charges	21,202	12,722
Gain on settlement of debt	-	(5,094)
Deferred income taxes	11	(1,005)
Changes in operating accounts:
(Increase) decrease in accounts receivable, net	27,454	(2,047)
(Increase) decrease in inventories, net	7,418	(2,091)
(Increase) decrease in other assets	8,484	(5,227)
Increase (decrease) in accounts payable	(17,675)	9,706
Increase (decrease) in other accrued liabilities	(1,743)	2,449
Increase (decrease) in amounts due to affiliate, net	1,106	1,214
Net cash provided by operating activities	23,346	8,275

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18,132)	(19,749)
Proceeds from disposal of property, plant and equipment	961	23
Purchases of investments	-	(12,775)
Proceeds from sales and maturity of securities	-	21,800
Net cash used in investing activities	(17,171)	(10,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on revolving line of credit	40,000	-
Principal payments on revolving line of credit	(32,000)	-
Principal payments on notes payable	-	(2,500)
Payments on capital lease obligations	-	(438)
Proceeds from exercise of stock options and stock plan transactions	447	1
Reacquisition of common stock	(17)	(86)
Distribution to minority shareholder	(1,230)	(1,144)
Other financing activities	(19)	(157)
Net cash provided by (used in) financing activities	7,181	(4,324)

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,356	(6,750)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,728	17,175

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,084	$10,425

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net	$2,107	$1,057
Cash paid for interest	1,119	2,176

See accompanying Notes to Consolidated Financial Statements.

Index

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the Annual Report on Form 10-K prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim consolidated financial statements are unaudited; however, they reflect all normal recurring adjustments and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year consists of a 52 or 53 week period that ends on the last Saturday in May. Fiscal 2009 is a 52-week fiscal year ending on May 30, 2009.  The first quarter of fiscal 2008 ended September 1, 2008 and included 14 weeks, whereas the first quarter of fiscal 2009 ended August 30, 2009 and included 13 weeks.  Accordingly, the year-to-date period ended February 28, 2009 included 39 weeks and the year-to-date period ended March 1, 2008 included 40 weeks.

NOTE 3.  BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned and majority-owned subsidiaries. Except for activity related to Merix Asia, for which certain intercompany amounts cannot be eliminated as discussed below, all intercompany accounts, transactions and profits have been eliminated in consolidation.

The functional currency for all subsidiaries is the U.S. dollar.  There were no material foreign exchange gains or losses for the fiscal quarter ended February 28, 2009.  Foreign exchange losses for the fiscal quarter ended March 1, 2008 totaled $0.4 million and are included in net other expense in the consolidated statements of operations.  Foreign exchange losses for the fiscal year-to-date periods ended February 28, 2009 and March 1, 2008 totaled $0.4 million and $1.0 million, respectively.

Prior to the implementation of the Company’s new enterprise resource planning (ERP) system completed in August 2008, Merix Asia’s financial reporting systems were predominantly manual in nature.  Accordingly, significant time has been required to process and review the transactions in order to assure the financial information is properly stated.  Additionally, Merix Asia performs a complex financial consolidation of its subsidiaries prior to the Company’s final consolidation.  The time required to complete Merix Asia’s consolidation, record intercompany transactions and properly report any adjustments, intervening and/or subsequent events has required the use of a one-month lag in consolidating the financial statements for Merix Asia with Merix Corporation.  The new ERP system allows for the streamlining of business processes and may eventually eliminate the need for the one-month reporting lag for Merix Asia.  Inter-company transactions which occurred during these periods have been eliminated in consolidation. Inter-company balances resulting from transactions with Merix Asia during the one-month lag period have been netted and presented as a current liability on the consolidated balance sheet. The net intercompany payable totaled $0.9 million as of February 28, 2009.  The net intercompany receivable at May 31, 2008, which was included as a component of other current assets, totaled $0.2 million.

Index

NOTE 4.  RECLASSIFICATIONS

Certain immaterial reclassifications were made to the prior period financial statements to conform to the current period presentation, including a reclassification of certain engineering costs, which are directly related to the production of goods for sale which are included in cost of sales in the consolidated statements of operations.  These costs were previously included as a component of operating expenses.  The impact of the reclassification on inventory balances is not material.  The results of operations for the third quarter of fiscal 2008 and the nine-month fiscal period ended March 1, 2008 has been revised as shown below:

	Fiscal Quarter Ended		Nine Months Ended
	March 1,	March 1,	March 1,	March 1,
	2008	2008	2008	2008
	(as reported)	(as revised)	(as reported)	(as revised)
Net Sales	$94,275	$94,275	$291,083	$291,083
Cost of Sales	84,594	86,351	257,200	262,593
Gross Profit	9,681	7,924	33,883	28,490
Gross margin	10.3%	8.4%	11.6%	9.8%
Engineering expense	2,094	337	6,680	1,287
Other operating expenses	25,097	25,097	49,782	49,807
Loss from operations	(17,510)	(17,510)	(22,579)	(22,604)
Other income (expense), net	3,914	3,914	1,719	1,744
Minority interest and provision (benefit) for income taxes	(242)	(242)	1,152	1,152
Net loss	$(13,354)	$(13,354)	$(22,012)	$(22,012)

In the second quarter of fiscal 2009, the Company evaluated the intercompany transactions with its Asia subsidiary which, due to the one month reporting lag described in Note 3, result in an intercompany balance being presented on the consolidated balance sheets.  Based on the nature of the intercompany transactions , it was determined that the activity should be included in cash flows from operations on the Company’s consolidated statement of cash flows.  This amount has been reclassified from cash flows from financing activities in the presentation of cash flows for the nine-month period ended March 1, 2009.

NOTE 5.  INVENTORIES

Inventories are valued at the lower of cost or market value and include materials, labor and manufacturing overhead. Inventories are valued at (i) the actual cost to purchase or manufacture the inventory including material, labor and manufacturing overhead (on a first-in, first-out basis) or (ii) the current estimated market value of the inventory.  A standard cost system is used to estimate the actual costs of inventory.  Standard costs are regularly compared to actual costs and the estimated market value of the inventory.

The Company includes a provision for inventories to cover excess inventories to their estimated net realizable values, as necessary. A change in customer demand for inventory is the primary indicator for changes in inventory carrying values. The Company records provisions for excess inventories based on historical experiences with customers, the ability to utilize inventory in other programs, the ability to redistribute inventory back to the suppliers, the age of the inventory and current and forecasted demand for the inventory. The increase to inventory valuation reserves was $0.6 million and $0.7 million, respectively for the third quarters of fiscal 2009 and 2008, and $0.4 million and $0.4 million, respectively during the fiscal year-to-date periods ended February 28, 2009 and March 1, 2008.  As of February 28, 2009 and May 31, 2008, inventory reserves totaled $4.1 million and $3.7 million, respectively.

Index

The Company maintains inventories on a consignment basis in the United States and in Asia. Consignment inventory is recorded as inventory until the product is pulled from the consignment locations by the customer and all risks and rewards of ownership of the consignment inventory have been transferred to the customer.

Inventories, net of related reserves, consisted of the following (in thousands):

	February 28,	May 31,
	2009	2008
Raw materials	$3,075	$4,876
Work-in-process	4,970	7,542
Finished goods	3,719	3,901
Consignment finished goods	4,449	7,312
Total inventories	$16,213	$23,631

NOTE 6.  PREPAID AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at February 28, 2009 and May 31, 2008 (in thousands):

	February 28,	May 31,
	2009	2008
Prepaid expenses	$1,089	$1,778
Income taxes receivable	435	318
Value-added tax receivable	1,371	7,176
Intercompany receivable (Note 3)	-	227
Other assets	1,789	3,462
	$4,684	$12,961

NOTE 7.  DEFINITE-LIVED INTANGIBLE ASSETS

At February 28, 2009 and May 31, 2008, the Company’s definite-lived intangible assets included customer relationships and a manufacturing sales representative network. The gross amount of the Company’s definite-lived intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization	February 28,	May 31,
	Period	2009	2008
Customer relationships	6.5-10 years	$17,168	$17,168
Manufacturing sales representatives network	5.5 years	40	40
		17,208	17,208
Accumulated amortization		(9,856)	(8,342)
		$7,352	$8,866

Amortization expense was as follows (in thousands):

	Nine Months Ended
	February 28, 2009	March 1, 2008
Customer relationships	$1,509	$1,779
Manufacturing sales representatives network	5	6
	$1,514	$1,785

Amortization expense is scheduled as follows (in thousands):

Remainder of fiscal 2009	$468
2010	1,765
2011	1,553
2012	1,120
2013	727
Thereafter	1,719
$7,352

Index

NOTE 8.  ASSETS HELD FOR SALE

Assets held for sale included the following (in thousands):

	February 28,	May 31,
	2009	2008
Two parcels of land	$1,146	$1,146
Excess equipment	4	331
	1,150	1,477
Assets held for sale included in current assets	(4)	(1,477)
Assets held for sale included in non-current assets	$1,146	$-

In accordance with SFAS No. 144, these assets are recorded at the lower of their carrying amount or fair value, less costs to sell and the excess equipment is no longer being depreciated.

During the second quarter of fiscal 2009, the Company determined that land included in assets held for sale should be presented in non-current assets as a result of deteriorating general economic conditions.  At May 31, 2008, these assets were classified as current assets.

During fiscal 2008, the Company ceased manufacturing operations at its Hong Kong facility.  The net book values of the building and related land use rights were reduced to $0 by an impairment charge recorded in fiscal 2007.  These assets are classified as assets held for sale at February 28, 2009 and May 31, 2008.

In the first quarter of fiscal 2009, the Company sold assets previously used in the Hong Kong facility valued at $0.3 million at May 31, 2008 and recorded a gain on sale of $0.6 million.  In the second quarter of fiscal 2009, the Company implemented a plan to dispose of certain surplus plant assets to streamline the utilization of equipment in its Merix Oregon factory and recorded $0.7 million in impairment charges on the assets to be disposed.  The sale of the assets was finalized in the third quarter of fiscal 2009.

NOTE 9.  OTHER ASSETS

Other assets consisted of the following at February 28, 2009 and May 31, 2008 (in thousands):

	February 28,	May 31,
	2009	2008
Leasehold land use rights, net	$1,206	$1,227
Deferred financing costs, net	3,218	3,842
Other assets	308	790
	$4,732	$5,859

NOTE 10.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following at February 28, 2009 and May 31, 2008 (in thousands):

	February 28,	May 31,
	2009	2008
Accrued compensation	$6,753	$7,177
Accrued warranty (Note 11)	1,050	2,147
Income taxes payable	656	316
Intercompany payable (Note 3)	879	-
Asset retirement obligation – current portion	-	873
Other liabilities	5,374	5,270
	$14,712	$15,783

During the first quarter of fiscal 2009, the Company incurred $0.8 million in costs related to the restoration of leased Wood Village facilities which were charged to the asset retirement obligation.

Index

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

Warranty activity was as follows (in thousands):

	Fiscal Quarter Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Balance, beginning of period	$2,070	$1,862	$2,147	$2,129
Provision for warranty charges	348	1,201	1,858	3,173
Change in estimate for existing warranties	(742)	-	(742)	-
Warranty charges incurred	(626)	(377)	(2,213)	(2,616)
Balance, end of period	$1,050	$2,686	$1,050	$2,686

Prior to its acquisition in September 2005 and in selected circumstances subsequent to acquisition, Merix Asia granted longer warranty periods to certain customers of up to three years. During the third quarter of fiscal 2009, the Company reduced its accrual for warranty charges by approximately $0.7 million to reflect the change from a three-year warranty period to a twelve-month warranty period on products currently sold by its Asia segment and the impact of improved quality on claim rates for its Asia factories.

NOTE 12.  COMPREHENSIVE INCOME (LOSS), EARNINGS PER SHARE AND SHARE ACTIVITY

Comprehensive income (loss) includes the change in our cumulative translation adjustment. The following table sets forth the calculation of comprehensive income (loss) for the periods indicated (in thousands):

	Fiscal Quarter Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Net income (loss)	$(32,666)	$(13,354)	$(40,901)	$(22,012)
Change in cumulative translation adjustment	1	(13)	(15)	39
Change in unfunded liability related to long-service payment plan	-	-	-	(115)
Total comprehensive income (loss)	$(32,665)	$(13,367)	$(40,916)	$(22,088)

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, Earnings per Share.  The following potentially dilutive shares were excluded from the calculation of diluted EPS because their effect would have been antidilutive:

	Fiscal Quarter Ended		Nine Months Ended
Potential common shares excluded from diluted EPS since their effect would be antidilutive:	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Stock options	3,304	3,113	3,308	3,003
Restricted stock awards	293	-	293	-
Convertible notes	4,608	4,608	4,608	4,608

During the first and third quarters of fiscal 2009, approximately 147,000 and 603,000 shares, respectively, were issued related to share-based compensation transactions, primarily due to the semi-annual share purchase under the employee stock purchase plan.

Index

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

Net sales by segment were as follows (in thousands):

	Fiscal Quarter Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Merix Oregon	$22,964	$41,151	$89,638	$133,057
Merix San Jose	5,834	7,485	20,237	24,650
Merix Asia	31,914	45,639	118,373	133,376
	$60,721	$94,275	$228,248	$291,083

Gross profit by segment was as follows (in thousands):

	Fiscal Quarter Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Merix Oregon	$(2,356)	$2,200	$2,261	$12,534
Merix San Jose	(30)	1,206	2,001	4,056
Merix Asia	3,262	4,518	12,923	11,900
	$876	$7,924	$17,185	$28,490

Beginning in fiscal 2009, the Company recorded an allocation of certain costs attributable to costs of sales in all segments that were previously charged to the Merix Oregon segment and included certain engineering costs in costs of sales that were previously presented as a component of operating expenses. Gross profit by segment for the third quarter of fiscal 2008 and nine months ended March 1, 2008 has been revised to present comparable results.  The impact of these revisions on gross margin by segment is presented in the tables below for the fiscal quarter and nine-month period ended March 1, 2008:

Fiscal Quarter Ended:	March 1, 2008 (as reported)	Effect of Engineering Cost Reclassification	Effect of Global Cost Allocation	March 1, 2008 (as revised)
Merix Oregon	6.8%	(2.6)%	1.2%	5.3%
Merix San Jose	20.4%	(3.0)%	(1.3)%	16.1%
Merix Asia	11.8%	(1.1)%	(0.8)%	9.9%
Overall	10.3%	(1.9)%	-	8.4%

Nine Months Ended:	March 1, 2008 (as reported)	Effect of Engineering Cost Reclassification	Effect of Global Cost Allocation	March 1, 2008 (as revised)
Merix Oregon	10.7%	(2.4)%	1.1%	9.4%
Merix San Jose	20.7%	(2.9)%	(1.3)%	16.5%
Merix Asia	10.9%	(1.1)%	(0.9)%	8.9%
Overall	11.6%	(1.8)%	-	9.8%

Index

Total assets by segment were as follows (in thousands):

	February 28, 2009	May 31, 2008
Merix Oregon	$113,308	$125,158
Merix San Jose	24,699	27,917
Merix Asia	74,162	114,366
	$212,169	$267,441

NOTE 14.  SIGNIFICANT CUSTOMERS

The following table presents the percentage of net sales, by segment, for significant customers comprising greater than 10% of total net sales:

	Cisco		Motorola
	Fiscal Quarter Ended		Fiscal Quarter Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Merix Oregon	18%	21%	15%	15%
Merix San Jose	3%	2%	* (1)	* (1)
Merix Asia	* (1)	* (1)	13%	9%
Consolidated	7%	9%	12%	11%
(1) Less than 1%

	Cisco			Motorola
	Nine Months Ended			Nine Months Ended
	February 28, 2009	March 1, 2008		February 28, 2009	March 1, 2008
Merix Oregon	20%	23%		16%	13%
Merix San Jose	3%	*	(1)	* (1)	* (1)
Merix Asia	* (1)	*	(1)	12%	7%
Consolidated	8%	11%		13%	9%
(1) Less than 1%

At February 28, 2009, five entities represented approximately 49% of the Company’s net accounts receivable balance, individually ranging from approximately 5% to approximately 22%. The Company has not experienced significant losses related to its accounts receivable in the past.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Litigation
The Company is, from time to time, made subject to various legal claims, actions and complaints in the ordinary course of its business. Except as disclosed below, management believes that the outcome of litigation should not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Securities Class Action
Four purported class action complaints were filed against the Company and certain of its executive officers and directors in the first quarter of fiscal 2005. The complaints were consolidated in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. After the court granted the Company’s motion to dismiss without prejudice, the plaintiffs filed a second amended complaint. That complaint alleged that the defendants violated the federal securities laws by making certain inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering of approximately $103.4 million of the Company’s common stock. In September 2006, the Court dismissed that complaint with prejudice. The plaintiffs appealed to the Ninth Circuit Court of Appeals. In April 2008, the Ninth Circuit reversed the dismissal of the second amended complaint. The Company sought rehearing which was denied and rehearing en banc was also denied. The Company obtained a stay of the mandate from the Ninth Circuit and filed a certiorari petition with the United States Supreme Court on September 22, 2008.  On December 15, 2008, the Supreme Court denied the certiorari petition. The case has been remanded back to the U.S. District Court for the District of Oregon. The plaintiffs seek unspecified damages. A potential loss or range of loss that could arise from these cases is not estimable or probable at this time.

Index

Breach of Contract
In June 2008, a complaint was filed against Merix Caymans Trading Company Ltd. by Clark Sales, LLC, Case No. 2:08-CV-12551-MOR-VMM, in the United States District Court, Eastern District of Michigan.  The complaint alleges breach of contract in relation to payment of post-termination commissions.  The plaintiffs sought damages in excess of $4 million.  The parties reached a settlement agreement on November 24, 2008 and the Company recorded an accrual of $0.4 million in the second quarter of fiscal 2009.  The  terms of the settlement amount included a lump sum payment of $0.4 million paid in December 2008, and monthly payments thereafter based on net sales of certain products through August 15, 2009, paid in accordance with the Company’s existing commission structure for outside sales representatives.

Commitments
As of February 28, 2009, the Company had capital commitments of approximately $0.4 million, primarily relating to the purchase of machinery and equipment.

NOTE 16.  RELATED PARTY TRANSACTIONS

The Company paid the following amounts to Huizhou Desay Holdings Co. Ltd. and its wholly-owned subsidiary, a minority shareholder of two Merix Asia manufacturing facilities, during the periods indicated (in thousands):

	Fiscal Quarter Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Consulting fees	$53	$48	$158	$145
Operating lease rental fees	82	74	245	224
Management fees	34	18	109	55
Capitalized construction costs for factory expansion	-	651	326	1,406
Other fees	68	92	235	322
	$237	$883	$1,073	$2,152

NOTE 17.  SEVERANCE, ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

Total severance, asset impairment and restructuring charges were as follows (in thousands):

	Fiscal Quarter Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Hong Kong closure severance charges	$7	$180	$60	$1,289
Other severance charges – Merix Asia	151	85	219	85
Gain on sale of Merix Asia equipment	-	-	(567)	-
Goodwill impairment – Merix Asia	20,500	-	20,500	-
Asset impairment – Merix Asia	-	92	-	187
Severance charges – Merix Oregon	1,413	1,117	1,719	1,117
Asset impairment – Merix Oregon	-	12,767	702	12,767
Lease termination charges – Merix Oregon	222	-	222	-
Executive severance	-	365	-	365
Other restructuring charges	49	34	49	51
	$22,342	$14,640	$22,904	$15,861

Due to a number of factors including: 1) the substantial variance between the Company’s market capitalization based on the current trading price range for its common stock and the net asset value reflected in its consolidated balance sheet, 2) continuing operating losses sustained in the first three quarters of fiscal 2009 and 3) the deterioration of general economic environment, management has undertaken quarterly assessments of potential impairment of the Company’s long-lived assets in the throughout fiscal 2009.  Management’s analyses included assessments of current fair value based on an update of forecasted future cash flows used in our annual impairment test at the end of fiscal 2008.  As a result of the deepening economic downturn and resulting reduction in demand for the Company’s products and net sales in the third quarter of fiscal 2009, management has reduced its forecast of net sales and future cash flows and believe that the recovery will occur later than initially anticipated.  As a result, an impairment charge of $20.5 million has been recorded in the third quarter of fiscal 2009 to reduce the value of goodwill recorded in the acquisition of the Asia subsidiary to $0.  The Company has also performed an assessment of potential impairment of other long-lived assets and has determined that no additional impairment charges are necessary as of February 28, 2009.

Index

Due primarily to the deteriorating macroeconomic conditions, the Company has taken cost reduction actions to mitigate declines in the Company’s net sales.  Most of the larger cost reductions were related to three major reductions-in-force that occurred in September 2008, December 2008 and January 2009.  These headcount reductions resulted in severance and related charges paid totaling approximately $1.6 million in the third quarter of fiscal 2009 and $2.0 million for the nine months ended February 28, 2009.  The Company has also significantly reduced its labor costs due to attrition within its labor force, particularly in the People’s Republic of China (PRC).  As of the end of February 2009, the Company has reduced its labor force by approximately 25% compared to July 2008.

In the second quarter of fiscal 2009, the Company implemented a plan to dispose of certain surplus plant assets to streamline the utilization of equipment in its Merix Oregon factory and recorded $0.7 million in impairment charges on the assets to be disposed.  The sale of the assets was finalized in the third quarter of fiscal 2009.

In the third quarter of fiscal 2008, the Company approved a plan to close its manufacturing facility located in Wood Village, Oregon, and relocated production to its Forest Grove facility.  This restructuring action was completed in the fourth quarter of fiscal 2008.  The Company recorded severance and impairment charges in the third quarter of fiscal 2008 totaling $13.9 million, comprising approximately $12.8 million in asset impairments and adjustments to the asset retirement obligation accrual for the Wood Village lease and $1.1 million in severance and related charges.  In the third quarter of fiscal 2009, the Company recorded $0.2 million in additional lease termination costs related to the closure of the Wood Village factory due to a revised agreement with the sub lessee regarding the amount to be charged for property taxes during the term of the sublease.

In the third quarter of fiscal 2008, the Company terminated its Executive Vice President of Global Operations.  In accordance with the executive employment agreement related to this termination, the Company recorded $0.4 million of severance and related costs.

In the first quarter of fiscal 2008, the Company committed to phasing out operations at its Hong Kong facility, closing the facility and relocating production to other manufacturing facilities.  Closure of the facility was substantially complete in the fourth quarter of fiscal 2008.  This closure was a part of the Company’s actions to consolidate its Asian operations at its lower-cost facilities in China and expand the facilities at its Huiyang plant.  The Company recorded $0.2 million, in severance and related costs in the third quarter of fiscal 2008 in connection with the closure of the Hong Kong facility.  The Company recorded approximately $0.1 and $1.3 million, respectively, in Hong Kong facility severance and other restructuring costs in the first nine months of fiscal 2009 and fiscal 2008.  In the first quarter of fiscal 2009, the Company recorded a gain of $0.6 million related to the sale of equipment previously used at the Hong Kong facility.

A roll-forward of the Company’s severance accrual for the Hong Kong plant closure for the first three quarters of fiscal 2009 was as follows (in thousands):

	Beginning Balance	Charged to Expense	Expenditures	Ending Balance
First quarter	$134	$40	$(132)	$42
Second quarter	42	13	(10)	45
Third quarter	45	7	(52)	-

Index

NOTE 18.  NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS Nos. 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders.  Both statements are effective for annual reporting periods beginning on or after December 15, 2008 and earlier adoption is prohibited.  SFAS No. 141(R) will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS Nos. 141(R) and 160 is not expected to have a significant impact on the Company’s current financial position and results of operations.

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

Index

Markets and Customers

The following table presents the percentage of net sales, by segment, for significant customers comprising greater than 10% of total net sales:

	Cisco		Motorola
	Fiscal Quarter Ended		Fiscal Quarter Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Merix Oregon	18%	21%	15%	15%
Merix San Jose	3%	2%	* (1)	* (1)
Merix Asia	* (1)	* (1)	13%	9%
Consolidated	7%	9%	12%	11%
(1) Less than 1%

	Cisco			Motorola
	Nine Months Ended			Nine Months Ended
	February 28, 2009	March 1, 2008		February 28, 2009	March 1, 2008
Merix Oregon	20%	23%		16%	13%
Merix San Jose	3%	*	(1)	* (1)	* (1)
Merix Asia	* (1)	*	(1)	12%	7%
Consolidated	8%	11%		13%	9%
(1) Less than 1%

Approximately 47% and 56%, respectively, of our OEM sales in third quarter of fiscal 2009 and 2008 were made to EMS providers and in the first nine months of fiscal 2009 and 2008 approximately 50% and 55%, respectively, of our OEM sales were made to EMS providers. Although our contractual relationship is with the EMS provider, most of our shipments to EMS providers are directed by OEMs that negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several EMS providers and are awarded incremental discretionary orders directly from some of them.

Backlog

Backlog comprises purchase orders received and, in some instances, forecast requirements released for production under customer contracts. Backlog shippable within the next 90 days totaled $32.2 million and $66.3 million at February 28, 2009 and May 31, 2008, respectively.  The decrease in backlog is due to a decrease in demand experienced in the third quarter as a result of the decline in general economic conditions, and also due to the reduction in lead times achieved over the first nine months of fiscal 2009. Compared to the average booking rate, backlog was abnormally high at the end of fiscal 2008 due to extended customer lead times resulting from the fourth quarter closure of our Wood Village facility requiring customers to place orders over a longer-than-normal period of time.  As the production lead times were shortened during the first nine months of fiscal 2009, customers did not need to place orders as far in advance, leading to a reduction in orders placed in the current quarter that is shippable in future quarters.

Customers may cancel or postpone all scheduled orders, in most cases without penalty. Therefore, backlog may not be a meaningful indicator of future financial results.

Summary of Sequential Quarterly Results and Outlook for Fourth Quarter of Fiscal 2009

The global printed circuit board demand is cyclical and cycles typically last 18 to 24 months in which demand declines from peak to trough levels and then rebounds.  These variances in demand are normal and in response management may make modest variations in its labor force and hours of production.  Since the beginning of our second fiscal quarter of 2009, the global economy has begun to experience a significant contraction affecting many end markets, products and services.  The economic contraction has adversely affected the demand for most of Merix’ customers and has significantly reduced our orders, backlog and net sales.

Index

Net sales of $60.7 million in the current quarter decreased $16.2 million or 21% compared to net sales of $76.9 million in the second quarter of fiscal 2009, resulting from a 22% decrease in net sales in our Oregon segment, a 13% decrease in net sales in our San Jose segment and a 22% decrease in net sales in our Asia segment.  These decreases reflect lower demand for our products due to the deterioration of general macroeconomic conditions.  Net sales decreased sequentially in all end markets, led by a 34% decrease in the automotive end market.  We also experienced net sales declines ranging from approximately 18% to 24% in our other primary end markets, which reflects the decrease in demand resulting from further deterioration of general economic conditions during the third quarter of fiscal 2009.

Consolidated gross margin decreased to 1.4% in the current quarter compared to 7.8% in the second quarter of fiscal 2009.  Our North American segments’ gross margin decreased approximately 12 percentage points. Despite reductions in variable manufacturing costs consistent with the decrease in revenue and a 6% reduction in our labor and other fixed costs, reduced variable contribution margins on lower production volumes resulted in significantly lower gross margins.  Our Asia segment gross margin decreased by 1 percentage point, reflecting the benefit of a two-week plant shutdown for the Chinese New Year holiday as well as the benefit from a reduction in the accrued warranty provision that increased gross margin by approximately 2 percentage points.  Operating expenses of $9.4 million, excluding severance, asset impairment and restructuring charges, increased $0.2 million compared $9.2 million in the second quarter of fiscal 2009. Selling, general and administrative expenses increased by $0.4 million primarily due an increase in the allowance for doubtful accounts related to customers in our automotive end market, offset by a $0.2 million decrease in engineering expenses due to headcount reductions and the relocation of certain engineering employees into functions directly affecting manufacturing and thus classified in cost of goods sold. Restructuring charges totaling $22.3 million in the third quarter of fiscal 2009 were primarily comprised of an impairment charge of $20.5 million on goodwill recorded on the acquisition of our Asia subsidiary and $1.6 million in severance charges.  Net non-operating expense, primarily comprised of interest expense, remained stable at $1.0 million in the second and third quarters of fiscal 2009.  Net loss for the quarter totaled $32.7 million or $1.54 per diluted share, compared to $6.1 million or $0.29 per diluted share in the second quarter of fiscal 2009.

During normal cyclical downturns the Company’s attention would be focused on minimizing the negative impact on net income.  However, given the significance of the current economic decline and reduced customer demand we are principally focused on maximizing cash flow, maintaining and improving customer service and retaining factory capacity and flexibility.

In the fourth quarter, we expect that overall net sales will be flat compared to the third quarter of fiscal 2009.  We expect that costs, exclusive of restructuring charges, will decrease compared to the third quarter of fiscal 2009, as we will benefit from the full-quarter impact of cost reduction activities undertaken in the third quarter. Additional cost reduction activities in the March 2009 will result in $0.8 million in restructuring charges in the fourth quarter. No significant changes are expected for other non-operating expenses compared to third quarter levels.

Index

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Fiscal Quarter Ended(1)		Fiscal Quarter Ended(1)
	February 28, 2009		March 1, 2008
Net sales	$60,721	100.0%	$94,275	100.0%
Cost of sales	59,845	98.6	86,351	91.6
Gross profit	876	1.4	7,924	8.4
Engineering	500	0.8	337	0.4
Selling, general and administrative	8,395	13.8	9,930	10.5
Amortization of identifiable intangible assets	472	0.8	527	0.6
Severance, impairment and restructuring charges	22,342	36.8	14,640	15.5
Operating loss	(30,833)	(50.8)	(17,510)	(18.6)
Other income (expense), net	(1,050)	(1.7)	3,914	4.2
Loss before income taxes and minority interests	(31,883)	(52.5)	(13,596)	(14.4)
Provision for (benefit from) income taxes	628	1.0	(511)	(0.5)
Minority interest	155	0.3	269	0.3
Net loss	$(32,666)	(53.8)%	$(13,354)	(14.2)%

	Nine Months Ended(1)		Nine Months Ended(1)
	February 28, 2009		March 1, 2008
Net sales	$228,248	100.0%	$291,083	100.0%
Cost of sales	211,063	92.5	262,593	90.2
Gross profit	17,185	7.5	28,490	9.8
Engineering	1,760	0.8	1,287	0.4
Selling, general and administrative	26,086	11.4	32,161	11.0
Amortization of identifiable intangible assets	1,512	0.7	1,785	0.6
Severance, impairment and restructuring charges	22,904	10.0	15,861	5.4
Operating loss	(35,077)	(15.4)	(22,604)	(7.8)
Other income (expense), net	(3,268)	(1.4)	1,744	0.6
Loss before income taxes and minority interests	(38,345)	(16.8)	(20,860)	(7.2)
Provision for income taxes	2,049	0.9	445	0.2
Minority interest	507	0.2	707	0.2
Net loss	$(40,901)	(17.9)%	$(22,012)	(7.6)%

(1)  Percentages may not add due to rounding.

Net Sales

Net sales decreased by $33.6 million, or 36%, to $60.7 million, in the third quarter of fiscal 2009 compared to $94.3 million in the third quarter of fiscal 2008. Net sales of $228.2 million in the nine months ended February 28, 2009 decreased by $62.8 million, or 22%, compared to net sales of $291.1 million in the comparable period of the prior fiscal year.

Net sales for our North American segments of 41% and 30%, respectively, for the three- and nine-month periods ended February 28, 2009 compared to the same periods in the prior fiscal year.  Net sales in our Asia segment decreased by 30% in the current quarter compared to the third quarter of fiscal 2008, and decreased 11% in the nine months ended February 28, 2009 compared to the nine months ended March 1, 2008.

Net Sales by Segment

Net sales by segment were as follows (in thousands):

	Fiscal Quarter Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Merix Oregon	$22,964	$41,151	$89,638	$133,057
Merix San Jose	5,843	7,485	20,237	24,650
Merix Asia	31,914	45,639	118,373	133,376
	$60,721	$94,275	$228,248	$291,083

Index

Per Unit Information

Selected statistical information is summarized below. We define “unit” as the number of panels. Percentage increases (decreases) in unit volume and pricing were as follows:

	Fiscal Quarter Ended February 28, 2009 Compared to Fiscal Quarter Ended	Nine Months Ended February 28, 2009 Compared to Nine Months Ended
	March 1, 2008	March 1, 2008
Merix Oregon:
Unit volume	(51)%	(37)%
Average unit pricing	13%	5%

Merix San Jose:
Unit volume	(21)%	(24)%
Average unit pricing	(1)%	11%

Merix Asia:
Unit volume	(37)%	(19)%
Average unit pricing	10%	10%

Overall:
Unit volume	(38)%	(20)%
Average unit pricing	3%	(3)%

Consolidated
Consolidated unit sales volume decreased 38% in the current quarter compared to the third quarter of fiscal 2008 and 20% in the first nine months of fiscal 2009 versus the comparable period in the prior year, driven primarily by decreases in demand from customers in each of our segments.  In addition, the Oregon segment’s unit volume declined as a result of the closure of the Wood Village facility in March 2008.  Consolidated average unit pricing increased by 3% in the quarter ended February 28, 2009, driven by significant increases in average unit pricing in our Oregon and Asia segments, as further discussed below.  For the nine-month period ended February 28, 2009, average unit pricing decreased by 3% compared to the same period of the prior fiscal year, despite increases in average unit pricing reflected for each of our segments as discussed below.  On a year-to-date basis, an overall shift in product mix from higher-technology, higher-priced PCBs produced by our North American facilities to generally lower-technology, lower-priced PCBs produced by our facilities in Asia results in a lower consolidated average unit price. The Asia segment’s average price per unit is significantly lower than both the Oregon and San Jose segments. Our Asia segment comprised 53% of net sales in the nine months ended February 28, 2009 compared to 48% in the nine months ended March 1, 2008.

Merix Oregon
Merix Oregon net sales of $23.0 million decreased by $18.2 million or 44% compared to the third quarter of fiscal 2008.  Net sales of $89.6 million in the first nine months of fiscal 2009 decreased $43.4 million or 33%.  The decreases in net sales at Merix Oregon were primarily due to decreases in unit volume of 51% and 37%, respectively, for the three- and nine-month periods ended February 28, 2009 compared to the same periods in fiscal 2008 resulting from:

•	demand decreases resulting from the deterioration of macroeconomic conditions;
•	a strategic decision to rationalize our production with a focus on more profitable parts;
•	strategic efforts to transition production to our Asia manufacturing facilities;
•	capacity decrease as a result of the closure of our Wood Village facility in the fourth quarter of fiscal 2008; and
•
ongoing impact to customer relationships of the extended lead time issues experienced in the fourth quarter of fiscal 2008 which resulted in lower quick-turn revenue in the first quarter of fiscal 2009.

Index

The volume decreases were partially offset by increases in average unit pricing of 13% and 5%, respectively, for the three- and nine-month periods ended February 28, 2009 compared to the same periods in the prior fiscal year.  These average unit pricing increases resulted primarily from our efforts to be more selective on orders and utilize plant capacity for more profitable parts as well as increases in higher technology production which generates higher average prices.

Merix San Jose
Compared to the same periods in the prior fiscal year, net sales at Merix San Jose decreased by $1.6 million (22%) to $5.8 million in the third quarter of fiscal 2009 and decreased by $4.4 million (18%) to $20.2 million in the nine months ended February 28, 2009.  These decreases were primarily due to lower demand, principally for quick-turn services, resulting from the impact of the global recession. Compared to fiscal 2008, unit volume declined by 21% on a quarterly basis, and 24% on a fiscal year-to-date basis.  Beginning in the third quarter of the prior fiscal year, the San Jose segment’s average unit pricing reflected an increase resulting from efforts to use capacity for products with less than 10-day lead times, which carry a higher price premium.  These efforts were sustained over the past 12 months, resulting in relatively stable unit pricing when comparing the third quarter of fiscal 2009 with the third quarter of fiscal 2008, and an 11% increase in average unit pricing for the nine months ended February 28, 2009 compared to the fiscal year-to-date period ended March 1, 2008.

Merix Asia
Net sales at Merix Asia of $31.9 million in the third quarter in fiscal 2009 decreased by $13.7 million or 30% compared to the third quarter of fiscal 2008.  Net sales of $118.4 million in the nine months ended February 28, 2009 decreased by $15.0 million or 11% compared to the first nine months of fiscal 2008.  The decreases in net sales at Merix Asia in the three- and nine-month periods ended February 28, 2009 compared to the same periods of the prior fiscal year were primarily due to a 38% and 20% decrease, respectively, in sales unit volumes, due primarily to a drop in demand in the second and third quarters of fiscal 2009 due to deteriorating global economic conditions.  The unit volume decreases were offset by efforts to improve our product mix through enhanced technology offerings from our Asia manufacturing operations over the past year which resulted in a 10% increase in average unit pricing for both the third quarter and first nine months of fiscal 2009.

Net Sales by End Market

The following table shows, for the periods indicated, the amount of net sales to each of our principal end-user markets and the percentage of the end-user market’s sales to our consolidated net sales (dollars in thousands):
.
	Fiscal Quarter Ended
	February 28, 2009		March 1, 2008
Communications & Networking	$24,917	41.0%	$40,402	42.9%
Automotive	11,511	19.0%	17,520	18.6%
Computing & Peripherals	4,725	7.8%	9,681	10.3%
Test, Industrial & Medical	7,153	11.8%	9,753	10.3%
Defense & Aerospace	5,998	9.9%	6,534	6.9%
Other	6,417	10.5%	10,385	11.0%
	$60,721	100.0%	$94,275	100.0%

	Nine Months Ended
	February 28, 2009		March 1, 2008
Communications & Networking	$93,357	40.9%	$122,909	42.2%
Automotive	48,373	21.2%	58,583	20.1%
Computing & Peripherals	17,294	7.6%	26,065	9.0%
Test, Industrial & Medical	26,938	11.8%	32,022	11.0%
Defense & Aerospace	20,520	9.0%	18,827	6.5%
Other	21,766	9.5%	32,677	11.2%
	$228,248	100.0%	$291,083	100.0%

Compared to the third quarter of fiscal 2008, the decreases in net sales of $15.5 million (38%) in communications & networking, $5.0 million (51%) in computing & peripherals, $2.6 million (27%) in test, industrial & medical and $3.9 million (38%) in other end markets were due primarily to a reduction in end demand for our customers’ products as a result of the global economic slowdown, as well as a strategic rationalization of our production to focus on more profitable parts.  Automotive net sales, historically a steady end market, decreased by $6.0 million or 34% due to a sharp global decrease in automobile sales. These end markets also reflect decreases on a fiscal year-to-date basis compared to the prior fiscal year, driven by the same factors discussed above.

Index

Defense & aerospace net sales decreased by only $0.5 million or 8% in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 and increased by $1.7 million or 9.0% in the first nine months of fiscal 2009 compared to same period in fiscal 2008 due to strategic efforts to penetrate this market to diversify our customer base and provide a steady and profitable North American revenue stream.

We believe that our key competitive advantages include our reputation for high product quality and our unique value proposition, which enables a seamless interface from quick-turn production at the beginning of product life cycles to lower-cost volume production in the U.S. and Asia as a product’s life cycle matures.  While the current global economic crisis has adversely impacted end customer demand and delayed our return to profitability, operating our restructured North American factories and upgraded Asian factories are positioned well to enable us to leverage our unique value proposition and profitably grow our customer base when market conditions improve.

Net Sales by Geographic Region

Net sales to customers outside the United States totaled 51% and 32% of net sales in the third quarters of fiscal 2009 and fiscal 2008, respectively.  Net sales to customers outside the United States totaled 45% and 32% in the nine months ended February 28, 2009 and March 1, 2008, respectively.  In the third quarter of fiscal 2009, sales to customers in China comprised 12% of net sales.  In the third quarter of the prior fiscal year, as well as in the nine-month periods ended February 28, 2009 and March 1, 2008, there were no countries outside of the United States to which sales totaled 10% or more of net sales.

Cost of Sales and Gross Margin

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead.

A number of costs, including those for labor, utilities and manufacturing supplies, incurred by our plants in the People’s Republic of China (PRC) are denominated in Chinese renminbi. Strengthening or weakening of the Chinese Renminbi relative to the U.S. dollar affects our cost of sales and profitability. Increases in the value of the Chinese renminbi relative to the U.S. dollar in current fiscal periods compared to prior year have caused the costs of our Chinese operations to increase as stated in U.S. dollars.

Cost of sales decreased $26.5 million, or 31%, to $59.8 million in the third quarter of fiscal 2009 compared to $86.4 million in the third quarter of fiscal 2008 and decreased $51.5 million, or 20%, to $211.1 million in the nine months ended February 28, 2009 compared to $262.6 million in first nine months of fiscal 2008.

Beginning in fiscal 2009, we recorded an allocation of certain costs attributable to costs of sales in all segments that were previously charged to the Merix Oregon segment.  Gross margin by segment for the third quarter of fiscal 2008 and the nine months ended March 1, 2008 has been revised to present comparable results using the same allocation methodology.  Gross profit by segment was as follows (in thousands):

	Fiscal Quarter Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Merix Oregon	$(2,356)	$2,200	$2,261	$12,534
Merix San Jose	(30)	1,206	2,001	4,056
Merix Asia	3,262	4,518	12,923	11,900
	$876	$7,924	$17,185	$28,490

Index

Our gross margin as a percentage of net sales by segment was as follows:

	Fiscal Quarter Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Merix Oregon	(10.3%)	5.3%	2.5%	9.4%
Merix San Jose	(0.5%)	16.1%	9.9%	16.5%
Merix Asia	10.2%	9.9%	10.9%	8.9%
Overall	1.4%	8.4%	7.5%	9.8%

In the middle of the third quarter of fiscal 2009, we implemented cost reduction programs further discussed below which are expected to reduce manufacturing costs by approximately $14.4 million on an annual basis.

Merix Oregon
Gross margin at Merix Oregon decreased to negative 10.3% of net sales in the current quarter from 5.3% of net sales in the third quarter of fiscal 2008, and decreased to 2.5% of net sales in the nine months ended February 28, 2009 compared to 9.4% in the same period of fiscal 2008.  These decreases in gross margin for both the current quarter and fiscal year-to-date periods are driven by the decrease in unit sales, particularly in the higher-margin premium service line, which decreased by 72% in the current quarter compared to the third quarter of fiscal 2008. Factory margins are heavily influenced by factory utilization rates because the cost structure needed to produce PCBs is heavily weighted to fixed or step-variable costs. Thus, lower demand resulted in lower utilization rates and decreases in gross margin as a percentage of net sales, despite cost containment programs including plant shutdowns and reductions in head count.  In late January 2009, we eliminated one of Merix Oregon’s four production shifts, reducing headcount as well as reducing overtime costs for retained employees.  This action, along with reductions-in-force (RIF) and other cost reduction measures taken in the third quarter of fiscal 2009, is expected to reduce quarterly manufacturing costs by $2.0 million.  As a result of the cumulative RIF actions taken during fiscal 2009, the manufacturing labor force at Merix Oregon has been reduced by approximately 30% since July 2008.

Merix San Jose
Gross margins at Merix San Jose decreased to negative 0.5% of net sales in the current quarter from 16.1% of net sales in the third quarter of fiscal 2008, and decreased to 9.9% of net sales in the nine months ended February 28, 2009 compared to 16.5% in the same period in fiscal 2008.  The decrease on a quarterly basis is primarily due to reductions in the volume of quick-turn services as a result of the global economic slowdown which is reflected in the 21% decrease in unit volume shipments for Merix San Jose, resulting in lower fixed cost absorption.  These impacts are less pronounced in a comparison of fiscal year-to-date gross margins for fiscal 2009 and fiscal 2008 as Merix San Jose experienced efficiency issues in the first quarter of the prior fiscal year due to implementation of the ERP system in North America.  At Merix San Jose, the quarterly manufacturing cost reduction resulting from the RIF and other programs implemented in the third quarter of fiscal 2009 is estimated at $0.5 million. As a result of the cumulative RIF actions taken during fiscal 2009, the manufacturing labor force at Merix San Jose has been reduced by approximately 15% since July 2008.

Index

Merix Asia
Gross margins at Merix Asia increased to 10.2% of net sales in the current quarter compared to 9.9% in the second quarter of the prior fiscal year and increased to 10.9% of net sales in the nine months ended February 28, 2009 compared to 8.9% in the first nine months of fiscal 2008.  These increases are primarily the result of improvements in the product mix due to higher-technology capabilities developed in our China-based facilities, which, along with a two-week plant shutdown for Chinese New Year, offset lower factory utilization rates resulting from a decrease in demand. Additionally, gross margin in the third quarter of fiscal 2009 benefited by approximately 2 percentage points from a reduction in the provision for warranty charges to reflect the change from a three-year warranty period to a twelve-month warranty period on products sold by our Asia segment and the impact of improved quality on claim rates for our Asia factories.  We also achieved cost efficiencies in the first three quarters of fiscal 2009 due to the closing of our Hong Kong facility completed in the fourth quarter of fiscal 2008.  Merix Asia has used formal RIFs to a lesser extent than Merix Oregon and San Jose.  Instead, we have reduced the number of hours of operations within our Asian factories and significantly reduced overtime costs.  Along with other cost reduction measures, these actions have resulted in higher attrition and are expected to result in manufacturing labor cost savings of approximately $1.1 million per quarter.  The manufacturing labor force at Merix Asia has been reduced by approximately 20% since July 2008.

Engineering Costs

Engineering costs include indirect labor, materials and overhead to support the development of new manufacturing processes required to meet our customers’ technology requirements.

Engineering costs increased $0.2 million, or 48%, to $0.5 million in the third quarter of fiscal 2009 compared to $0.3 million in the third quarter of fiscal 2008 and increased $0.5 million, or 37%, to $1.8 million in the nine months ended February 28, 2009 compared to $1.3 million in the nine months ended March 1, 2008. The increases were due primarily to costs to support the development of higher technology products in Asia.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs include indirect labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

SG&A costs decreased $1.5 million, or 15%, to $8.4 million in the third quarter of fiscal 2009 compared to $9.9 million in the third quarter of fiscal 2008 and decreased $6.1 million, or 19%, to $26.1 million in the nine months ended February 28, 2009 compared to $32.2 million in the nine months ended March 1, 2008. The decreases on both a quarterly and fiscal year-to-date comparative basis were primarily due to lower labor costs resulting from headcount reductions, lower stock compensation expense, reduced commission expense on the lower revenue base and reduced overall expense levels due to aggressive cost management programs.  These decreases in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 were offset by increased bad debt expense recorded to reflect additional collection risk on customers in our automotive end market.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets was $0.5 million and $1.5 million, respectively, in the third quarter of fiscal 2009 and the nine months ended February 28, 2009 compared to $0.5 million and $1.8 million, respectively, in the comparable periods of the prior fiscal year. The reduction in amortization on a fiscal year-to-date basis was primarily related to declining amortization amounts for customer relationships acquired in the Merix San Jose acquisition. Our identifiable intangible assets balance at February 28, 2009 was $7.4 million and current amortization is approximately $0.5 million per quarter.

Index

Severance and Impairment and Restructuring Charges

Total severance and impairment and restructuring charges were as follows (in thousands):

	Fiscal Quarter Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Hong Kong closure severance charges	$7	$180	$60	$1,289
Other severance charges – Merix Asia	151	85	219	85
Gain on sale of Merix Asia equipment	-	-	(567)	-
Goodwill impairment – Merix Asia	20,500	-	20,500	-
Asset impairment – Merix Asia	-	92	-	187
Severance charges – Merix Oregon	1,413	1,117	1,719	1,117
Asset impairment– Merix Oregon	-	12,767	702	12,767
Lease termination charges – Merix Oregon	222	-	222	-
Executive severance	-	365	-	365
Other restructuring charges	49	34	49	51
	$22,342	$14,640	$22,904	$15,861

Due to a number of factors including: 1) the substantial variance between our market capitalization based on the current trading price range for our common stock and the net asset value reflected in our consolidated balance sheet, 2) continuing operating losses sustained in the first three quarters of fiscal 2009 and 3) the deterioration of general economic environment, we have undertaken quarterly assessments of potential impairment of our long-lived assets in the throughout fiscal 2009.  Our analyses included assessments of current fair value based on an update of forecasted future cash flows used in our annual impairment test at the end of fiscal 2008.  As a result of the deepening economic downturn and resulting reduction in demand for our products and net sales in the third quarter of fiscal 2009, we have reduced our forecast of net sales and future cash flows and believe that the recovery will occur later than initially anticipated.  As a result, an impairment charge of $20.5 million has been recorded in the third quarter of fiscal 2009 to reduce the value of goodwill recorded in the acquisition of the Asia subsidiary to $0.  We have also performed an assessment of potential impairment of other long-lived assets and have determined that no additional impairment charges are necessary as of February 28, 2009.

Due primarily to the deteriorating macroeconomic conditions, we have taken cost reduction actions to mitigate declines in our net sales.  Most of the larger cost reductions were related to three major reductions-in-force that occurred in September 2008, December 2008 and January 2009.  These headcount reductions resulted in severance and related charges paid totaling approximately $1.6 million in the third quarter of fiscal 2009 and $2.0 million for the nine months ended February 28, 2009.  We have also significantly reduced our labor costs due to attrition within our labor force, particularly in the PRC.  As of the end of February 2009, we reduced our labor force by approximately 25% compared to July 2008.

Additional actions taken in March 2009 to reduce management headcount are expected to reduce operating expenses by $1.6 annually and will result in severance and related charges of $0.8 million in the fourth quarter of fiscal 2009.

In the second quarter of fiscal 2009, we implemented a plan to dispose of certain surplus plant assets to streamline the utilization of equipment in our Merix Oregon factory and recorded $0.7 million in impairment charges on the assets to be disposed.  The sale of the assets was finalized in the third quarter of fiscal 2009.

In the third quarter of fiscal 2008, we approved a plan to close our manufacturing facility located in Wood Village, Oregon, and relocated production to its Forest Grove facility.  This restructuring action was completed in the fourth quarter of fiscal 2008.  We recorded severance and impairment charges in the third quarter of fiscal 2008 totaling $13.9 million, comprising approximately $12.8 million in asset impairments and adjustments to the asset retirement obligation accrual for the Wood Village lease and $1.1 million in severance and related charges.  In the third quarter of fiscal 2009, we recorded $0.2 million in additional lease termination costs related to the closure of the Wood Village factory due to a revised agreement with the sub lessee regarding the amount to be charged for property taxes during the term of the sublease.

Index

In the third quarter of fiscal 2008, we terminated our Executive Vice President of Global Operations.  In accordance with the executive employment agreement related to this termination, we recorded $0.4 million of severance and related costs.

In the first quarter of fiscal 2008, we committed to phasing out operations at our Hong Kong facility, closing the facility and relocating production to other manufacturing facilities.  Closure of the facility was substantially complete in the fourth quarter of fiscal 2008.  This closure was a part of our actions to consolidate our Asian operations at the lower-cost facilities in China and expand the facilities at our Huiyang plant.  We recorded $0.2 million, in severance and related costs in the third quarter of fiscal 2008 in connection with the closure of the Hong Kong facility.  We recorded approximately $0.1 and $1.3 million, respectively, in Hong Kong facility severance and other restructuring costs in the first nine months of fiscal 2009 and fiscal 2008.  In the first quarter of fiscal 2009, we recorded a gain of $0.6 million related to the sale of equipment previously used at the Hong Kong facility.

Interest Income

Interest income was $27,000 and $0.1 million, respectively, for the three- and nine-month periods ended February 28, 2009 compared to $0.2 million and $0.7 million in the same periods in fiscal 2008 due to reduced average cash-on-hand balances in the current fiscal year.

Interest Expense

Interest expense was $1.1 million and $2.9 million, respectively, in the three- and nine-month periods ended February 28, 2009 compared to $0.9 million and $3.1 million, respectively, in the comparable periods of the prior fiscal year.  The increase in interest expense in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 is primarily due to increased borrowings outstanding on our revolving line of credit in the current quarter.

In the third quarter of fiscal 2008, we repaid $2.5 million on the subordinated promissory note in connection with the reduction in the purchase price of Merix Asia and the remaining $5.1 million of outstanding debt was eliminated as further discussed below.  The resulting reduction in interest expense in the nine months ended February 28, 2009 compared to the same period in fiscal 2008 was partially offset by increased interest expense related to average outstanding borrowings on our revolving line of credit during fiscal 2009.

Gain on Settlement of Debt

Under the terms of the subordinated note payable related to the Merix Asia acquisition, a principal payment of approximately $2.1 million would ordinarily have been due December 1, 2007. However, we exercised our rights under the subordinated note to not make this payment due to Merix’ claims against the seller. On January 25, 2008, we settled these claims and made a payment of $2.5 million to settle all remaining obligations under the subordinated promissory note. The remaining balance of $5.1 million outstanding on the subordinated note payable, plus $53,000 of accrued interest, was eliminated in exchange for us releasing the seller from all past and any future claims relating to the Merix Asia acquisition. The $53,000 of accrued interest that was eliminated was included as a component of the $5.1 million gain on settlement of debt on our statement of operations during the quarter ended March 1, 2008.

Other Income (Expense), net

There was no material other income or expense in the third quarter of fiscal 2009, compared to $0.4 million in the third quarter of fiscal 2008, comprised primarily of foreign currency losses.  On a fiscal year to date basis, net other expense decreased by $0.5 million to $0.5 million in the nine months ended February 28, 2009 due to reduced foreign currency losses resulting from the strengthening of the U.S. dollar when compared to average exchange rates in nine months ended March 1, 2008.

Index

Income Tax Expense

On a quarterly basis, we estimate our provision for income taxes based on our projected results of operations for the full year. Income tax is provided for entities expected to generate profits that are not offset by losses generated by entities in other tax jurisdictions. As a result, our effective income tax rate was negative 5.3% in the nine months ended February 28, 2009 and negative 2.1% in the comparable period of the prior fiscal year. In the third quarter of fiscal 2008, we reversed $1.5 million of valuation allowance against certain Merix Asia deferred tax assets. This reversal was recorded as a $1.5 million increase in deferred tax assets, a $0.5 million decrease to goodwill and a $1.0 million decrease to tax expense in the third quarter of fiscal 2008.

Our effective income tax rate differs from tax computed at the federal statutory rate primarily as a result of our mix of earnings in various tax jurisdictions, the diversity in income tax rates, and our continuous assessment of the realization of our uncertain tax positions and deferred tax assets. The effective tax rate reflects current taxes expected to be paid in profitable jurisdictions, provision for taxes and interest accrued on uncertain tax positions and maintenance of valuation allowances in jurisdictions with cumulative losses or profitability risks.

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of February 28, 2009 consisted of $19.1 million of cash and cash equivalents and $31.1 million unused availability under our revolving bank credit agreement, described below. Based on management’s forecast for results of operations and cash flow subject to various scenarios, we expect our capital resources, together with the borrowing capacity under our credit agreement, to be sufficient to fund our operations and known capital requirements for at least one year from February 28, 2009, although we may seek additional sources of funds.

We have a Loan and Security Agreement with Bank of America, N.A. (the Credit Agreement) which provides a revolving line of credit of up to $55.0 million on a borrowing based calculated with respect to the value of accounts receivable, equipment and real property.  The Credit Agreement expires in February 2013.  The obligations under the Credit Agreement are secured by substantially all of our U.S. assets.  The borrowings bear interest based, at the Company’s election, on either the prime rate announced by Bank of America or LIBOR plus an applicable margin.  As of February 28, 2009, the unused borrowing base was $31.1 million, with an outstanding balance of $8.0 million.  The Credit Agreement contains usual and customary covenants for credit facilities of this type, all of which we were in compliance with as of February 28, 2009.  In addition, the Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio of 1.1:1 if Excess Availability, defined in the Credit Facility agreement as a function of the unused borrowing base and cash held in certain U.S. bank accounts, falls below $20.0 million.  Excess Availability at February 28, 2009 was $36.2 million and as such, this covenant is not currently in effect.  We would not be in compliance if this covenant was currently applicable.  Based on management forecasts, we do not expect that Excess Availability will fall below $20.0 million for at least one year from February 28, 2009.

In the first nine months of fiscal 2009, cash and cash equivalents increased $13.4 million to $19.1 million as of February 28, 2009 from $5.7 million as of May 31, 2008 primarily as a result of $23.3 million provided by operations (as described in more detail below) and net borrowings on our revolving line of credit totaling $8.0 million, offset by the use of $18.1 million for the purchase of property, plant and equipment.

Cash flows from operating activities totaled $23.3 million.  Cash totaling $1.7 million was provided by net loss of $32.6 million, adjusted for $39.2 million in non-cash charges, primarily $21.2 million of impairment charges, $16.8 million for depreciation and amortization and $1.3 million in share-based compensation expense.  As discussed in more detail below, other significant changes in working capital generating $25.0 million in cash from operations in the first nine months of fiscal 2009 include $27.5 million from reductions in accounts receivable, $7.4 million from reductions in inventory, a $1.1 million increase in amounts due to affiliate, and $8.5 million from decreases in other assets, primarily related to a VAT refund received from the Chinese tax authorities.  These cash inflows were offset by the use of $19.4 million in cash for settlement of accounts payable and other accrued liabilities. Note that changes in working capital balances vary from cash flows from operations due to the impact of non-cash transactions on amounts reported in the consolidated balance sheets.

Index

Accounts receivable, net of allowances for bad debts, decreased $27.5 million to $45.7 million at February 28, 2009 from $73.2 million as of May 31, 2008. The decrease is primarily due to the reduced revenue base in the third quarter of fiscal 2009.  Due to the global economic slowdown, our customers have been seeking to extend payment terms.  However, we have increased collections staff and implemented improved collection programs and as a result days sales outstanding, calculated on a quarterly basis, was 68 days at February 28, 2009 and 76 days at May 31, 2008.

Inventories, net of reserves, decreased by $7.4 million to $16.2 million at February 28, 2009 compared to $23.6 million at May 31, 2008.  The variance is comprised of a net decrease of $3.0 million in finished goods and consignment inventories and a $4.4 million reduction in raw materials and work-in-process inventories as a result of reductions to support currently expected net sales volumes and the timing of purchases and production.

Prepaid and other current assets decreased $8.3 million to $4.7 million as of February 28, 2009 compared to $13.0 million as of May 30, 2008, primarily due to VAT refunds received during the first and third quarters of fiscal 2009 as well as decreases in prepaid employee insurance benefits and receivables for scrapped commodity materials. Other non-current assets decreased by $1.1 million to $4.7 million as of February 28, 2009 due to amortization of deferred financing costs and minor reductions in various other assets.

Accounts payable and other current liabilities, exclusive of the $0.9 million net intercompany payable recorded due to the one-month reporting lag for Asia, totaled $51.1 million at February 28, 2009, a decrease of $24.5 million compared to $75.6 million at May 31, 2008.  The decrease is due primarily to a $22.5 million reduction in accounts payable resulting from decreased purchases to support the lower revenue base.  Additionally, accrued warranty decreased by $1.1 million due to the decrease in net sales as well as improved quality and a transition from a three-year warranty provision to a 12-month warranty provision for our Asia operations, and other accrued liabilities decreased by $0.8 million primarily due to accruals for professional services related to fiscal year end and the refinancing of our revolving line of credit included in current liabilities at May 31, 2008.

Amounts due to affiliate increased to a $0.9 million payable balance at February 28, 2009 from a $0.2 million receivable balance at May 31, 2008.  The increase is due to the timing of payments for intercompany purchases, which impact our balance sheet as a result of the one-month reporting lag for our Asia subsidiary.

Expenditures for property, plant and equipment of $18.1 million in the first nine months of fiscal 2009 primarily consisted of expenditures for the expansion and improvement of the process technology at our China-based Huiyang facility, improvement of the process technology and increasing the processing speed of our North American facility and the implementation of a company-wide ERP system. Most of the capital expenditure associated with the recent expansion of our Huiyang, China facility and ERP implementation was completed in the first quarter of fiscal 2009.  In response to the economic downturn and the resulting reduction in demand for our products, discretionary capital expenditures have been substantially curtailed.  We believe our facilities and equipment are in good condition and do not require significant investments in the near term.  It is management’s intent to minimize capital spending until market conditions and cash flows improve.  Remaining capital expenditures in fiscal 2009 are currently estimated at approximately $1 million.

We are currently marketing for sale the facility formerly housing our Hong Kong manufacturing operation.  Although a transaction is not imminent, we estimate proceeds on sale in the range of $10 million to $15 million.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS Nos. 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders.  Both statements are effective for annual reporting periods beginning on or after December 15, 2008 and earlier adoption is prohibited.  SFAS No. 141(R) will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS Nos. 141(R) and 160 is not expected to have a significant impact on our current financial position and results of operations.

Index

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

Material Weakness

In connection with management’s assessment of our internal control over financial reporting as of February 28, 2009, we determined that the material weakness in our internal control continued to exist as a result of the control deficiency previously identified with respect to our Merix Asia operations.

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

Index

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

Despite the significant improvement of internal controls over financial reporting related to our Merix Asia operations, management believes that it cannot be determined that the material weakness is sufficiently remediated until the successful implementation of the global ERP system for our Asia operations along with related improvements in system reporting and restructuring of global finance staff responsibilities can be evaluated in the fourth quarter of fiscal 2009.  The ERP system in Asia was implemented at the beginning of our Asia subsidiary’s second fiscal quarter in August 2008 and we are currently assessing the impact of the new ERP system on our internal controls at our Asia subsidiary.

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

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are, from time to time, made subject to various legal claims, actions and complaints in the ordinary course of its business. Except as disclosed below, management believes that the outcome of litigation should not have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

Securities Class Action
Four purported class action complaints were filed against Merix and certain of its executive officers and directors in the first quarter of fiscal 2005. The complaints were consolidated in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. After the court granted our motion to dismiss without prejudice, the plaintiffs filed a second amended complaint. That complaint alleged that the defendants violated the federal securities laws by making certain inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering of approximately $103.4 million of our common stock. In September 2006, the Court dismissed that complaint with prejudice. The plaintiffs appealed to the Ninth Circuit Court of Appeals. In April 2008, the Ninth Circuit reversed the dismissal of the second amended complaint. We sought rehearing which was denied and rehearing en banc was also denied. We obtained a stay of the mandate from the Ninth Circuit and filed a certiorari petition with the United States Supreme Court on September 22, 2008. On December 15, 2008, the Supreme Court denied our certiorari petition. The case has been remanded back to the U.S. District Court for the District of Oregon. The plaintiffs seek unspecified damages. A potential loss or range of loss that could arise from these cases is not estimable or probable at this time.

Breach of Contract
In June 2008, a complaint was filed against Merix Caymans Trading Company Ltd. by Clark Sales, LLC, Case No. 2:08-CV-12551-MOR-VMM, in the United States District Court, Eastern District of Michigan.  The complaint alleges breach of contract in relation to payment of post-termination commissions.  The plaintiffs sought damages in excess of $4 million.  The parties reached a settlement agreement on November 24, 2008 and the Company recorded an accrual of $0.4 million in the second quarter of fiscal  2009.  The terms of the settlement included a lump sum payment of $0.4 million paid in December 2008, and monthly payments thereafter based on net sales of certain products through August 15, 2009, paid in accordance with our existing commission structure for outside sales representatives.

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

The electronics industry, on which a substantial portion of our business depends, is cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. This industry has experienced periods characterized by relatively low demand and price depression and is likely to experience recessionary periods in the future. Economic conditions affecting the electronics industry in general, or specific customers in particular, have adversely affected our operating results in the past and may do so in the future.  Currently, the global economy has been greatly impacted by the global recessionary conditions linked to a collapse of values in the U.S. home mortgage sector, volatile fuel prices, and a changing political and economic landscape. These factors have contributed to historically low consumer confidence levels which has resulted in a significantly intensified downturn in the demand for products incorporating PCBs, which has in turn adversely affected our results of operations for the first three quarters of fiscal 2009.

Index

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

Due to the severe downturn in the economic environment, coupled with our recent financial performance, we have noted and expect to see continuing concern from our customers about our ability to continue operations in the current environment.  We have not had any major customer cease doing business with us as a result of concerns about our stability.  However, if one or more major customers were to significantly reduce its purchases from us, it could have a material adverse effect on our results of operations.

Index

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

Index

A small number of customers account for a substantial portion of our consolidated net sales and our consolidated net sales could decline significantly if we lose a major customer or if a major customer orders fewer of our products or cancels or delays orders.

Historically, we have derived a significant portion of our consolidated net sales from a limited number of customers. Our five largest OEM customers, which vary from period to period, comprised 37% of our consolidated net sales during the third quarter of fiscal 2009. Net sales to one customer represented 12% of consolidated net sales during the third quarter of fiscal 2009. We expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our consolidated net sales and have a material adverse effect on our results of operations and financial condition. Further, as part of our plan to improve the profitability of our North American operations we have reduced our reliance on certain customers and certain products that have historically generated significant revenues for Merix.  We anticipate retaining a meaningful portion of this business, but there can be no assurance we will be successful.  An unplanned loss of a large portion of this revenue could adversely affect our financial results.

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

In total, five entities represented approximately 49% of the consolidated net trade accounts receivable balance at February 28, 2009, individually ranging from approximately 5% to approximately 21%. Our OEM customers direct our sales to a relatively limited number of electronic manufacturing service providers. Our contractual relationship is typically with the electronic manufacturing service providers, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to electronic manufacturing service providers, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our financial condition and results of operations would be adversely affected.

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

Index

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

Sales to EMS providers represented approximately 47% of our net sales in the third quarter of fiscal 2009. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth and concentration of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs within their own businesses. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs to these EMS providers, our business, results of operations and financial condition may be harmed.

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

A significant portion of Merix Asia’s products are sold to customers in the automotive industry. In the third quarter of fiscal 2009, net sales to the automotive market accounted for approximately 19% of our consolidated net sales. As a result, Merix Asia’s results of operations may be materially and adversely affected by market conditions in the automotive industry. Automotive production and sales are cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Any significant economic decline that results in a reduction in automotive production and sales by Merix Asia’s customers could have a material adverse effect on Merix’ business, results of operations and financial condition.

We have experienced significant decreases in demand from our automotive customers who have been affected by the significant economic difficulties facing the automotive industry.  Recent public liquidity concerns of certain companies in the automotive supply chain could impact our future demand levels and the collectibility of outstanding receivables with those customers.  We have approximately $11.6 million in outstanding receivables and consigned inventory with this customer base.  A prolonged downturn or the failure of one or more of our automotive customers could result in the impairment of assets invested in this end market, including our Huizhou, China facility, which is heavily reliant on the automotive industry for sales of its products.

Index

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

Additionally, a significant portion of our raw material purchases is obtained from one supplier.  Due to customer requalification requirements and a lack of competitive alternate suppliers, we could experience a material adverse effect on our business and results of operations if this supplier were not able to provide the materials required to fulfill customer orders.

Index

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

Due to the global economic downturn, the Company has made substantial reductions-in-force, including a number of significant management personnel.  The Company does not anticipate the loss of any of the personnel will have a material impact on its operation and has attempted to mitigate the impact of the change in personnel.  However, there can be no assurance that these risks are fully mitigated.

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

As a result of increased Asian operations, we expect sales in, and product shipments to, non-U.S. markets to represent an increasingly significant portion of our total sales in future periods. Our exposure to the business risks presented by foreign economies includes:
•	logistical, communications and other operational difficulties in managing a global enterprise;
•	potentially adverse tax consequences;
•	restrictions on the transfer of funds into or out of a country;
•	longer sales and collection cycles;
•	potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;
•	protectionist and trade laws and business practices that favor local companies;
•	restrictive governmental actions;
•	burdens and costs of compliance with a variety of foreign laws;
•	political, social and economic instability impacting our foreign labor force, including terrorist activities;
•	natural disaster or outbreaks of infectious diseases affecting the regions in which we operate or sell products; and
•	difficulties in collecting accounts receivable.

Index

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

Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. However, the government of the PRC may not continue to pursue such policies. Despite progress in developing its legal system, the PRC does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. For example, the PRC recently passed a unified enterprise income tax law, which changes and increases the income tax on foreign-owned facilities. The PRC also enacted new labor laws that became effective January 1, 2008 that make it more difficult and expensive for companies to make changes in their workforce. In addition, some government policies and rules are not published or communicated in local districts in a timely manner, if they are published at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. These uncertainties could limit the legal protections available to us. Any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

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

Index

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

Approximately two-thirds of our workforce is located in the PRC. Effective on January 1, 2008, the PRC government enacted a new labor law that significantly impacts the cost of a company’s decision to reduce its workforce. Further, the law requires certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce in the PRC, the new labor law could adversely affect our ability to enact such changes in a manner that is most advantageous to our circumstances or that is timely and cost effective.  Additionally, in response to inflationary concerns, wages in certain provinces in China have increased in the past and may continue to do so in the future.  In the current economic environment, these concerns are not as significant, but could arise in the future due to improving demand for products or services produced in the region.  Significant increases in wages paid to employees in our Merix Asia facilities could reduce our profitability.

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

In the first half of fiscal 2009, we substantially completed efforts to significantly expand the Huiyang, China-based facility and any other future capacity expansion with respect to our facilities will expose us to significant start-up risks including:
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

Index

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

Electrical power shortages in certain areas of southern China have, in the past, caused the government to impose a power rationing program and additional or extended power rationings could adversely affect our China operations.

In the winter months of fiscal 2008, certain areas of Southern China faced electrical power constraints which resulted from extreme winter weather in the area. In order to deal with the power constraints, the Southern China Province Government initiated a power rationing plan. This rationing program affected our Huizhou and Huiyang facilities. In order to minimize the effect on our operations, we realigned our routine equipment maintenance program to coincide with the power rationing schedule. The power rationing program was terminated in May 2008. Although power rationing did not impact our Asia operations during the recent winter months, we may experience issues in the future with obtaining power or other key services due to infrastructure weaknesses in China that may impair our ability to compete effectively as well as adversely affect revenues and production costs.

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

Index

Our bank credit covenant that limits our incremental investment in Merix Asia may restrict our ability to adequately fund our Asian operations and our growth plans in Asia.

Merix has a bank credit agreement covenant that limits the incremental investment into Merix Asia to $40 million and provides that our investments cannot be made if a default exists under the credit agreement or the Excess Availability (defined in the credit agreement as a function of outstanding borrowings and available cash) is less than $20 million. As of February 28, 2009, we had advanced Merix Asia approximately $8.9 million against the incremental investment limit.  The advance to Merix Asia was reduced significantly by an intercompany sale of accounts receivable from the Asia subsidiary to the U.S. parent company during the second quarter of fiscal 2009. If our Asian operations at any time require an amount of cash greater than our available capital resources, or than is permitted to be advanced under applicable credit agreements, there is risk that we will not be able to fund our Asian operations or achieve our growth plans in Asia.

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

Index

As of February 28, 2009, we had total indebtedness of approximately $78.0 million, which represented approximately 45% of our total capitalization. We also have $31.1 million unused availability under a secured bank revolving line of credit that would increase our leverage if utilized.

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

Additionally, we are exposed to interest rate risk relating to our revolving credit facility which bears interest based, at our election, on either the prime rate or LIBOR plus an additional margin based on our use of the credit facility. At February 28, 2009, there was $8.0 million outstanding under the revolving line of credit.  When we utilize our revolving credit facility to meet our capital requirements, we are subject to market interest rate risk that could increase our interest expense beyond expected levels and decrease our profitability.

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

Due to the substantial variance between our market capitalization based on the current trading price range for our common stock and the net asset value reflected in our consolidated balance sheet, as well as other factors regarding our results of operations and the current economic environment, management has undertaken quarterly assessments of potential impairment of the company’s long-lived assets in fiscal 2009.  In the third quarter of fiscal 2009, an impairment charge was recorded to reduce the value of goodwill recorded in the acquisition of our Asia operations to $0.  We have also performed an assessment for potential impairment of other long-lived assets and determine that no further impairment charges are required as of February 28, 2009.  However, it is possible that further impairment charges may be recorded in the future, which would adversely affect our results of operations and financial condition.

As of February 28, 2009, our consolidated balance sheet reflected $18.7 million of goodwill and intangible assets. We periodically evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and intangible assets, which could adversely affect our results during the periods in which such a reduction is recognized. Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, adversely affect our earnings.

Index

As a result of the implementation of a global enterprise resource planning (ERP) system, unexpected problems and delays could occur and could cause disruption to the management of our business and significantly increase costs.

During fiscal 2008, we completed the implementation for our world-wide ERP system at our North American operations.  The new ERP system is integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. We implemented  the ERP system at our Asian operations in August 2008 and we are evaluating the success of that implementation as we use the system to report the results of operations for our Asia subsidiary in the remainder of fiscal 2009. These systems are new to us and we have not had extensive experience with them. Implementation of the new ERP system has required us to change certain internal business practices and training may be inadequate. We may encounter unexpected difficulties, delays, internal control issues, costs, unanticipated adverse effects or other challenges, any of which may disrupt our business. Corrections and improvements may be required as we continue to refine the implementation of our new system, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. Any disruption in the transition to our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, compete effectively and report financial and management information on a timely and accurate basis. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and impact our ability to manage our business and our results of operations.

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

We have previously identified a material weakness in controls over financial reporting for our Merix Asia operations and have determined that this material weakness still exists at February 28, 2009. At the time of the acquisition in September 2005, Merix Asia had weak internal controls over financial reporting and needed to develop processes to strengthen its accounting systems and control environment management. We have devoted significant time and resources to improving the internal controls over financial reporting since the acquisition; however, as of February 28, 2009, we have determined that we did not maintain sufficient controls to adequately monitor the accounting and financial reporting related to our Merix Asia operations. See Item 4. “Controls and Procedures.”

We may, in the future, identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting. Material weaknesses in our internal control over financial reporting may cause investors to lose confidence in us, which could have an adverse effect on our business and stock price.

Index

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

Index

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

The closing trading price of our common stock has fluctuated from a low of less than $0.20 per share to a high of more than $70.00 per share over the past 14 years.

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

We may, in the future, sell additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to raise capital. We may also issue additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to finance future acquisitions.  As of February 28, 2009, we had approximately 3.2 million outstanding options, each to purchase one share of our common stock, issued to employees, officers and directors under our equity incentive plans. The options have exercise prices ranging from $1.62 per share to $67.06 per share. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options was exercised and the stock issued was immediately sold into the public market. Further, the exercise of these options could have a dilutive impact on other shareholders by decreasing their ownership percentage of our outstanding common stock. If we attempt to raise additional capital through the issuance of equity or convertible debt securities, the terms upon which we will be able to obtain additional equity capital, if at all, may be negatively affected since the holders of outstanding options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such options.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIX CORPORATION

Dated: April 8, 2009	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ KELLY E. LANG
Kelly E. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ ALLEN L. MUHICH
Allen L. Muhich
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)