Form 10-K
period 2009-05-30
MERIX CORP
filed 2009-07-30
CIK 921365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K
____________________
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: May 30, 2009
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

Securities registered pursuant to Section 12(g) of the Act: None
____________________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($0.38) as reported by The NASDAQ Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter (November 29, 2008), was $7,706,178. This calculation excludes approximately 0.7 million shares held by directors and executive officers of the Registrant.

The number of shares outstanding of the registrant’s Common Stock as of July 27, 2009 was 21,780,731 shares.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

MERIX CORPORATION
2009 FORM 10-K ANNUAL REPORT

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

PART I

Item 1.  Business

Business Overview

Formed in 1994 and headquartered in the United States, Merix is a leading provider of technologically advanced rigid, multi-layer printed circuit boards (PCBs) used in the design and development of complex electronic applications. The company maintains operations throughout Asia, Europe and North America. Principal products are complex multi-layer rigid PCBs, which serve as the platforms used to interconnect microprocessors, integrated circuits and other electronic components that are essential to the operation of electronic products and systems. Our principal markets include automotive, defense & aerospace, communications, computing, industrial, networking, peripherals and,test end markets in the worldwide electronics industry. The markets served by Merix are generally characterized by rapid technological change, high levels of complexity and short product life cycles, as new and technologically superior electronic equipment is continually being developed and introduced to the global marketplace.

Following the successful integration of our operations in the United States and Asia, Merix now operates as one integrated global manufacturing organization with common processes, quality and reliability standards worldwide. In addition, common tooling, training and the successful implementation of a new global enterprise resource planning (ERP) system have improved operational performance and created new efficiencies across the global organization. Today, our unique global value proposition provides a seamless transition of quick-turn and ramp-to-volume printed circuit board manufacturing services from our North American facilities to high-volume, low-cost manufacturing services from our plants in China. More recently, our Asia factories are also beginning to offer quick-turn production to customers based in the region. The ability to offer our customers a seamless manufacturing transition from quick turn prototyping to volume manufacturing distinguishes Merix from its competition.

Electronic equipment progresses through a product life cycle with stages that require differing manufacturing capabilities. In the design phase, the customer requires very compressed lead times to shorten their product’s time to market. Ramping to volume, the customer requires flexibility to adjust for minor design changes and high quality production. As the product matures, the customer requires high-quality, reliable, low-cost manufacturing. Historically, due in part to the fragmented nature of the PCB industry, electronics manufacturers procured PCBs from multiple vendors in various geographies to meet the requirements of a product’s life cycle. Each PCB vendor transition introduces incremental time, cost and risk.

We fulfill our value proposition by leveraging the following manufacturing facilities:

North America

ISO 9001 and ISO 14001 certified, the 248,000 square foot Forest Grove, Oregon facility focuses on advance technology, high layer count  and HDI products. The plant offers quick-turn service with a 5- to 10-day turnaround, as well as full lead-time high-volume production. Market and technology expertise at this location includes radio-frequency (RF) and microwave materials, thermal management and defense & aerospace applications. In fiscal 2009, the plant received two key military certifications, including MIL-PRF-31032 and International Traffic in Arms Regulations (ITAR). These are key milestones to achieving defense & aerospace market growth.

The 40,000 square foot San Jose, California specializes in providing high quality, high reliability quick-turn and new product introduction (NPI) prototypes with 24- to 72-hour turnaround. This plant features three key certifications: defense & aerospace standard MIL-PRF-55110, MIL-PRF-31032 and ISO 9001.

Asia

Our 250,000 square foot Huiyang, China facility is ISO 9001 and ISO 14001 certified and has mid- to high-technology production capabilities. Plant production is focused on high-volume, low-mix orders. With the substantial expansion and technology upgrade completed in fiscal 2009, this factory is closely aligned with our capabilities in the United States.

Our 135,000 square foot facility in Huizhou, China provides high-quality lower-technology PCBs, primarily for automotive, microwave RF and thermal management applications. This factory is ISO 9001, ISO 14001, QS 9000 and ISO/TS 16949 qualified.

Products and Services

We provide a large and diverse global customer base with manufacturing services for complex multi-layer PCBs. These serve as platforms to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. Our objective is to enable our customers within defined markets to produce high quality and technologically advanced products throughout the life cycle of their products, from product conception (design and new product introduction) through volume production (ramping production through maturity). The products and services we provide include:

Design and engineering assistance

We provide design and engineering assistance in the early stages of product development to ensure that mechanical and electrical elements are integrated to achieve a high-quality and cost-effective product for our customers. Specifically, we provide customers with design-specific guidance on material selection, fabrication options, impedance modeling, thermal management, signal integrity, and design rule flexibility.  We believe this collaborative process helps our customers improve the systems they are designing, reduce manufacturing costs, and increase manufacturing yields and the overall quality of finished PCBs. We also believe this quickens the transition from development of the prototype design to volume manufacturing and facilitates the timely delivery of high quality products. In addition, by working closely with our customers throughout the design and manufacturing process, we gain insight into their product plans and production requirements, enabling us to more effectively provide future manufacturing services.

Quick-turn and premium services revenues

We rapidly manufacture custom PCBs, allowing our customers to more quickly develop and market sophisticated electronic products. We provide quick-turn services for prototype manufacturing with lead times of 24 hours to 10 days, pre-production quantities with lead times of 10 to 20 days and compressed lead time volume orders. We generally receive a premium over our standard volume pricing for each of these services. Consolidated net sales of quick-turn and premium services revenues represented approximately 18%, 22% and 26% of consolidated net sales during fiscal 2009, 2008 and 2007, respectively. The amount of quick-turn and premium services revenue varies significantly throughout the year and the business cycle. It is often dependent on available capacity within our own factories and at competitor facilities. The decline in quick-turn and premium services over the last three years is principally driven by the impact on demand of the deteriorating global economic conditions resulting in excess North American production capacity. As such, customers can receive shorter lead-time deliveries at either full lead-time prices or at discounted prices. A strategic objective for Merix is to grow the total amount of quick-turn revenue in both our North American and Asian production facilities as this service offering carries higher market pricing and yields improved profitability.

Volume production

Volume production of PCBs generally begins when PCBs move from quick-turn production to full-scale commercial production and is characterized by standard lead times of four to eight weeks, depending on business cycles. At this stage of production, quality, on-time delivery, process capability and price are the factors most important to our customers.

Our Asian facilities have historically provided a lower cost, high volume manufacturing capability for generally lower technology products to a global customer base. To enable an improved seamless transition of similar technology products that our customers value from our North American facilities to our Asian facilities, we completed a major expansion and upgrade of technological capabilities in our Huiyang, China facility in fiscal 2009. The expansion enables the manufacture of high-technology products in excess of 20 layers with an average of 12 to 14 layers, which is more closely aligned with our North American capabilities. Previously, production in this facility averaged approximately 6 layers. Prior to the expansion of technological capabilities in our Huiyang facility, the Asia factories were only able to produce about 20 percent of the technology manufactured in our two North American facilities. Today, our Asia factories can produce approximately 80 percent of the technology manufactured in North America.

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

Industry Overview

The global PCB market is highly fragmented and the largest PCB manufacturer has less than 5% market share. Today the global PCB market has estimated revenues of $45 to $50 billion and comprises various types of PCB production, including flexible circuits and rigid PCBs based on composite materials or copper laminate, which is currently produced by Merix. As a result of the economic contraction, industry analysts have reported a decline of the North American PCB market of approximately 50% in the period comprising our fiscal year 2009. Current predictions for calendar 2009 project a contraction of approximately 20%-30% compared to calendar 2008. While analysts have indicated that visibility is limited, downward trends in industry bookings appeared to stabilize in spring 2009, and cautious estimates have been made that the industry could achieve a return to slow growth in calendar 2010.

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

We believe the following are significant trends within the PCB manufacturing industry:

Increasing complexity of electronic equipment

Original equipment manufacturers (OEMs) are continually designing more complex and higher-performance electronic equipment, which requires sophisticated PCBs that accommodate higher speeds and frequencies and increased component densities and operating temperatures. The increasing complexity and density of electronic equipment continues to drive technological advancements such as advanced multi-layer PCBs. Manufacturers of these PCBs must continually invest in technology and advanced manufacturing processes. In the past several years there has been increasing demand for higher density and smaller PCBs to enable smaller, lighter mobile electronics. High performance devices in smaller portable platforms require greater reliability, closer tolerances, higher circuit density and increased complexity, which has resulted in development of high-density interconnect (HDI) products. Manufacturing these products often requires investment in high technology machinery such as laser microvia drilling tools and requires sophisticated capacity planning to address the increases in inherent manufacturing cycle time that results from multiple lamination processes.

Increased customer demand for quick-turn services and integrated solutions

We believe OEMs are increasingly looking to high-end PCB manufacturers that can offer engineering support in the design phase, quick-turns of prototypes and manufacturing scalability throughout the product life cycle. In order to increase the efficiency of their electronic supply chains, many OEMs are also working with a smaller number of technically qualified suppliers that have sophisticated manufacturing expertise and are able to offer a broad range of PCB products and services in varying geographies. Over the last few years, OEMs have increased their desire for quick-turn services and production of higher technology products in lower-cost areas of the world, including Asia. Also, rapid advances in technology have significantly shortened product life cycles and placed increased pressure on OEMs to develop new products in shorter periods of time. In response to these pressures, OEMs have increased their demand for engineering support in the design phase of their products and quick-turn service production of small unit volumes of PCBs in the prototype development stage. Historically, countries in North America and Western Europe were the primary source of higher technology boards. Although advanced technology manufacturing services often remain in these regions, we have seen improved capabilities in lower-cost areas of the world, including Asia.

Increased production of printed circuit boards in Asia

As mentioned above, OEMs have increased their desire for lower-cost sources of production. In recent years, Asian manufacturers of PCBs have increased their production and market share of less sophisticated, lower layer count PCBs used in high-volume consumer electronics applications, such as personal computers and cell phones, as well as in high-volume automotive applications. We believe that the technological expertise and process know-how to manufacture complex multi-layered PCBs and the resource commitments to maintain state-of-the-art capabilities have tended to serve as barriers to entry into the high-end segments of the PCB industry. However, this trend is changing and Asian manufacturers have improved their technological capabilities for more advanced, high-volume consumer products. We have experienced increasing competition from Asian PCB companies and expect that trend to continue as electronic manufacturing service providers increase high-end commercial electronic equipment assembly and manufacturing in Asia to capitalize on lower-cost labor. However, many independent industry observers believe that certain advanced technologies and certain sensitive applications (e.g. military and aerospace) will continue to be mandated to be manufactured in traditional geographies like the U.S.

Customers and Markets

Our customers include leading OEMs in the communications and networking, computing and peripherals, test, industrial and medical electronics, defense and aerospace, and automotive industries. Our five largest OEM customers, who vary from year to year, accounted for a total of 37%, 36%, and 37% of our consolidated net sales during fiscal 2009, 2008 and 2007, respectively. Our strategic plan aims to diversify the customer base for our larger factories in Oregon and Asia. However, we expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future.

Our largest customer, Motorola, represented 13% of our net sales in fiscal 2009. No other customer accounted for 10% or more of our net sales in fiscal 2009.

Sales attributed to OEMs include sales made through electronic manufacturing service (EMS) providers. In fiscal 2009, 2008 and 2007, approximately 48%, 55% and 51%, respectively, of consolidated net sales were made through EMS providers. Although our contractual relationship is with the EMS providers, most of our shipments to EMS providers are directed by OEMs that negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several EMS providers and are awarded incremental discretionary orders directly from some of them.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Operations” for information regarding net sales by segment and net sales to each of our principal end-user markets.

Geographic Information

In fiscal 2009, 2008 and 2007, net sales to customers outside the United States totaled 46%, 36% and 37% of net sales, respectively.

Long-lived assets by geographic location were as follows at May 30, 2009, May 31, 2008 and May 26, 2007 (in thousands):
	2009	2008	2007
United States	$63,305	$79,172	$93,867
People’s Republic of China (including Hong Kong)	57,083	71,244	56,409
	$120,388	$150,416	$150,276

Sales and Marketing

We market our services and products through a field-based direct sales force, factory-based service personnel, field application engineers, and manufacturers’ representative firms in North America, Europe and Asia. We employ field application engineers in regions across North America, Europe and Asia that serve as the technical interface between our factories and our customers’ design engineering teams. Our field application engineers provide technical design assistance, including information and modeling data to help ensure that the customers’ final PCB design meets the intended electrical performance requirements, cost goals and guidelines for manufacturability. We believe this collaboration between our engineers with our customers’ designers provides us with a significant competitive advantage.

Supplier Relationships

We have strong relationships with certain suppliers of raw materials and services and believe these relationships help reduce the lead times associated with our acquisition of these materials and services and to reduce inventory carrying costs, enhance the quality and reliability of the supply of materials and reduce our transportation and other logistics costs. Some of our products use types of laminates that are only available from a single supplier that holds a patent on the material.

Manufacturing and Technology

Our PCBs manufactured in the U.S. typically employ advanced technology, such as various combinations of high layer counts, advanced materials, precision cavities, embedded passives, narrow circuit widths and separations of copper traces and small diameter holes, called “vias” and “microvias,” which connect internal circuitry. Our Asian facilities also employ advanced technology; however, Asia typically manufactures PCBs with lower layer counts and a narrower set of high-technology features. With the completion of the expansion project at our Huiyang, China plant, that facility has the capability to manufacture high-technology products with an average of 12 to 14 layers. We expect that future production in this plant will leverage these new technological capabilities. Our average layer count, which is a widely used technology measure of manufacturing capability, was 12.7 and 5.1 for PCBs manufactured in our North America and Asia facilities, respectively, during fiscal 2009.

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

We generally receive circuit designs directly from our customers in the form of electronic data files, which we review using our front-end engineering capabilities to ensure data accuracy and product manufacturability. To aid in the efficiency and accuracy of this review, we have globally implemented InPlan™, a suite of intelligent, fully integrated products for automating the PCB pre-production engineering process along with Genesis™ CAD-CAM software for design rule verification and manufacturing tools generation. This consistent set of tools standardizes across-the-globe manufacturing process planning, reduces cycle time and enhances quality. InPlan™ results in a centralized global customer specification database to enable planning and manufacturing anywhere in the world. Using these reviewed and optimized electronic requirements, we generate images of the circuit patterns that are developed on individual circuit board layers using advanced photographic processes. Through a variety of plating and etching processes, we selectively add and remove conductive materials, forming horizontal layers of thin traces, or circuits, which are separated by insulating material. We utilize TrueChemTM software for statistical process control to optimize quality of chemical processes in the manufacturing operation. A centralized web-based server network interface provides a standardized database platform for our facilities to monitor and control all of the complex process chemistries both on-site and from remote locations. A finished multi-layer PCB consists of a number of layers of circuitry laminated together using heat and pressure under vacuum. Vertical connections between layers are achieved by plating vias, which are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy. We specialize in high-layer PCBs with extremely fine geometries and tolerances. Because of the tolerances involved, we use clean rooms for certain manufacturing processes, in which tiny particles might otherwise create defects on the circuit patterns, and use automated optical inspection systems to ensure consistent quality.

Research and Development

Expenditures for research and development activities are included as a component of engineering expense on our consolidated statements of operations and are expensed as incurred. The Company incurs relatively small research and development expenses as most of the technology we produce is owned by our customers. Our engineering costs are generally related to the development of manufacturing process technology.

Competition

We believe our major competitors have factories principally located in the U.S. and Asia and have other international independent manufacturers that produce multi-layer PCBs, provide backplanes and other electronic assemblies and offer quick-turn services. Competitors include Daeduck Electronics Co., DDi Corp., Elec and Eltek, Meadville Holdings Ltd., LG Electronics, Multek Corporation (a division of Flextronics International Ltd.), Sanmina-SCI Corporation, TTM Technologies, Inc., WUS Printed Circuit Company Ltd., Viasystems Group Inc. and Ibiden Co., Ltd.

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

Further, our global footprint enables us to seamlessly transition customers’ products among our factories in North America and Asia. These transitions are necessary to efficiently meet the changing life cycle requirements of our customers’ products. We believe our customers recognize this unique value proposition as a competitive strength.

Backlog

Backlog comprises purchase orders received and, in some instances, forecast requirements released for production under customer contracts. Backlog totaled $27.6 million and $66.3 million at May 30, 2009 and May 31, 2008, respectively. Over the past fiscal year, user demand for products containing PCBs continued to decrease primarily as a result of the significant impact of the global economic slowdown. Backlog also varies with changes in standard lead times as customers place orders ahead of their delivery needs. Thus, longer lead times tend to increase our backlog. As of the end of fiscal 2008, we had lead times that extended beyond 10 weeks in North America and approximately eight weeks in Asia. In comparison, as of the end of fiscal 2009 our lead times in both regions were four weeks. Our reported backlog represents orders scheduled for delivery within 90 days. Customers may cancel or postpone all scheduled orders, in most cases without penalty. Therefore backlog may not be a meaningful indicator of future financial results.

Patents and Other Intellectual Property

Although we seek to protect certain proprietary technology and other intangible assets through patents, trademarks and trade secret protection, we believe our business depends primarily on our effective execution of fabrication techniques and our ability to improve manufacturing processes. We generally enter into confidentiality and non-disclosure agreements with our employees, consultants and customers, as needed, and generally limit access to and distribution of our proprietary information and processes. We cannot provide assurance that the steps taken by us will prevent the misappropriation of our technology and processes. Furthermore, effective proprietary process protection may not be available or may be limited in China or other foreign countries.

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

Our facilities in Huiyang and Huizhou, China are not currently compliant with all applicable environmental permits and requirements. We have worked cooperatively with regulators in China and have agreed upon a compliance plan and on-going implementation of this plan has occurred in fiscal 2008 and 2009. We do not anticipate any fines, penalties or unplanned costs to bring our facilities into compliance. We believe that our other facilities currently comply in all material respects with applicable environmental laws and regulations. However, we have, in the past, received certain notices of violations and been required to engage in certain minor corrective activities. There can be no assurance that violations will not occur in the future.

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

Employees

As of May 30, 2009, we had a total of approximately 2,950 employees. Approximately 1,950 of our employees are located in Asia. None of our employees are represented by a labor union. We have never experienced an employee-related work stoppage at any of our facilities. We believe our relationship with our employees is good, although, like most manufacturing companies, we have experienced employment-related claims from time to time.

Available Information

Our principal executive offices are located at 15725 SW Greystone Court, Suite 200, Beaverton, Oregon 97006 and our telephone number is (503) 716-3700. Our website address is www.merix.com. Our annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, and all amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, can be accessed, free of charge, at our website as soon as practicable after we file those reports with the Securities and Exchange Commission. Information contained on our website does not constitute, and shall not be deemed to constitute, part of this report and shall not be deemed to be incorporated by reference into this report.

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

Current conditions in the global economy and the major industry sectors that we serve may materially and adversely affect our business and results of operations.

Our business and operating results will continue to be affected by worldwide economic conditions and, in particular, conditions in the communications & networking, automotive, computing & peripherals, and test, industrial & medical, and defense & aerospace markets that we serve. As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges currently affecting the global economy, our customers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase products produced by our customers which would have a material adverse effect on us. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. Although the United States government and the governments of other countries have enacted, and may enact further, various economic stimulus programs, there can be no assurance as to the effectiveness of these programs, and with respect to future programs, the timing and effectiveness of such programs. If the global economic slowdown continues for a significant period or there is significant further deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

We are dependent upon the electronics industry, which is highly cyclical and suffers significant downturns in demand resulting in excess manufacturing capacity and increased price competition.

The electronics industry, on which a substantial portion of our business depends, is cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. This industry has experienced periods characterized by relatively low demand and price depression and is likely to experience recessionary periods in the future. Economic conditions affecting the electronics industry in general, or specific customers in particular, have adversely affected our operating results in the past and may do so in the future. Currently, the global economy has been greatly impacted by the global recessionary conditions linked to a collapse of values in the U.S. home mortgage sector, volatile fuel prices, and a changing political and economic landscape. These factors have contributed to historically low consumer confidence levels resulting in a significantly intensified downturn in demand for products incorporating PCBs, which has in turn adversely affected our results of operations for fiscal 2009.

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

Due to the severe downturn in the economic environment, coupled with our recent financial performance, we have noted and expect to see continuing concern from our customers about our ability to continue operations in the current environment. In order to minimize reductions to net sales that could result from customer concerns about our financial health, we are actively engaging with our significant customers to allay their concerns. We have not had any major customer cease doing business with us as a result of concerns about our stability, though it is possible that orders have been reduced as customers seek to secure an alternate vendor of our products. However, if one or more major customers were to significantly reduce its purchases from us, it could have a material adverse effect on our results of operations.

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

If we conclude we have significant, long-term excess capacity, we may decide to permanently close one or more of our facilities, and lay off some of our employees. Closures or lay-offs could result in the recording of restructuring charges such as severance, other exit costs, and asset impairments.

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

Historically, we have derived a significant portion of our consolidated net sales from a limited number of customers. Our five largest OEM customers, which vary from period to period, represented 37% and 36% of our consolidated net sales during fiscal 2009 and 2008, respectively. Net sales to one customer individually represented 13% of consolidated net sales during fiscal 2009. We expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our consolidated net sales and have a material adverse effect on our results of operations and financial condition. Further, as part of our plan to improve the profitability of our North American operations we have reduced our reliance on certain customers and products that have historically generated significant revenues for Merix. We anticipate retaining a meaningful portion of this business, but there can be no assurance we will be successful. An unplanned loss of a large portion of this revenue could adversely affect our financial results.

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

In total, five entities represented approximately 41% of the consolidated net trade accounts receivable balance at May 30, 2009, individually ranging from approximately 5% to approximately 18%. Our OEM customers direct our sales to a relatively limited number of electronic manufacturing service providers. Our contractual relationship is typically with the electronic manufacturing service providers, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to electronic manufacturing service providers, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our financial condition and results of operations would be adversely affected.

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

Sales to EMS providers represented approximately 48% of our net sales in fiscal 2009. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth and concentration of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs within their own businesses. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs to these EMS providers, our business, results of operations and financial condition may be harmed.

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

A significant portion of Merix Asia’s products are sold to customers in the automotive industry., Net sales to the automotive market accounted for approximately 20% of our consolidated net sales in fiscal 2009 and 19% of our outstanding accounts receivable at May 30, 2009. As a result, Asia’s results of operations may be materially and adversely affected by market conditions in the automotive industry. Automotive production and sales are cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Any significant economic decline that results in a reduction in automotive production and sales by Asia’s customers could have a material adverse effect on Merix’ business, results of operations and financial condition.

We have experienced significant decreases in demand from our automotive customers who have been affected by the significant economic difficulties facing the automotive industry. Recent public bankruptcies and liquidity concerns of certain companies in the automotive supply chain could impact our future demand levels and the collectibility of outstanding receivables and consigned inventory with this customer base. A prolonged downturn or the failure of one or more of our automotive customers could result in the impairment of assets invested in this end market, including our Huizhou, China facility, which is heavily reliant on the automotive industry for sales of its products.

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

Due to the global economic downturn, the Company has made substantial reductions-in-force, including a number of significant management and professional personnel. The Company does not anticipate the loss of any of the personnel will have a material impact on its operations and has attempted to mitigate the impact of the change in personnel. However, there can be no assurance that these risks are fully mitigated.

Successful execution of our day-to-day business operations, including our manufacturing process, depends on the collective experience of our employees and we have experienced periods of high employee turnover. If high employee turnover persists, our business may suffer and we may not be able to compete effectively.

We rely on the collective experience of our employees, particularly in the manufacturing process, to ensure we continuously evaluate and adopt new technologies and remain competitive. Although we are not generally dependent on any one employee or a small number of employees involved in our manufacturing process, we have generally experienced high employee turnover at our Asian facilities. If we are not able to replace these people with new employees with comparable capabilities, our operations could suffer as we may be unable to keep up with innovations in the industry or the demands of our customers. As a result, we may not be able to continue to compete effectively.

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

Any one, or a combination, of these risks may have a material adverse effect our business operations, our results of operations and/or our financial position.

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

Our operations in the People’s Republic of China subject us to risks and uncertainties relating to the laws and regulations of the People’s Republic of China (PRC).

Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade, investment and greater economic decentralization. However, the government of the PRC may not continue to pursue such policies. Despite progress in developing its legal system, the PRC does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. For example, the PRC recently passed a unified enterprise income tax law, which changes and increases the income tax on foreign-owned facilities. The PRC also recently enacted new labor laws that became effective January 1, 2008 that make it more difficult and expensive for companies to make changes in their workforce. Further, the law requires certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce in the PRC, the new labor law could adversely affect our ability to enact such changes in a manner that is most advantageous to our circumstances or that is timely and cost effective. Additionally, in response to inflationary concerns, wages in certain provinces in China have increased in the past and may continue to do so in the future. In the current economic environment, these concerns are not as significant, but could arise in the future due to improving demand for products or services produced in the region. Significant increases in wages paid to employees in our Asia facilities could reduce our profitability.

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

For example, in the winter months of fiscal 2008, certain areas of Southern China faced electrical power constraints which resulted from extreme winter weather in the area. In order to deal with the power constraints, the Southern China Province Government initiated a power rationing plan through May 2008. We may experience issues in the future with obtaining power or other key services due to infrastructure weaknesses in China that may impair our ability to compete effectively as well as adversely affect revenues and production costs. Any additional or extended power supply rationing could adversely affect our China operations.

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

In the first half of fiscal 2009, we completed efforts to significantly expand the Huiyang, China-based facility. This expansion and any other future capacity expansion with respect to our facilities will expose us to significant start-up risks including:

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

Our forward-looking statements depend upon a number of assumptions and include our ability to execute tactical changes that may adversely affect both short-term and long-term financial performance. The success of our expansion efforts will depend upon our ability to expand, train, retain and manage our employee base in both Asia and North America. If we are unable to effectively do so, our business and results of operations could be adversely affected.

In addition, if our consolidated net sales do not increase sufficiently to offset the additional fixed operating expenses associated with our Asian operations, our consolidated results of operations may be adversely affected. If demand for our products do not meet anticipated levels, the value of the expanded operations could be significantly impaired, which would adversely affect our results of operations and financial condition.

Failure to maintain good relations with minority investors in our China manufacturing facilities could materially adversely affect our ability to manage our Asian operations.

Currently, we have two PCB manufacturing plants in the PRC that are each partially owned by a separate Chinese company. While we are the majority interest holder in both of these companies, there is a minority interest holder in each subsidiary, owning a 5% and 15% share in our Huiyang and Huizhou plants, respectively. These minority holders are local investors with close ties to local economic development and other government agencies. The investors are the leaseholders for the land on which the plants owned by our Chinese operating companies are located. In connection with the negotiation of their investments, the local investors secured certain rights to be consulted and consent to certain operating and investment matters concerning the plants and to board representation. Failure to maintain good relations with the investors in either China joint venture could materially adversely affect our ability to manage the operations of one or more of the plants and our ability to realize the anticipated benefits of the Asian acquisition.

We lease land for all of our owned and leased manufacturing facilities in China from the Chinese government under land use rights agreements that may be terminated by the Chinese government.

We lease from the Chinese government, through land use rights agreements, the land where our  Chinese manufacturing facilities are located. Although we believe our relationship with the Chinese government is sound, if the Chinese government decided to terminate our land use rights agreements, our assets could become impaired and our ability to meet our customers’ orders could be impacted. This could have a material adverse effect on our financial condition, operating results and cash flows.

We do not currently have options to renew our leased manufacturing facility in the PRC and failure to renew such lease could adversely affect our ability to realize the anticipated benefits of the Asian acquisition.

Our Huizhou manufacturing facility is leased from a Chinese company under an operating lease that expires in 2010 and does not contain a lease renewal option. Although the landlord also has a minority interest in our subsidiary that operates the facility, this minority interest holder may choose to not renew our lease. We have renewed this lease in the past and in July 2009, the lessor indicated that it will extend the lease by one year, although no lease amendment has been finalized. Failure to maintain good relations with this investor could materially adversely affect our ability to negotiate the renewal of our operating lease or to continue to operate the plant. In addition, the lease renewal allows early termination by either party, so failure to maintain good relations with this investor could materially impact our continued leasehold of the facility. Further, zoning and changes in laws in China could impair the ability of the landlord to extend or renew the lease.

Our bank credit covenant that limits our incremental investment in Merix Asia may restrict our ability to adequately fund our Asian operations and our growth plans in Asia.

Merix has a bank credit agreement covenant that limits the incremental investment into Merix Asia to $40 million and provides that our investments cannot be made if a default exists under the credit agreement or the Excess Availability (defined in the credit agreement as a function of outstanding borrowings and available cash) is less than $20 million. As of May 30, 2009, we had advanced Asia approximately $5.3 million against the incremental investment limit. The advance to Asia was reduced significantly by an intercompany sale of accounts receivable from the Asia subsidiary to the U.S. parent company during the second quarter of fiscal 2009. If our Asian operations at any time require an amount of cash greater than our available capital resources, or than is permitted to be advanced under applicable credit agreements, there is risk that we will not be able to fund our Asian operations or achieve our growth plans in Asia.

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

We face a risk that capital needed for our business and to repay our debt obligations will not be available when we need it or may not be available to us on favorable terms, if at all. Additionally, our leverage and debt service obligations may adversely affect our cash flow, results of operations and financial position.

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

As of May 30, 2009, we had total indebtedness of approximately $78.0 million, which represented approximately 54% of our total capitalization. We also have $37.3 million unused availability under a secured bank revolving line of credit that if utilized would increase our leverage.

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

Additionally, we are exposed to interest rate risk relating to our revolving credit facility which bears interest based, at our election, on either the prime rate or LIBOR plus an additional margin based on our use of the credit facility. At May 30, 2009, there was $8.0 million outstanding under the revolving line of credit. When we utilize our revolving credit facility to meet our capital requirements, we are subject to market interest rate risk that could increase our interest expense beyond expected levels and decrease our profitability.

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

Due to the substantial variance between our market capitalization based on the current trading price range for our common stock and the net asset value reflected in our consolidated balance sheet, as well as other factors regarding our results of operations and the current economic environment, management has undertaken quarterly assessments of potential impairment of the Company’s long-lived assets in fiscal 2009. An impairment charge was recorded in fiscal 2009 to reduce the value of goodwill recorded in the acquisition of our Asia operations to $0. We have also performed an assessment for potential impairment of other long-lived assets and determined that no further impairment charges are required as of May 30, 2009. However, it is possible that further impairment charges may be recorded in the future, which would adversely affect our results of operations and financial condition.

As of May 30, 2009, our consolidated balance sheet reflected $18.3 million of goodwill and intangible assets. We periodically evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and intangible assets, which could adversely affect our results during the periods in which such a reduction is recognized. Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, adversely affect our earnings.

As a result of the implementation of a global ERP system, unexpected problems and delays could occur and could cause disruption to the management of our business and significantly increase costs.

During fiscal 2008, we completed the implementation for our world-wide ERP system at our North American operations. The new ERP system is integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. We implemented the ERP system at our Asian operations in August 2008. These systems are new to us and we have not had extensive experience with them.

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

We have previously identified a material weakness in controls over financial reporting for our Asia operations, which has been remediated as of May 30, 2009. At the time of the acquisition in September 2005, Asia had weak internal controls over financial reporting and needed to develop processes to strengthen its accounting systems and control environment management. We have devoted significant time and resources to improving the internal controls over financial reporting since the acquisition to remediate this material weakness. See Item 9A(T). “Controls and procedures.”

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

The closing trading price of our common stock has fluctuated from a low of less than $0.20 per share to a high of more than $70.00 per share over the past 15 years.

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

We may, in the future, sell additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to raise capital. We may also issue additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to finance future acquisitions. Further, a substantial number of shares of our common stock are reserved for issuance pursuant to stock options. As of May 30, 2009, we had approximately 2.6 million outstanding options, each to purchase one share of our common stock, issued to employees, officers and directors under our equity incentive plans. The options have exercise prices ranging from $1.62 per share to $67.06 per share. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options was exercised and the stock issued was immediately sold into the public market. Further, the exercise of these options could have a dilutive impact on other shareholders by decreasing their ownership percentage of our outstanding common stock. If we attempt to raise additional capital through the issuance of equity or convertible debt securities, the terms upon which we will be able to obtain additional equity capital, if at all, may be negatively affected since the holders of outstanding options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such options.

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

Our common stock is at risk for delisting from the NASDAQ Global Market. If it is delisted, our stock price and the liquidity of our common stock may be impacted.

Our stock price traded below $1.00 from October 2008 to July 2009. The NASDAQ has waived the minimum $1.00 per share bid price requirement until July 31, 2009. If the bid price remains below $1.00 for 30 consecutive business days after July 31, 2009, we could receive notice from the NASDAQ Global Market stating that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. We would then have 180 calendar days to regain compliance, which can be achieved if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. However, if we did not regain compliance with the minimum bid price rule within the 180 calendar days, NASDAQ may permit us to transfer the listing of our common stock to the  NASDAQ Capital Market if we satisfy the requirements for initial listing on the NASDAQ Capital Market other than the bid price requirement. If we met such criteria, we would be afforded an additional 180 calendar days in order to regain compliance with the minimum bid price rule. If we fail to meet NASDAQ’s requirements for continued listing, our common stock may be delisted. If our common stock is delisted, our stock price, as well as the liquidity of our common stock, may be adversely impacted.

If we fail to be listed on an established national securities exchange or automated over-the-counter trading market, holders of our 4% Convertible Notes due 2013 (the Convertible Notes) could require us to repurchase their Convertible Notes. Failure to repurchase or refinance the Convertible Notes in that scenario would result in a default under our revolving credit facility.

We intend to pursue all available options to ensure our continued listing on the NASDAQ Global Market, including, if necessary effecting a reverse stock split of our outstanding common stock, subject to approval by our shareholders.

If we effect a reverse stock split, the liquidity of our common stock and market capitalization could be adversely affected.

A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in our overall market capitalization. If the per share market price does not increase proportionately as a result of the reverse split, then the value of our company as measured by our market capitalization will be reduced, perhaps significantly. In addition, because the reverse split will significantly reduce the number of shares of our common stock that are outstanding, the liquidity of our common stock could be adversely affected.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have approximately 362,500 square feet of manufacturing, warehouse and administration facility space in Oregon and California, with our global headquarters located at our Beaverton, Oregon facility. We also have approximately 385,000 square feet of manufacturing and administration space in the PRC. Our major facilities are as follows:

Location	Type of Facility	Approximate size (sq. ft.)	Owned/ Leased
Beaverton, Oregon	Corporate executive offices	19,100	Leased
Forest Grove, Oregon	Manufacturing and warehouse	248,000	Owned
	Administration	62,500	Owned
San Jose, California	Manufacturing and warehouse	40,000	Leased
Huiyang, China	Manufacturing, warehouse and administration	250,000	Owned(1)
Huizhou, China	Manufacturing, warehouse and administration	135,000	Leased(2)

(1)	We own the facility; however, the land is leased under a land use right agreement with the PRC government.
(2)	The land is leased under a land use right agreement with the PRC government.

All facilities are certified under the ISO 9001:2000 quality assurance model. This certification requires that we meet standards related to management, production and quality control, among others. We use total quality management systems to meet the highest industry standards for product quality. Our North American facilities are Military Specification 31032 certified for participation in government defense programs.

In addition to the properties shown above, we own a building and related land use lease rights in Hong Kong which formerly housed manufacturing, warehousing and administrative offices. We used this location for administrative functions through July 15, 2009, at which time the property was vacated. This property is being actively marketed for sale and is included in assets held for sale on our consolidated balance sheet at May 30, 2009.

Item 3.  Legal Proceedings

We are, from time to time, made subject to various legal claims, actions and complaints in the ordinary course of business. Except as disclosed below, we believes that the outcome of the litigation should not have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

Securities Class Action

Four purported class action complaints were filed against us and certain of our executive officers and directors in the first quarter of fiscal 2005. The complaints were consolidated in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. After the court granted our motion to dismiss without prejudice, plaintiffs filed a second amended complaint seeking an unspecified amount of damages. That complaint alleged that the defendants violated the federal securities laws by making certain inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering of approximately $103.4 million of our common stock. In September 2006, the Court dismissed that complaint with prejudice. The plaintiffs appealed to the Ninth Circuit Court of Appeals. In April 2008, the Ninth Circuit reversed the dismissal of the Second Amended Complaint. We sought rehearing which was denied and rehearing en banc which was also denied. We obtained a stay of the mandate from the Ninth Circuit filed a certiorari petition with the United States Supreme Court on September 22, 2008. On December 15, 2008, the Supreme Court denied our certiorari petition and the case was remanded back to the U.S. District Court for the District of Oregon. On May 15, 2009, the plaintiffs moved to certify a class of all investors who purchased in the public offering and who were damaged thereby. The Court has not yet ruled on that motion. The case is currently in the discovery phase.

We have not created any reserve for potential liability for settlements or judgments on the claim discussed above because the potential liability is neither probable nor estimable. Even when we record a liability, the amount of our estimates of costs or liabilities may be subsequently revised. In addition to the direct costs of litigation, pending or future litigation could divert management’s attention and resources from the operation of our business. Accordingly, our operating results and financial condition could be adversely affected.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices
Our common stock is quoted on the NASDAQ Global Market under the symbol MERX. The high and low sales prices of our common stock as quoted by the NASDAQ Global Market for the past two fiscal years were as follows:

Fiscal 2009	High	Low
Quarter 1	$2.60	$1.86
Quarter 2	1.90	0.17
Quarter 3	0.65	0.20
Quarter 4	0.72	0.23

Fiscal 2008	High	Low
Quarter 1	$8.52	$5.66
Quarter 2	7.15	5.57
Quarter 3	5.70	2.34
Quarter 4	2.65	1.86

The approximate number of beneficial shareholders and shareholders of record at July 27, 2009 was 3,300 and 140, respectively.

Dividends

We have never declared or paid any cash dividends on our common stock. Our Revolving Credit Agreement described more fully in Note 11 to the Consolidated Financial Statements contains covenants prohibiting payment of dividends, except distributions to minority interest holders for our subsidiaries in China. We do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities
We repurchased the following shares of our common stock during the fourth quarter of fiscal 2009:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
March 1, 2009 to April 4, 2009	-	$-	-	-
April 5, 2009 to May 2, 2009	-	-	-	-
May 3, 2009 to May 30, 2009	27,639	0.63	-	-
Total	27,639	$0.63	-	-

Purchases during the fourth quarter of fiscal 2009 represented shares purchased by the Company from employees from which the proceeds are remitted to pay the employees’ withholding taxes due at the time the employees’ restricted stock awards vest under our equity-based compensation plans.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Merix Corporation, The NASDAQ Composite Index
And Peer Group - SIC 3672

$160
$140
$120
$100
$80
$60
$40
$20
$0
5/04
5/05
5/06
5/07
5/08
5/09
Merix Corporation
NASDAQ Composite
Peer Group - SIC 3672

*$100 invested on 5/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending May 31.

Cumulative Total Return	May 2004	May 2005	May 2006	May 2007	May 2008	May 2009
Merix Corporation	100.00	67.76	89.91	69.81	23.36	4.77
NASDAQ Composite	100.00	104.91	113.08	136.66	132.60	92.61
Peer Group – SIC 3672	100.00	77.04	96.80	67.60	48.60	30.71

Item 6.  Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share amounts)	2009	2008	2007	2006	2005
Statement of Operations Data(1)
Net sales	$287,127	$378,637	$400,496	$303,978	$186,994
Gross profit(2)	22,186	37,859	65,571	53,584	23,789
Severance and impairment charges(3)(4) (5)	24,895	15,686	81,414	1,135	-
Income (loss) from continuing operations	(49,264)	(25,551)	(71,915)	1,609	(2,610)
Loss from discontinued operations, net of tax	-	-	(517)	(177)	-
Net income (loss)	(49,264)	(25,551)	(72,432)	1,432	(2,610)

Basic income (loss) per share from continuing operations	$(2.34)	$(1.22)	$(3.52)	$0.08	$(0.14)
Basic loss per share from discontinued operations	-	-	(0.03)	(0.01)	-
Basic net income (loss) per share	$(2.34)	$(1.22)	$(3.55)	$0.07	$(0.14)

Diluted income (loss) per share from continuing operations	$(2.34)	$(1.22)	$(3.52)	$0.08	$(0.14)
Diluted loss per share from discontinued operations	-	-	(0.03)	(0.01)	-
Diluted net income (loss) per share	$(2.34)	$(1.22)	$(3.55)	$0.07	$(0.14)

Shares used in basic per share calculations	21,098	21,019	20,406	19,519	19,224
Shares used in diluted per share calculations	21,098	21,019	20,406	19,715	19,224

	2009	2008	2007	2006	2005
Balance Sheet Data
Cash and cash equivalents	$17,571	$5,728	$17,175	$12,280	$9,130
Short-term investments	-	-	9,025	18,525	68,555
Accounts receivable, net	43,285	73,153	76,825	75,277	37,338
Working capital	32,304	41,453	70,066	59,544	99,461
Total assets	200,670	267,441	286,857	378,930	253,941
Long-term debt	78,000	70,000	75,503	98,732	27,000
Shareholders’ equity	66,523	113,774	138,444	202,125	198,011

(1)	Includes the results of Merix Asia from September 29, 2005 and the results of acquired operations in San Jose from December 10, 2004.
(2)
Fiscal 2006 and fiscal 2005 gross profit have not been revised on a comparative basis for the reclassification of certain engineering costs to cost of goods sold as presented for fiscal 2009, 2008 and 2007.

(3)	Severance and impairment charges in fiscal 2009 are comprised primarily of the following:
•	a $20.5 million charge to reduce the value of goodwill recorded in the Asia acquisition to $0;
•	a $1.1 million charge for Wood Village lease termination lease termination costs; and

•
$3.1 million for severance costs related to reductions-in-force in response to the decline in demand as a result of deteriorating global economic conditions. See Note 15 of Notes to Consolidated Financial Statements for additional information.

(4)      Severance and impairment charges in fiscal 2008 included the following:
•	a $1.6 million charge for severance costs and $0.4 million in asset impairments related to the closure of our Hong Kong facility and other restructuring actions at Merix Asia;
•
$13.5 million in charges related to the closure of our Wood Village facility, including $12.3 million in asset impairments and other restructuring costs and $1.2 million related to severance payments; and

•	a $0.4 million charge for severance costs related to executive termination.
(5)      Severance and impairment charges in fiscal 2007 included the following:
•	a $1.5 million charge for severance, primarily related to our former Chief Executive Officer;
•
a $26.6 million impairment charge in the fourth quarter of fiscal 2007 related primarily to the property, plant and equipment and land use rights of our Hong Kong facility. In addition, it includes a $0.2 million charge related to specific assets at our Oregon facility which were determined to have limited future use; and

•	a $53.3 million charge in the fourth quarter of fiscal 2007 for goodwill impairment, which included $14.2 million for Merix San Jose and $39.1 million for our Asia operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a leading global manufacturing service provider of technologically advanced printed circuit boards (PCBs) for original equipment manufacturer (OEM) customers and their electronic manufacturing service (EMS) providers. Our principal products are complex multi-layer rigid PCBs, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. The market segments we serve are primarily in commercial equipment in the communications and networking, computing and peripherals, test, industrial and medical, defense and aerospace, and automotive markets. Our markets are generally characterized by rapid technological change, high levels of complexity and short product life cycles, as new and technologically superior electronic equipment is continually being developed.

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

We fulfill our value proposition by leveraging the following manufacturing facilities:

North America
•	Our Oregon manufacturing facility provides quality quick-turn and volume manufacturing services for mid- to high-technology PCBs.
•	Our San Jose manufacturing facility provides quick-turn manufacturing services for design and prototype applications of mid- to high-technology PCBs.

Asia – our Asian manufacturing facilities give us access to the growing lower-cost Asian manufacturing environments.
•	Our factory in Huizhou provides high quality lower technology PCBs primarily to automotive customers.
•	Our Huiyang facility is targeted at mid- to high-technology production and is more closely aligned with our capabilities in the United States.

Operating Segments

Today, our business has two operating segments defined by geography: (1) North America and (2) Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. Each operating segment operates predominately in the same industry with production facilities that produce similar customized products for our global customers. The chief decision maker for all of our operating segments is our Chief Executive Officer.

Prior to fiscal 2009, we reported three operating segments: 1) Oregon, 2) San Jose and 3) Asia. This was deemed appropriate as the operations of San Jose and Asia were managed individually for a time after the acquisition of the San Jose subsidiary in fiscal 2005 and the acquisition of the Asia subsidiary in fiscal 2006. Subsequent to the hiring of our current Chief Executive Officer at the end of fiscal 2007 and the hiring of a Vice President of North American operations at the end of fiscal 2008, our management team and management reporting was restructured to focus on managing the businesses in North America and Asia as two cohesive business units. In the fourth quarter of fiscal 2009, an assessment of segment reporting requirements under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” was undertaken. It was determined that the San Jose subsidiary did not meet the criteria of an operating segment under SFAS No. 131. As such, fiscal 2008 and fiscal 2007 financial information has been revised to present operating segment information consistently with the current year presentation.

Markets and Customers

The following table presents the percentage of net sales, by segment, for significant customers comprising greater than 10% of total net sales in fiscal 2009, 2008 or 2007:

		Cisco			Motorola
	2009	2008	2007	2009	2008	2007
North America	16%	20%	24%	12%	12%	16%
Asia	*(1)	*(1)	*(1)	13%	8%	*(1)
Consolidated	8%	11%	15%	13%	10%	11%

(1) Less than 1%

Approximately 48%, 55% and 51%, respectively, of our OEM sales in fiscal 2009, 2008 and 2007 were made to EMS providers. Although our contractual relationship is with the EMS provider, most of our shipments to EMS providers are directed by OEMs that negotiate product pricing and volumes directly with us. In addition, we are on the approved vendor list of several EMS providers and are awarded incremental discretionary orders directly from some of them.

Backlog

Backlog represents purchase orders received and, in some instances, forecast requirements released for production under customer contracts. Backlog shippable within the next 90 days totaled $27.6 million and $66.3 million at May 30, 2009 and May 31, 2008, respectively. The decrease in backlog is due to a decrease in demand experienced in fiscal 2009 as a result of the significant impact of the decline in general economic conditions, and also due to the reduction in lead times achieved during fiscal 2009. Compared to the average booking rate, backlog was abnormally high at the end of fiscal 2008 due to extended customer lead times resulting from the fourth quarter closure of our Wood Village facility requiring customer to place orders over a longer-than-normal period of time. As the production lead times were shortened during fiscal 2009, customers did not need to place orders as far in advance, leading to a reduction in orders placed in the current quarter that is shippable in future quarters.

Customers may cancel or postpone all scheduled orders, in most cases without penalty. Therefore, backlog may not be a meaningful indicator of future financial results.

Overview of Financial Results

The financial results of fiscal 2009 reflect the impact of a significant global economic contraction affecting many end markets, products and services. The deterioration in macroeconomic conditions has adversely affected the demand for most of Merix’ customers and has significantly reduced our orders, backlog and net sales.  Industry analysts have reported a decline of the North American PCB market of approximately 50% in the period comprising our fiscal year 2009. Current predictions for calendar 2009 project a contraction of approximately 20%-30% compared to calendar 2008. While analysts have indicated that visibility is limited, downward trends in industry bookings appeared to stabilize in spring 2009, and cautious estimates have been made that the industry could achieve a return to slow growth in calendar 2010.

Net sales of $287.1 million decreased by $91.5 million or 24% compared to fiscal 2008, resulting from a 33% decrease in net sales in our North American segment and a 15% decrease in net sales in our Asia segment. In response to falling demand in our customers’ end markets, net sales decreased 11% to 33% in each of our end markets, with the exception of a 4% increase in defense & aerospace. The relative strength in defense & aerospace reflects the lesser impact of economic conditions on demand in that end market as well as the impact of our efforts to expand our market presence with defense & aerospace customers.

Consolidated gross margin decreased to 7.7% in fiscal 2009 compared to 10.0% in fiscal 2008. Our North American segment’s gross margin decreased approximately 7 percentage points. Despite reductions in variable manufacturing costs consistent with the decrease in revenue and a reduction of approximately 20% in our labor and other fixed costs, reduced variable contribution margins on lower production volumes resulted in significantly lower gross margins. Our Asia segment gross margin increased by 2 percentage points, reflecting an improvement in product mix, a 20% reduction in our labor force, temporary factory closures and the cost efficiencies from the closing of our Hong Kong facility in the fourth quarter of fiscal 2008.

Operating expense of $39.0 million, excluding severance, asset impairment and restructuring charges, decreased by $6.1 million compared to fiscal 2008 due to aggressive cost containment programs implemented in response to the demand decreases during fiscal 2009.

Restructuring charges of $24.9 million were primarily comprised of a $20.5 million impairment charge recorded to write-off the remaining carrying value of goodwill related to the acquisition of Merix Asia, as well as $3.1 million in severance charges related to reductions-in-force implemented during fiscal 2009 and $1.1 million in Wood Village lease termination charges.

Net non-operating expense of $4.3 million in fiscal 2009 is primarily comprised of interest expense and foreign exchange losses. Net loss for fiscal 2009 totaled $46.0 million, or $2.34 per basic and diluted share.

During normal cyclical downturns, management’s attention would be focused on minimizing the negative impact on net income. However, given the significance of the current economic decline and reduced customer demand, we are principally focused on maximizing cash flow, maintaining and improving customer service and retaining factory capacity and flexibility. Our cash position, net of outstanding borrowings on our revolving credit facility, increased to $9.6 million at May 30, 2009 compared to $5.7 million at May 31, 2008. The improvement in our cash position resulted from approximately $27.1 million in cost savings achieved primarily as a result of management’s cost containment actions as well as continued improvements in the management of working capital. Accounts receivable as measured by days sales outstanding improved by 9 days to 67 days and inventory levels as measured by quarterly inventory turnover improved to 15 turns as of May 30, 2009 compared to 13 turns at the end of the prior fiscal year. These improvements were somewhat offset by a reduction in accounts payable as measured by days payable outstanding which shortened from 70 days to 57 days as we balanced our own cash needs with commitments to our vendors.

Results of Operations

Fiscal 2009 and fiscal 2007 consisted of 52 weeks, whereas fiscal 2008 consisted of 53 weeks. Accordingly, the results of operations for fiscal 2008 contain one additional week of activity as compared to fiscal 2009 and fiscal 2007. The following table sets forth our results of operations (in thousands).

	2009	2008	2007
Net sales	$287,127	$378,637	$400,496
Cost of sales	264,941	340,778	334,925
Gross profit	22,186	37,859	65,571
Engineering	2,121	1,810	1,705
Selling, general and administrative	34,915	40,963	44,477
Amortization of intangible assets	1,981	2,305	2,745
Severance, asset impairment and restructuring charges	24,895	15,686	81,414
Operating loss	(41,726)	(22,905)	(64,770)
Other income (expense), net	(4,317)	21	(4,994)
Loss from continuing operations before income taxes and minority interests	(46,043)	(22,884)	(69,764)
Provision for income taxes	2,628	1,502	1,412
Minority interest in net income of consolidated subsidiaries	593	1,165	739
Loss from continuing operations	$(49,264)	$(25,551)	$(71,915)

The following table sets forth our results of operations data as a percentage of net sales.

	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	92.3	90.0	83.6
Gross profit	7.7	10.0	16.4
Engineering	0.7	0.5	0.4
Selling, general and administrative	12.2	10.8	11.1
Amortization of intangible assets	0.7	0.6	0.7
Severance, asset impairment and restructuring charges	8.7	4.1	20.3
Operating loss	(14.5)	(6.0)	(16.2)
Other income (expense), net	(1.5)	0.0	(1.2)
Loss from continuing operations before income taxes and minority interests	(16.0)	(6.0)	(17.4)
Provision for income taxes	0.9	0.4	0.4
Minority interest in net income of consolidated subsidiaries	0.2	0.3	0.2
Loss from continuing operations (1)	(17.2)%	(6.7)%	(18.0)%

(1)  Percentages may not subtotal due to rounding.

Net sales

Net sales decreased $91.5 million, or 24%, to $287.1 million in fiscal 2009 compared to $378.6 million in fiscal 2008, and decreased $21.9 million, or 5% in fiscal 2008 compared to $400.5 million in fiscal 2007.

Segment and Per Unit Information

Net sales by segment were as follows (in thousands):

	2009	2008	2007
North America	$137,149	$203,202	$245,347
Asia	149,978	175,435	155,149
	$287,127	$378,637	$400,496

Selected statistical information is summarized below. We define the term “unit” as a panel produced. Percentage increases (decreases) in unit volume and pricing were as follows:

	Fiscal 2009 Compared to Fiscal 2008	Fiscal 2008 Compared to Fiscal 2007
North America:
Unit volume	(37%)	(14%)
Average unit pricing	8%	(4%)

Asia:
Unit volume	(23%)	(3%)
Average unit pricing	10%	16%

Consolidated:
Unit volume	(24%)	(4%)
Average unit pricing	0%	(1%)

Merix Consolidated

Consolidated unit sales volume decreased 24% in fiscal 2009 compared to fiscal 2008, driven primarily by decreases in demand from customers in each of our segments as further discussed below. Consolidated average unit pricing remained stable compared to fiscal 2008, despite increases recorded in both of our operating segments. This is primarily due to an overall shift in product mix from higher-technology, higher-priced PCBs produced by our North American facilities to generally lower-technology, lower-priced PCBs produced by our facilities in Asia. The Asia segment’s average price per unit is significantly lower than the North American segment and Asia net sales increased to 52% of total net sales in fiscal 2009, compared to 46% in fiscal 2008.

Consolidated unit sales volume decreased by 4% in fiscal 2008 compared to fiscal 2007, primarily due to a 14% decrease in North America as further discussed below, while consolidated average unit price decreased by 1% reflecting both a 4% decrease in North America due to a reduced mix of quick turn and premium services revenue and a higher mix of lower-priced Asia net sales as a percent of total net sales.

North America

Fiscal 2009 North America net sales of $137.1 million decreased by $66.1 million or 33% compared to net sales of $203.2 million in fiscal 2008. The reduction is primarily due to a 37% decrease in unit volume resulting from:

•	demand decreases resulting from the deterioration of macroeconomic conditions;
•	a strategic decision to rationalize our production and sales to select markets with a focus on more profitable parts;
•	strategic efforts assist our customers in the transition of production to our Asia manufacturing facilities;
•	capacity decrease as a result of the closure of our Wood Village facility in the fourth quarter of fiscal 2008; and
•	impact to customer relationships of the extended lead time issues experienced in the fourth quarter of fiscal 2008.

The volume decrease was partially offset by an 8% increase in average unit pricing compared to fiscal 2008, due primarily to our strategic efforts to utilize plant capacity for more profitable parts as well as increase higher-technology production, such as high density interconnect (HDI) panels, which generate higher average prices.

In fiscal 2008, North American segment net sales decreased by $42.1 million or 17% compared to $245.3 million in fiscal 2007. A 14% decrease in unit sales volume from fiscal 2007 to fiscal 2008 was primarily due to lower North American demand caused by cyclicality that is inherent in the PCB industry as fiscal 2007 represented a peak in cyclical demand. To a lesser extent, the decrease was related to the transitioning of production to either Merix Asia or other lower-cost offshore competitors and capacity constraints in the fourth quarter of fiscal 2008 as a result of the closure of the Wood Village facility. The

4% decrease in average unit pricing was due to reduced quick-turn and premium services revenue that typically carries a higher market price when compared to full lead time. Quick-turn and premium services generally represent a higher percentage of net sales during peak periods of cyclical demand, such as that experienced in fiscal 2007. Deteriorating global economic conditions result in excess North American production capacity. As such, customers can receive shorter lead-time deliveries at either full lead-time prices or at discounted prices.

Asia

Fiscal 2009 Asia net sales of $150.0 million decreased by $25.5 million or 15% compared to net sales of $175.4 million in fiscal 2008. The decrease is primarily due to a 23% reduction in unit sales volumes resulting from a drop in demand due to deteriorating global economic conditions. This decrease was partially offset by a 10% increase in average unit pricing as we continued successful efforts to improve our product mix through enhanced technology offerings from our Asia manufacturing operations.

Fiscal 2008 net sales for Asia increased by $20.3 million or 13% compared to $155.1 million in fiscal 2007. Despite a 3% drop in unit sales volumes, net sales increased due to a 16% increase in average unit pricing as a result of targeted growth in sales of higher-priced, higher-technology, higher-layer count panels that were enabled by increasing the technological capabilities of our Asia factories and generating increased awareness within our customer base about our manufacturing capabilities.

Net Sales by End Market

The following table shows, for the periods indicated, the amount of net sales to each of our principal end-user markets and their percentage of our consolidated net sales (dollars in thousands):

	2009		2008		2007
Communications & Networking	$116,482	40.6%	$159,535	42.1%	$176,756	44.1%
Automotive	58,423	20.4%	79,838	21.1%	73,677	18.4%
Computing & Peripherals	21,368	7.4%	32,111	8.5%	54,132	13.5%
Test, Industrial and Medical	36,238	12.6%	40,866	10.8%	34,140	8.5%
Defense & Aerospace	27,401	9.5%	26,468	7.0%	19,827	5.0%
Other	27,215	9.5%	39,819	10.5%	41,964	10.5%
	$287,127	100.0%	$378,637	100.0%	$400,496	100.0%

Net sales into the defense & aerospace end market increased by $0.9 million or 4% as a result of our strategic efforts in the North America segment to pursue growth opportunities in this sector. During fiscal 2009, we achieved key military certifications at both of our North American factories and have focused sales and marketing efforts on key defense & aerospace customers to leverage our North American manufacturing capabilities in this end market. The net sales increase in the defense & aerospace end market continues the trend commenced in fiscal 2008, in which net sales to this end market increased by $6.6 million and 33%.

The $43.1 million or 27% decrease in communications & networking in fiscal 2009 compared to fiscal 2008 was due primarily to the deterioration in global economic conditions and the related impact on end customer demand, as well as reductions in capacity resulting from the closure of the Wood Village facility in the fourth quarter of fiscal 2008.

The $21.4 million or 27% decrease in automotive in fiscal 2009 compared to fiscal 2008 was due primarily to the substantial reduction in global automobile sales experienced during fiscal 2009.

The $10.7 million or 34% decrease in computing & peripherals during fiscal 2009 compared to fiscal 2008 was due to reductions in end consumer demand for these products resulting from the global recession experienced during fiscal 2009. Substantial fluctuations in net sales to this end market can be experienced as it represents a relatively small portion of net sales and is comprised of a small number of significant customers.

Net sales to the test, industrial and medical end market decreased by $4.6 million or 11% in during fiscal 2009 compared to fiscal 2008. The decrease in net sales to this end market was not as significant as other markets due to our efforts to penetrate this market to diversify our customer base, and to a lesser extent, the fact that end user demand in this market has not decreased as substantially as markets serving consumer end users.

The $12.6 million or 32% decrease in net sales to Other end markets in fiscal 2009 compared to fiscal 2008 was primarily driven by demand decreases in response to deteriorating global economic conditions.

Compared to fiscal 2007, in fiscal 2008 we achieved net sales increases of $6.7 million (20%), in the test, industrial & medical end market and $6.6 million (33%) in the defense & aerospace market as a result of strategic efforts to penetrate these markets. Additionally, automotive end market net sales increased by $6.2 million and 8% due to management’s fiscal 2007 decision to disengage from certain unprofitable automotive programs, which were replaced by more profitable automotive revenue in fiscal 2008. Those net sales increases were offset by a reduction in demand resulting in decreases of $17.2 million (10%) in communications & networking, $22.0 million (41%) in computing & peripherals and $2.1 million (5%) in other end markets. These demand decreases were due primarily to the cyclicality of the North American PCB market and the loss of certain North American business to Asian competitors.

Net Sales by Geographic Region

In fiscal 2009, 2008 and 2007, net sales to customers outside the United States totaled 46%, 36% and 37% of net sales, respectively. There were no other countries outside of the United States to which sales totaled 10% or more of net sales in fiscal 2009, 2008 or 2007.

Cost of Sales and Gross Margin

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead. Cost of sales decreased $75.8 million, or 22%, to $264.9 million in fiscal 2009 compared to $340.8 million in fiscal 2008 and increased $5.9 million, or 2%, in fiscal 2008 compared to $334.9 million in fiscal 2007.

Beginning in fiscal 2009, we recorded an allocation of certain costs attributable to costs of sales in the Asia segment that were previously charged to the North America segment. Gross margin by segment for fiscal 2008 and fiscal 2007 has been revised to present comparable results using the same allocation methodology. Additionally, certain engineering costs which are directly related to the production of goods for sale have been reclassified into cost of sales in the fiscal 2008 and fiscal 2007 consolidated statements of operations.

Gross profit by segment was as follows (in thousands):
	2009	2008	2007
North America	$4,739	$21,489	$54,037
Asia	17,447	16,370	11,534
	$22,186	$37,859	$65,571

Our gross margin as a percentage of net sales by segment was as follows:

	2009	2008	2007
North America	3.5%	10.6%	22.0%
Asia	11.6%	9.3%	7.4%
	7.7%	10.0%	16.4%

North America

North America gross margin decreased to 3.5% in fiscal 2009 compared to 10.6% in fiscal 2008 primarily due to volume decreases in net sales as a result of the deteriorating macroeconomic conditions, particularly in the higher-margin quick-turn and premium services, which decreased by 40% compared to fiscal 2008. Factory margins are heavily influenced by factory utilization rates because the cost structure needed to produce PCBs is heavily weighted to fixed or step-variable costs. Our fixed cost levels were somewhat mitigated within the year as a result of cost reduction programs which resulted in a decrease of approximately 20% in labor and other fixed costs in fiscal 2009 compared to fiscal 2008. Despite these cost reductions, reduced variable contribution margins on lower production volumes resulted in lower gross margin.

The decrease in North America gross margin from fiscal 2007 to fiscal 2008 was primarily due to decreased demand and unit pricing compared to the North American PCB market cyclical peak experienced in fiscal 2007. Additionally, labor costs increased by $1.7 million due primarily to labor rate increases associated with adjustments to compensation and benefit levels in North America to align with local markets.

Asia

A number of costs, including those for labor, utilities and manufacturing supplies, incurred by our plants in China are denominated in Chinese renminbi. Strengthening or weakening of the Chinese renminbi relative to the U.S. dollar affects our cost of sales and profitability. The average exchange rate of the Chinese renminbi relative to the U.S. dollar increased 7% in fiscal 2009 and fiscal 2008 compared to the average exchange rate in the prior fiscal years, causing the costs of our Chinese operations to increase as stated in U.S. dollars. Despite this impact, Asia gross margin increased to 11.6% in fiscal 2009 compared to 9.3% in fiscal 2008, primarily as a result of improvements in the product mix due to higher-technology capabilities developed in our China-based facilities, which offset lower factory utilization rates resulting from a decrease in demand. We also achieved cost efficiencies due to the closing of our Hong Kong facility, completed in the fourth quarter of fiscal 2008. Asia has used formal reductions-in-force to a lesser extent than North America. Instead, we leveraged the higher labor attrition rates inherent in the Chinese labor market, reduced the number of hours of operations within our Asian factories through the use of temporary factory shutdowns and otherwise significantly reduced overtime costs. Along with other cost reduction measures, these actions have resulted in higher attrition and contributed to a $6.4 million reduction. The manufacturing labor force in Asia has been reduced by approximately 25% since its peak in the second quarter of fiscal 2009.

Asia gross margin increased from fiscal 2007 to fiscal 2008 primarily as a result of improvements in the product mix and better factory utilization rates. In addition, fiscal 2008 unit pricing was adjusted to reflect the increased cost of copper materials which occurred in fiscal 2007.

Engineering Costs

Engineering costs include indirect labor, materials and overhead to support the development of new manufacturing processes required to meet our customers’ technology requirements.

Engineering costs increased $0.3 million, or 17%, to $2.1 million in fiscal 2009 compared to $1.8 million in fiscal 2008 and increased $0.1 million, or 6%, in fiscal 2008 compared to $1.7 million in fiscal 2007. The increase in fiscal 2009 and fiscal 2008 was due primarily to costs to support the development of higher technology products in Asia.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs include indirect labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

SG&A costs decreased $6.1 million, or 15%, to $34.9 million in fiscal 2009 compared to $41.0 million in fiscal 2008 and decreased $3.5 million, or 8%, in fiscal 2008 compared to $44.5 million in fiscal 2007. The decrease is primarily due to lower labor costs resulting from headcount reductions, lower stock compensation expense, reduced commission expense on the lower revenue base and reduced overall expense levels due to aggressive cost management programs.

The decrease in fiscal 2008 compared to fiscal 2007 was primarily due to the combination of restructuring efforts completed during fiscal 2008 and our planned focus on consolidation and centralization of shared functional services across our segments. We also undertook a realignment of our arrangements with outside sales representatives, which decreased our commission expense in fiscal 2008.

Amortization of Intangible Assets

Amortization of identifiable intangible assets was $2.0 million, $2.3 million and $2.7 million, respectively in fiscal 2009, 2008 and 2007.

The $0.3 million decrease in fiscal 2009 and fiscal 2008 compared to the prior fiscal year was primarily due to the declining amortization on customer lists acquired in the purchase of our San Jose subsidiary and the full amortization of the San Jose non-compete agreements during fiscal 2007.

Our identifiable intangible assets balance at May 30, 2009 was $6.9 million and current amortization is approximately $0.4 million per quarter.

Severance, Impairment and Restructuring Charges

Total severance, impairment and restructuring charges were as follows (in thousands):
	2009	2008	2007
Goodwill impairment	$20,500	$-	$53,310
Asset impairment	702	12,465	26,628
Severance charges	3,121	3,188	1,476
Wood Village plant closure charges	1,090	241	-
Gain on sale of Hong Kong facility equipment	(567)	(301)	-
Legal and other restructuring costs	49	93	-
	$24,895	$15,686	$81,414

Fiscal 2009 Actions

Goodwill Impairment

As a result of the deepening economic downturn and resulting reduction in demand for our products, in the third quarter of fiscal 2009 an impairment charge of $20.5 million was recorded to reduce the value of goodwill recorded in the acquisition of the Asia subsidiary to $0.

Reductions-in-Force

Due primarily to the deteriorating macroeconomic conditions, we have taken cost reduction actions to mitigate declines in our net sales. Most of the larger cost reductions were related to three major reductions-in-force that occurred in September 2008, December 2008 and January 2009. These headcount reductions resulted in severance and related charges paid totaling approximately $2.0 million. We have also significantly reduced our labor costs due to attrition within our labor force, particularly in Asia. As of the end of fiscal 2009, we had reduced our labor force by approximately 22% compared to the end of fiscal 2008.

Executive Severance

During the fourth quarter of fiscal 2009, a reduction-in-force was implemented that impacted a number of individuals serving in executive functions, which resulted in severance charges of $1.1 million.

Disposal of Surplus Plant Assets

In the second quarter of fiscal 2009, we implemented a plan to dispose of certain surplus plant assets to streamline the utilization of our Oregon factory and recorded $0.7 million in impairment charges on the assets to be disposed. The sale of the assets was finalized in the third quarter of fiscal 2009. In the first quarter of fiscal 2009, we recorded a gain of $0.6 million related to the sale of equipment previously used at the Hong Kong facility.

Fiscal 2008 Actions

Hong Kong Facility and Other Asia Restructuring

In the first quarter of fiscal 2008, we committed to phasing out operations at our Hong Kong facility, closing the facility and relocating production to other manufacturing facilities. Full closure of the facility was completed in the fourth quarter of fiscal 2008. This closure was a part of our actions to consolidate our Asian operations into our lower-cost facilities in China and expand the facilities at the Huiyang plant to increase our manufacturing capacity and technological capabilities in China. We recorded approximately $1.5 million in severance and related costs in connection with closure of the Hong Kong facility, excluding amounts to be paid out to certain employees employed under a continuous contract for not less than five years (the Long Service Payment Plan). We received a total of approximately $2.3 million from the Long Service Payment Plan as a refund against the cash restructuring costs.

Additionally, we recorded $0.4 million in asset impairment charges related to the closure of the Hong Kong facility and other actions. We also recorded severance costs totaling $0.2 million due to other restructuring actions at Merix Asia in fiscal 2008.

Wood Village, Oregon Facility

In the third quarter of fiscal 2008, we approved a plan to close our manufacturing facility located in Wood Village, Oregon. This restructuring action was completed in the fourth quarter of fiscal 2008. Under the plan, we transitioned production from the Wood Village facility to our manufacturing facility located in Forest Grove, Oregon. Overall Oregon inner layer production capacity was reduced by approximately 40% and panel capacity was reduced by approximately 20%. The decision to close the facility was brought about by a number of factors including: (a) the continued migration of traditional Merix business to Merix Asia as well as other Asian based competitors; (b) continued erosion of North American gross margins, believed to result in part from the cyclicality that is part of the PCB industry; and (c) the requirement for identical capital equipment for the Huiyang capacity and technology expansion. The manufacturing operations of the Wood Village facility were ceased on March 1, 2008, and the facility was fully closed in April 2008.

We incurred charges totaling approximately $13.5 million in fiscal 2008 relating to the closure of the Wood Village facility, as well as other restructuring actions, comprising approximately $12.3 million in asset impairments and other costs, including lease termination costs and adjustments to the asset retirement obligation accrual for the Wood Village lease, and $1.2 million in severance payments.

In the fourth quarter of fiscal 2008, we entered into an agreement to sublease the facility for an amount substantially equal to its rental obligation commencing in the first quarter of fiscal 2009. During fiscal 2009, we recorded $1.1 million in additional lease termination charges as the sublease tenant is delinquent in payment of its sublease rentals and our management believes that it is likely that the current sublease agreement will be terminated.

Executive Severance

In the third quarter of fiscal 2008, we terminated our Executive Vice President of Global Operations. In accordance with the executive employment agreement related to this termination, we recorded $0.4 million of severance and related costs, which were paid in the fourth quarter of fiscal 2008.

Fiscal 2007 Actions

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

In the fourth quarter of 2007, we recorded a $26.6 million impairment charge related primarily to the property, plant and equipment and land use rights of our Hong Kong facility, which is part of the Asia operating segment. Due to continuing and forecasted future operating losses, we performed an impairment analysis pursuant to SFAS No. 144 utilizing market value analyses to determine the fair value of the assets. In addition, the $26.6 million charge included $0.2 million related to certain assets at our Oregon facility which were determined to have limited future use.

We also recorded a $53.3 million charge for goodwill impairment as a result of lower historical operating results than previously anticipated and lower future estimated cash flows. The $53.3 million charge consisted of a $14.2 million charge related to our San Jose manufacturing facility and a $39.1 million charge for Merix Asia.

Interest Income

Interest income decreased to $0.1 million in fiscal 2009 compared to $0.8 million in fiscal 2008 and $1.4 million in fiscal 2007.

The reduction in interest income in fiscal 2009 compared to fiscal 2008, and in fiscal 2008 compared to fiscal 2007 was primarily due to lower average cash and investment balances due to cash used for the expansion of our facility in Huiyang, China and implementation of our global ERP system and, to a lesser extent, the impact of the decrease in market interest rates over the past two fiscal years.

Interest Expense

Interest expense decreased $0.2 million, or 5%, in fiscal 2009 to $3.9 million compared to $4.1 million in fiscal 2008 and decreased $1.3 million, or 24%, compared to $5.4 million in fiscal 2007.

The decrease in fiscal 2009 compared to the prior fiscal year is primarily due the third quarter fiscal 2008 repayment of $2.5 million of outstanding principal on the subordinated promissory note issued in connection with the acquisition of Merix Asia. At that time, the remaining $5.1 million outstanding balance was eliminated as further discussed below.

The decrease in fiscal 2008 compared to fiscal 2007 was due primarily to the repayment of $16.1 million of debt in the first three quarters of fiscal 2007, a $3.4 million reduction in our $11.0 million subordinated promissory note in connection with the reduction in the purchase price of Merix Asia in the second quarter of fiscal 2007, and the settlement of the remaining outstanding balance on the subordinated promissory note in the third quarter of fiscal 2008.

Debt Extinguishment Costs

Debt extinguishment costs of $0.5 million in fiscal 2008 were incurred in relation to the replacement of our $55 million revolving line of credit facility.

Gain on Settlement of Debt

Under the terms of the subordinated note payable related to the Merix Asia acquisition, a principal payment of approximately $2.1 million would ordinarily have been due December 1, 2007. However, we exercised our rights under the subordinated note not to make this payment due to Merix’ claims against the seller. On January 25, 2008, we settled these claims and made a payment of $2.5 million to settle all remaining obligations under the subordinated promissory note. The remaining balance of $5.1 million outstanding on the subordinated note payable was eliminated in exchange for us releasing the seller from all past and any future claims relating to the Asia acquisition. We do not expect any of the other settlement terms to have a material impact on our results of operations or financial position.

Other Expense, net

Net other expense decreased $0.8 million to $0.5 million in fiscal 2009 compared to $1.3 million in fiscal 2008 and increased $0.3 million in fiscal 2008 compared to $1.0 million in fiscal 2007, due primarily to fluctuations in loss on foreign currency transactions related to the changes in the exchange rate for the U.S. dollar compared to the Chinese renminbi.

Provision for Income Taxes

Our provision for income taxes is the result of the mix of profit and loss earned in various tax jurisdictions with a broad range of income tax rates. On a quarterly basis, we evaluate our provision for income taxes based on our projected consolidated results of operations for the full year and we record an adjustment during the current quarter accordingly.

In fiscal 2009, 2008 and 2007, our effective income tax rate was (5.7%), (6.6%) and (2.0%), respectively.

Our effective income tax rate in fiscal 2009 and fiscal 2008 differs from tax computed at the federal statutory rate primarily as a result of our mix of earnings in various tax jurisdictions, the diversity in income tax rates, tax and interest accrued on the potential liability for uncertain tax positions pursuant to FIN 48, and our continuous assessment of the realization of our deferred tax assets. The effective tax rate reflects current taxes expected to be paid in profitable jurisdictions and maintenance of valuation allowances in jurisdictions with cumulative losses or profitability risks.

In fiscal 2008, we reversed a net $1.2 million of valuation allowance against certain Asia deferred tax assets. This reversal is reflected on our financial statements as a $1.2 million increase in deferred tax assets, a $0.5 million decrease to goodwill and a $1.0 million decrease to tax expense. In addition, we recorded $2.9 million in potential liability for uncertain tax positions related to the adoption of FIN 48. This is reflected as a $0.7 million increase to goodwill, a $1.8 million charge to beginning accumulated deficit, and a $0.4 million increase to the provision for income taxes.

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

We indefinitely reinvest the cumulative undistributed earnings of our foreign subsidiaries. We will provide for U.S. income taxes on the earnings of foreign subsidiaries to the extent foreign subsidiaries have positive taxable earnings and they are not considered indefinitely reinvested outside of the U.S. At May 30, 2009, the cumulative earnings and profits of foreign subsidiaries was a taxable deficit and there were no dividends from foreign subsidiaries during fiscal 2009. Accordingly, no U.S. income tax on earnings of foreign subsidiaries was provided.

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

The results of operations for the Dongguan and Lomber facilities have been reclassified as discontinued operations for all periods presented. Certain financial information related to discontinued operations was as follows (in thousands):

2007
Revenue	$8,597
Net impairment related to assets of discontinued operations	(1,062)
Pre-tax loss	(470)

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of May 30, 2009 consisted of $17.6 million of cash and cash equivalents and $37.3 million unused availability under our revolving bank credit agreement, described below. We expect our capital resources to be sufficient to fund our operations and known capital requirements for at least one year from May 30, 2009, although we may seek additional sources of funds. On June 26, 2009, we entered an agreement with Industrial and Commercial Bank of China, Limited that provides for borrowings up to 36 million renminbi (approximately US$5.3 million) secured by the building and land lease rights at our Huiyang manufacturing facility. Availability under this agreement is expected to increase to 50 million renminbi (approximately US$7.3 million) within 90 days of the inception date upon perfection of the security interest in the building.

We have a Loan and Security Agreement with Bank of America, N.A. (the Credit Agreement) which provides a revolving line of credit of up to $55.0 million based on a borrowing base calculated with respect to the value of accounts receivable, equipment, and real property. The Credit Agreement expires in February 2013. The obligations under the Credit Agreement are secured by substantially all of our U.S. assets and certain accounts receivable from foreign customers. The borrowings bear interest based, at the Company’s election, on either the prime rate announced by Bank of America or LIBOR plus an applicable margin. As of May 30, 2009, the unused borrowing base was $37.3 million, with an outstanding balance of $8.0 million. The Credit Agreement contains usual and customary covenants for credit facilities of this type, all of which we were in compliance with as of May 30, 2009. In addition, the Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio of 1.1:1 if Excess Availability, defined in the Credit Facility agreement as a function of the unused borrowing base and cash held in certain U.S. bank accounts, falls below $20.0 million. Excess Availability at May 30, 2009 was $49.4 million and as such this covenant is not currently in effect. We would not be in compliance if this covenant was currently applicable. Based on management forecasts, we do not expect that Excess Availability will fall below $20.0 million for at least one year from May 30, 2009.

In fiscal 2009, cash and cash equivalents increased $11.9 million to $17.6 million as of May 30, 2009 from $5.7 million as of May 31, 2008 primarily as a result of $22.7 million provided by operations (as described in more detail below) and net borrowings on our revolving line of credit totaling $8.0 million, offset by the use of $19.0 million for the purchase of property, plant and equipment.

Cash flows from operating activities totaled $22.7 million. Cash totaling $2.7 million was consumed by net loss of $49.3 million, adjusted for $46.6 million in non-cash charges, primarily $22.6 million for depreciation and amortization and $22.3 million for impairment and non-cash restructuring charges. As discussed in more detail below, other significant changes in working capital generating $25.3 million in cash from operations in fiscal 2009 include $29.8 million from reductions in accounts receivable, $9.3 million from reductions in inventory balances and $8.3 million from reductions in other assets. Those cash in-flows were offset by consumption of $23.7 million in cash for net repayments of accounts payable and other liabilities. Note that changes in working capital balances vary from cash flows from operations due to the impact of non-cash transactions on amounts reported in the consolidated balance sheets.

Accounts receivable, net of allowances for bad debts, decreased $29.9 million to $43.3 million as of May 30, 2009 from $73.2 million as of May 31, 2008, due reduced net sales volumes and improved collection programs. Our days’ sales outstanding, calculated on a quarterly basis, was 67 days at May 30, 2009 and 76 days at May 31, 2008.

Inventories, net of reserves, decreased $9.3 million to $14.4 million at May 30, 2009 compared to $23.6 million at May 31, 2008. The variance is comprised of a $4.0 million, or 35%, decrease in finished goods and consignment inventories and a $5.3 million or 43% reduction in raw materials and work-in-process inventories as a result of reductions to support currently expected net sales volumes and the timing of purchases and production.

Prepaid and other current assets decreased $8.1 million to $4.9 million as of May 30, 2009 compared to $13.0 million as of May 31, 2008. This was primarily due to refunds of value-added taxes (VAT) from the PRC government for taxes paid to PRC local vendors for the purchase of materials, as well as refunds related to the closure of our Hong Kong facility for deposits to the Long Service Payment Plan and utility companies and decreases in prepaid employee insurance benefits.

Accounts payable and accrued liabilities, exclusive of the $1.4 million net intercompany payable recorded due to the one-month reporting lag for Merix Asia, totaled $46.6 million at May 30, 2009, a decrease of $29.0 million compared to $75.6 million as of May 31, 2008. The decrease is due primarily to a $26.5 million reduction in accounts payable resulting from decreased purchases and production necessary to support the lower revenue base. Additionally, accrued warranty decreased by $1.2 million due to the decrease in net sales as well as improved quality and a transition from a three-year warranty provision to a 12-month warranty provision for our Asia operations, and other accrued liabilities decreased by $1.4 million primarily due to accruals related to the refinancing of our revolving line of credit and fiscal 2009 expenditures for Wood Village asset retirement obligations which were included in current liabilities at May 31, 2008.

Expenditures for property, plant and equipment of $19.0 million in fiscal 2009 primarily consisted of expenditures for the expansion and improvement of the process technology at our China-based Huiyang facility, improvement of the process technology and increasing the processing speed of our North American facility and the implementation of a company-wide ERP system. Most of the capital expenditures associated with the recent expansion of our Huiyang, China facility and ERP implementation was committed prior to the end of the first quarter of fiscal 2009. In response to the economic downturn and the resulting reduction in demand for our products, discretionary capital expenditures have been substantially curtailed. We believe our facilities and equipment are in good condition and do not require significant investments in the near term. It is management’s intent to minimize capital spending until market conditions and cash flows improve. Planned capital expenditures in fiscal 2010 are approximately $5 million. An estimated $5 million in additional capital expenditures may be approved in fiscal 2010, but is dependent upon achievement of financial objectives.

We are currently marketing for sale the location formerly housing our Hong Kong manufacturing operation. Although a transaction is not imminent, we estimate proceeds on sale in the range of $10 million to $15 million.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of May 30, 2009 is as follows (in thousands):
	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Asset retirement obligations	$504	$-	$-	$-	$504
Lease termination liability	835	683	152	-	-
Borrowings on revolving credit facility	8,000	-	-	8,000	-
4% Convertible debenture	70,000	-	-	70,000	-
Operating lease obligations	7,697	2,108	2,768	1,733	1,088
Capital purchase obligations	684	684	-	-	-
	$87,720	$3,475	$2,920	$79,733	$1,592

As discussed in Note 16 of Notes to Consolidated Financial Statements, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes –

an interpretation of FASB Statement No. 109” (FIN 48) on May 27, 2007. At May 30, 2009, the Company had a liability for unrecognized benefits for $3.6 million. We are unable to make a reasonably reliable estimate of when, or if, cash settlements with taxing authorities may occur.

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

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectibility of the accounts receivable balance and we maintain a reserve for estimated losses resulting from the inability of the customers to make required payments. In determining the amount of the reserve, we consider our historical bad debt experience, ongoing credit evaluations of customers and changes in our customers’ businesses. Considerable management judgment and assumptions are necessary to identify uncollectible receivables, and accordingly, actual results could vary significantly from such estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve may be required.

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

Abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are recognized as current-period charges and the allocation of fixed production overheads to the costs of conversion is based on the normal capacity of the production facilities. We are required to estimate the amount of idle capacity and allocate and expense amounts in the current period.

Valuation and Impairment of Long-Lived Assets

Our long-lived assets to be held and used in the business are reviewed for impairment when circumstances indicate the carrying amount may not be recoverable. We consider a trend of unsatisfactory operating results that are not in line with management’s expectations to be our primary indicator of potential impairment. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which cash flows are identifiable. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that the fair values are reduced for disposal costs. Considerable management judgment and assumptions are necessary to identify indicators of impairment and to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Valuation and Impairment of Goodwill and Other Intangible Assets

Goodwill and other identifiable intangible assets with indefinite lives are not amortized. Instead, they are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment may exist. In the first step of our impairment test of goodwill, we compare the fair value of the applicable reporting unit to its carrying value. If the carrying value of the reporting entity exceeds the estimate of fair value, we record an impairment charge based on the excess of the carrying value of the goodwill over its estimated fair value, determined through further market research. In the impairment tests for other indefinite-lived intangible assets, we compare the estimated fair value of the indefinite-lived intangible assets to the carrying value. If the carrying value exceeds the estimate of fair value, we calculate impairment as the excess of the carrying value over the estimate of fair value.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate that the carrying value may be impaired, as discussed above.

Share-based Compensation

We measure and record compensation expense for all share-based payment awards granted to our employees and directors based on the estimated fair value of the award on the grant date.

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

Warranty Liabilities

We generally warrant our products for a period of up to twelve months from the time of sale. We record a liability for the estimated cost of the warranty upon transfer of ownership of the products to the customer. The warranty liability is calculated based on historical experience of expenses resulting from the warranty program for the twelve preceding months. We also accrue warranty liability for certain specifically identified items that are not covered by our assessment of historical experience.

Legal Contingencies

All legal contingencies which are judged to be both probable and estimable are recorded as liabilities in the consolidated balance sheets based on our best estimates of the costs of resolving or disposing of the underlying claims. We regularly monitor our estimates in light of current developments and changes in circumstances and we adjust our legal reserves accordingly. If no particular amount is determined to constitute our best estimate of a particular legal contingency, a range of our estimate of the costs of resolving or disposing of the underlying claim is disclosed and we will accrue for the low end of the range of costs, unless otherwise disclosed. Considerable management judgment and assumptions are necessary to estimate legal contingency reserves. Accordingly, actual results could vary significantly from such estimates.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value.. SFAS No. 157 establishes market and observable inputs as the preferred source of values, followed by assumptions based on hypothetical transaction in the absence of market inputs. The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management's market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 - Quoted prices in active markets for identical asset or liabilities.
•
Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models,

•	discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective June 1, 2008, we adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not have any material impact on the our results of operations or financial position.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS No, 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 became effective immediately.

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations. SFAS No. 159 also establishes additional disclosure requirements. We did not elect the fair value option under SFAS No. 159 for any of our financial assets or liabilities upon adoption. The adoption of SFAS No. 159 did not have a material impact on our results of operations or financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in interest expense on our debt obligations.

We are exposed to interest rate risk relating to our domestic credit facility agreement, which bears interest based at our election on either the prime rate or LIBOR, plus an additional margin based on our use of the credit facility. At May 30, 2009, $8.0 million was outstanding under this credit facility. A 1% change in the prime rate or LIBOR would result in a change in interest expense of approximately $0.1 million.

Foreign Currency Risk

We are exposed to foreign currency fluctuation as a result of our international operations. Our primary foreign currency exposure stems from operating costs relating to manufacturing operations in the PRC. Substantially all of our consolidated net sales are denominated in U.S. dollars. We do not currently engage in derivative activities to hedge against foreign currency risk. However, we regularly evaluate our risk management options. Net foreign currency transaction losses were $0.5 million, $1.3 million and $0.7 million fiscal 2009, 2008 and 2007, respectively.

Fair Value of Fixed-Rate Debt

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise; however, the quoted market price of our debt is currently reflecting a significant risk premium. At May 30, 2009, the book value of our fixed rate debt and the fair value based upon open market trades was as follows (in thousands):

Book value of fixed rate debt	$70,000
Fair value of fixed rate debt	$28,000

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Merix Corporation

We have audited the accompanying consolidated balance sheets of Merix Corporation and subsidiaries (the “Company”) as of May 30, 2009 and May 31, 2008, and the related consolidated statements of operations, statements of shareholders' equity and comprehensive income (loss), and statements of cash flows for the years ended May 30, 2009, May 31, 2008 and May 26, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merix Corporation and subsidiaries as of May 30, 2009 and May 31, 2008 and the results of its operations and its cash flows for the years ended May 30, 2009, May 31, 2008 and May 26, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of Notes to Consolidated Financial Statements, effective May 27, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.

/s/ GRANT THORNTON LLP

Portland, Oregon

July 30, 2009

MERIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of May 30, 2009 and May 31, 2008
(in thousands)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$17,571	$5,728
Accounts receivable, net of allowances for doubtful accounts of $1,502 and $2,252	43,285	73,153
Inventories, net	14,367	23,631
Assets held for sale	3	1,477
Deferred income taxes	160	75
Prepaid and other current assets	4,896	12,961
Total current assets	80,282	117,025

Property, plant and equipment, net of accumulated depreciation of $137,772 and $121,253	95,883	103,012
Goodwill	11,392	31,794
Definite-lived intangible assets, net of accumulated amortization of $10,324 and $8,342	6,884	8,866
Deferred income taxes, net	612	885
Assets held for sale	1,146	-
Other assets	4,471	5,859
Total assets	$200,670	$267,441

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$33,263	$59,789
Accrued liabilities	14,715	15,783
Total current liabilities	47,978	75,572

Long-term debt	78,000	70,000
Other long-term liabilities	4,234	3,522
Total liabilities	130,212	149,094

Minority interest	3,935	4,573
Commitments and Contingencies (Note 19)

Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; none issued	-	-
Common stock, no par value; 50,000 shares authorized; 21,781 and 21,073 issued and outstanding	217,112	215,085
Accumulated deficit	(150,622)	(101,358)
Accumulated other comprehensive income	33	47
Total shareholders' equity	66,523	113,774
Total liabilities and shareholders' equity	$200,670	$267,441

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal years ended May 30, 2009, May 31, 2008 and May 26, 2007
(in thousands, except per share data)

	May 30,	May 31,	May 26,
	2009	2008	2007

Net sales	$287,127	$378,637	$400,496
Cost of sales	264,941	340,778	334,925
Gross profit	22,186	37,859	65,571

Operating expenses:
Engineering	2,121	1,810	1,705
Selling, general and administration	34,915	40,963	44,477
Amortization of intangible assets	1,981	2,305	2,745
Severance, asset impairment and restructuring charges	24,895	15,686	81,414
Total operating expenses	63,912	60,764	130,341

Operating loss	(41,726)	(22,905)	(64,770)

Other income (expense):
Interest income	134	793	1,378
Interest expense	(3,923)	(4,119)	(5,353)
Debt extinguishment costs	-	(476)	-
Gain on settlement of debt	-	5,094	-
Other expense, net	(528)	(1,271)	(1,019)
Total other income (expense), net	(4,317)	21	(4,994)

Loss from continuing operations before income taxes and minority interests	(46,043)	(22,884)	(69,764)
Provision for income taxes	2,628	1,502	1,412
Income (loss) from continuing operations before minority interests	(48,671)	(24,386)	(71,176)
Minority interest in net income of consolidated subsidiaries	593	1,165	739
Loss from continuing operations	(49,264)	(25,551)	(71,915)
Loss from discontinued operations, net of provision for income taxes of $0, $0 and $47, respectively	-	-	(517)
Net loss	$(49,264)	$(25,551)	$(72,432)

Basic loss per share from continuing operations	$(2.34)	$(1.22)	$(3.52)
Basic loss per share from discontinued operations	-	-	(0.03)
Basic net loss per share	$(2.34)	$(1.22)	$(3.55)

Diluted loss per share from continuing operations	$(2.34)	$(1.22)	$(3.52)
Diluted loss per share from discontinued operations	-	-	(0.03)
Diluted net loss per share	$(2.34)	$(1.22)	$(3.55)

Weighted average number of shares - basic	21,098	21,019	20,406
Weighted average number of shares - diluted	21,098	21,019	20,406

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the fiscal years ended May 30, 2009, May 31, 2008 and May 26, 2007
(in thousands)

					Accumulated
					Other
			Unearned		Comprehensive	Total
	Common Stock		Stock	Accumulated	Income	Shareholders'
	Shares	Amount	Compensation	Deficit	(Loss)	Equity

Balance at May 27, 2006	19,806	$204,831	$(1,096)	$(1,623)	$13	$202,125
Stock Plans:
Exercise of stock options	724	5,586	-	-	-	5,586
Issuance of restricted stock to employees	198	-	-	-	-	-
Share-based compensation expense	-	1,850	-	-	-	1,850
Issuance of stock under defined contribution plan	126	1,234	-	-	-	1,234
Reversal of unearned stock compensation upon adoption of SFAS No. 123(R)	-	(1,096)	1,096	-	-	-
Shares repurchased, surrendered or cancelled	(10)	(71)	-	-	-	(71)
Comprehensive income:
Net loss	-	-	-	(72,432)	-	(72,432)
Change in pension cost, net of tax					17	17
Foreign currency translation adjustment, net of tax	-	-	-	-	3	3
Annual comprehensive loss						(72,412)
Effect of adoption of SFAS No. 158, net of tax	-	-	-	-	132	132
Balance at May 26, 2007	20,844	212,334	-	(74,055)	165	138,444
Effect of adoption of FIN 48	-	-	-	(1,752)	-	(1,752)
Stock Plans:
Exercise of stock options	1	2	-	-	-	2
Issuance of restricted stock to employees	139	-	-	-	-	-
Share-based compensation expense	-	1,965	-	-	-	1,965
Issuance of stock under defined contribution plan	133	873	-	-	-	873
Shares repurchased, surrendered or cancelled	(44)	(89)	-	-	-	(89)
Comprehensive income:
Net loss	-	-	-	(25,551)	-	(25,551)
Foreign currency translation adjustment, net of tax	-	-	-	-	37	37
Change in pension cost, net of tax	-	-	-	-	(155)	(155)
Annual comprehensive loss						(25,669)
Balance at May 31, 2008	21,073	215,085	-	(101,358)	47	113,774
Stock Plans:
Issuance of restricted stock to employees	26	-	-	-	-	-
Share-based compensation expense	-	1,617	-	-	-	1,617
Issuance of stock under employee stock purchase plan	750	447	-	-	-	447
Shares repurchased, surrendered or cancelled	(68)	(37)	-	-	-	(37)
Comprehensive income:
Net loss	-	-	-	(49,264)	-	(49,264)
Foreign currency translation adjustment, net of tax	-	-	-	-	(14)	(14)
Annual comprehensive loss						(49,278)
Balance at May 30, 2009	21,781	$217,112	$-	$(150,622)	$33	$66,523

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended May 30, 2009, May 31, 2008 and May 26, 2007
(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES	May 30, 2009	May 31, 2008	May 26, 2007
Net loss	$(49,264)	$(25,551)	$(72,432)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	22,605	20,992	23,226
Contribution of common stock to defined contribution plan	-	873	1,234
Share-based compensation expense	1,617	1,965	1,850
Minority interest in net income of consolidated subsidiaries	593	1,165	739
Asset impairment charges	21,202	13,056	80,773
Accrual of lease termination liability	1,090	95	-
Debt extinguishment charges	-	476	-
Gain on settlement of debt	-	(5,094)	-
Gain on disposition of assets	(594)	(343)	-
Other non-cash (income) expense	-	236	-
Deferred income taxes	89	(485)	-
Changes in operating accounts:
(Increase) decrease in accounts receivable, net	29,843	3,672	(1,863)
(Increase) decrease in inventories, net	9,264	1,600	(847)
Increase in income taxes receivable	(10)	(23)	(295)
(Increase) decrease in other assets	8,320	(5,968)	196
Increase (decrease) in accounts payable	(20,936)	9,775	(62)
Decrease in other accrued liabilities	(2,745)	(3,318)	(6,165)
Increase (decrease) in due to affiliate, net	1,607	(1,054)	(387)
Net cash provided by operating activities	22,681	12,069	25,967

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19,005)	(28,394)	(19,795)
Proceeds from disposal of property, plant and equipment	988	278	999
Purchases of investments	-	(12,775)	(179,025)
Proceeds from sales and maturity of securities	-	21,800	188,525
Net cash used in investing activities	(18,017)	(19,091)	(9,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	40,000	-	-
Principal payments on long-term borrowings	(32,000)	(2,500)	(16,125)
Payment of deferred financing costs	(4)	(257)	-
Payments on capital lease obligations	-	(438)	(1,166)
Proceeds from exercise of stock options and stock plan transactions	447	1	5,586
Reacquisition of common stock	(34)	(89)	(71)
Distribution to minority shareholder	(1,230)	(1,142)	-
Net cash provided by (used in) financing activities	7,179	(4,425)	(11,776)

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,843	(11,447)	4,895

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,728	17,175	12,280

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,571	$5,728	$17,175

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net	$1,783	$1,562	$1,413
Cash paid for interest	3,342	3,740	5,300

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Issuance (reduction) of promissory note related to acquisition	$-	$-	$(3,406)
Other purchase price adjustments	-	-	(1,435)
Increase to asset retirement obligation	-	130	(74)
FIN 48 transition adjustment	-	2,906	-

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

The Company services its customers from its headquarters in Beaverton, Oregon and North American manufacturing facilities in Forest Grove, Oregon and San Jose, California. The Company also maintains manufacturing facilities in Huiyang and Huizhou, in the People’s Republic of China (China or the PRC). The Company maintains a direct sales force located in the United States, the United Kingdom, the China, Hong Kong and Singapore.

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

Prior to the implementation of an enterprise resource planning (ERP) system in the first quarter of fiscal 2009, the Company’s financial reporting systems at Merix Asia were predominantly manual in nature and required significant time to process and review the transactions in order to assure the financial information is properly stated. Additionally, Merix Asia performs a complex financial consolidation of its subsidiaries prior to the Company’s final consolidation. The time required to complete Merix Asia’s consolidation, record intercompany transactions and properly report any adjustments, intervening and/or subsequent events requires the use of a one-month lag in consolidating the financial statements for Merix Asia with Merix Corporation. Inter-company transactions which occurred during these periods have been eliminated in consolidation. Inter-company balances resulting from transactions with Merix Asia during the one-month lag period have been netted and presented as a current asset or current liability on the consolidated balance sheet. The net intercompany payable included as a component of accrued liabilities totaled $1.4 million at May 30, 2009. The net intercompany receivable included as a component of prepaid and other current assets totaled $0.2 million as of May 31, 2008.

The Company currently contemplates elimination of the one-month reporting lag for Merix Asia in the first quarter of fiscal 2010.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in May. Accordingly, fiscal 2009 ended on May 30, 2009, fiscal 2008 ended on May 31, 2008 and fiscal 2007 ended on May 26, 2007 and those fiscal years were comprised of 52 weeks, 53 weeks and 52 weeks, respectively. All references to years relate to fiscal years unless otherwise noted.

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to the current period presentation, including a reclassification of certain engineering costs which are directly related to the production of goods for sale and are included in cost of sales in the consolidated statements of operations. These costs were previously included as a component of operating expenses. The impact of the reclassification on inventory balances is not material. The results of operations for fiscal year 2008 and fiscal year 2007 have been revised as shown below:

	Fiscal 2008		Fiscal 2007
	(as reported)	(as revised)	(as reported)	(as revised)
Net sales	$378,637	$378,637	$400,496	$400,496
Cost of sales	334,035	340,778	328,569	334,925
Gross profit	44,602	37,859	71,927	65,571
Gross margin	11.8%	10.0%	18.0%	16.4%
Engineering expense	8,553	1,810	8,061	1,705
Other operating expenses	58,954	58,954	128,636	128,636
Loss from operations	$(22,905)	$(22,905)	$(64,770)	$(64,770)

Segment Reporting

The Company has two reportable business segments defined by geography: North America and Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. The Company’s operating segments are evidence of the internal structure of its organization. Each segment operates in the same industry with production facilities that produce similar customized products for its customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team. The Company’s chief operating decision maker is its Chief Executive Officer. Segment disclosures are presented to the gross profit level as this is the primary performance measure for which the segment managers are responsible. No other operating results information is provided to the chief operating decision maker for review at the segment level.

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

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. Due to their short-term nature, we estimate that the recorded value of our monetary assets and liabilities, except long-term debt as disclosed below, approximated fair value as of May 30, 2009 and May 31, 2008.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise; however, the quoted market price for the Company’s debt is currently reflecting a significant risk premium. The Company’s debt trades infrequently in the open market and as such, the quoted market price is considered a Level II input in the assessment of fair value. At May 30, 2009 and May 31, 2008, respectively, the book value of our fixed rate debt and the fair value, based on open market trades proximate to the fair value measurement date, was as follows (in thousands):

	2009	2008
Book value of fixed rate debt	$70,000	$70,000
Fair value of fixed rate debt	$28,000	$38,106

Foreign Currency Translation and Foreign Currency Transactions

The consolidated financial statements of the Company’s foreign operations have been translated in a process which measures assets, liabilities and operations of a foreign entity using the functional currency of that entity. The functional currency of the foreign subsidiaries is the U.S. dollar, with the exception of the foreign sales offices, which use their respective local currencies as the functional currency.

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

Transactions involving a currency other than the functional currency generate a gain or loss from the fluctuation of the currency relative to the functional currency and are recorded in the consolidated statements of operations during the respective period in which they occur. The Company currently does not utilize any derivative instruments to mitigate potential foreign currency transaction losses. Net foreign currency transaction losses were $0.5 million, $1.3 million and $0.7 million during fiscal 2009, 2008 and 2007, respectively, and were included as a component of other income (expense) on our consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less at the date of purchase. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents approximate fair value due to the short maturities.

Short-Term Investments

Investments in auction rate securities are classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, as determined by quoted market prices, with unrealized holding gains and losses (if any), net of tax, classified as a separate component of shareholders’ equity. Upon sale of the investments, any previously unrealized holding gains or losses are recognized in the consolidated statements of operations. The specific identification method is used to determine the cost of securities sold. The Company reviews short-term investments on a periodic basis to evaluate whether such securities have experienced an other-than-temporary decline in fair value. If an other-than-temporary decline in value exists, an impairment charge is recorded within the consolidated statements of operations as the difference between the carrying value of the impaired investments and the net realizable value of the impaired investments. The Company held no short-term investments as of May 30, 2009 and May 31, 2008.

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

Abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are recognized as current-period charges and the allocation of fixed production overheads to the costs of conversion is based on the normal capacity of the production facilities. The Company is required to estimate the amount of idle capacity and expense amounts in the current period. During fiscal 2009 and fiscal 2007, the Company expensed $1.2 million and $0.5 million, respectively, related to abnormally low production volumes as a component of cost of sales. There were no amounts expensed related to abnormally low production volumes and related excess capacity in fiscal 2008.

Assets Held for Sale

Assets held for sale are recorded on the Company’s balance sheet at the lower of book value or estimated fair market value, less applicable selling costs, and are no longer being depreciated. See Note 4.

Property, Plant and Equipment, net

Property, plant and equipment are carried at cost less accumulated depreciation. Costs of improvements that significantly extend the useful life or significantly increase the capacity of assets, including major upgrades or implementations in management information systems, plus related interest and qualifying internal costs, are capitalized. Costs related to the implementation of an ERP system that met the criteria for capitalization totaled $2.9 million, $7.0 million and $5.6 million, respectively, in fiscal 2009, 2008 and 2007. Capitalized interest totaled $0.1 million, $0.3 million and $0.2 million, respectively, in fiscal 2009, 2008 and 2007. Maintenance and repair costs are charged to expense as incurred.

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

For North America, leasehold improvements are amortized over the lesser of the economic life of the asset or the contractual term of the lease. Optional renewal periods are included in the contractual term of the lease if renewal is reasonably assured at the time the asset is placed in service.

For Asia’s Huizhou facility, leasehold improvements are amortized over the economic useful life of ten years. Asia’s Huizhou facility has noncancelable operating lease agreements with lease terms ending through fiscal 2010 with no stated lease renewal options. In July 2009, the lessor indicated that it will extend the lease by one year, although no lease amendment has been finalized. However, as the lessor is the minority interest holder in the Asia subsidiary and it is reasonably assured that these lease agreements will be renewed and management has intentions to operate the leased manufacturing facilities indefinitely, the tenant improvements within the leased facilities are amortized over a period longer than the current underlying contractual lease obligations.

Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company recognizes the fair value of an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement obligation is capitalized as part of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The liability is accreted at the end of each period through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss upon settlement. See Note 10 for additional information.

Impairment of Long-Lived Assets

The Company’s long-lived assets to be held and used in the business are reviewed for impairment when circumstances indicate that the carrying amount may not be recoverable. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which cash flows are identifiable. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that the fair values are reduced for disposal costs. Considerable management judgment and assumptions are necessary to identify indicators of impairment and to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Asset impairments, excluding goodwill impairments, related to continuing operations totaled $0.7 million, $12.5 million and $26.6 million, respectively, in fiscal 2009, 2008 and 2007. See Note 15 for additional information. During fiscal 2007, the Company also recorded a net $1.1 million asset impairment charge related to discontinued operations. As a result of the deteriorating economic conditions experienced during fiscal 2009, the Company performed impairment analyses for its long-lived assets. With the exception of the $0.7 million impairment charge recorded in relation to disposition of certain plant assets (see Note 15), no other long-lived assets were determined to be impaired as of May 30, 2009.

Goodwill and Identifiable Intangible Assets

Goodwill is not amortized but is instead tested for impairment at least annually or when events indicate that impairment may exist. The impairment test is a two step process. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill and other identifiable intangible assets. If the fair value of the reporting unit exceeds the carrying amount, goodwill and other identifiable intangible assets are not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step includes determining the implied fair value through further market research. The implied fair value of goodwill and other identifiable intangible assets is then compared with the carrying amount to determine if an impairment loss is recorded. See Notes 7 and 15 for further discussion of goodwill impairment charges.

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

Leasehold Land Use Rights, Net

Leasehold land use rights, net represents amounts paid to lease land in China. Amounts are paid at the beginning of the lease term and are amortized on a straight-line basis over the remaining period of the initial 50-year lease terms ending 2052. See Note 8.

Deferred Financing Costs

Debt issuance costs and loan origination fees paid are deferred and amortized at the rate of approximately $0.2 million per quarter through May 2013 as a component of interest expense over the life of the debt to which they relate and are included on our consolidated balance sheets as a component of other assets. See Notes 8 and 11.

Warranty Liability

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

Warranty activity, adjusted for discontinued operations, for fiscal 2009, 2008 and 2007 was as follows (in thousands):
	2009	2008	2007
Balance, beginning of period	$2,147	$2,129	$2,297
Provision for warranty charges	2,504	3,565	3,383
Change in estimate for existing warranties	(742)	-	-
Warranty charges incurred	(2,948)	(3,547)	(3,551)
Balance, end of period	$961	$2,147	$2,129

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

The Company has significant credit risk attributable to its accounts receivable. The accounts receivable are either due from an OEM customer or its electronic manufacturing service provider, depending upon the billing arrangement. At May 30, 2009, five entities represented approximately 41% of the Company’s net accounts receivable balance, individually ranging from approximately 5% to 18%. At May 31, 2008, five entities represented approximately 48% of the Company’s net accounts receivable balance, individually ranging from approximately 5% to 18%.

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

One customer accounted for 13% of the Company’s net sales in fiscal 2009. Two customers accounted for 11% and 10%, respectively, of the Company’s net sales in fiscal 2008 and accounted for 15% and 11%, respectively, in fiscal 2007. No other customer represented more than 10% of net sales in fiscal 2009 2008 and 2007.

Legal Contingencies Reserve

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

Environmental Contingencies

Accruals for environmental matters, if any, are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued environmental liabilities, if any, are exclusive of claims against third parties and are not discounted. There were no material environmental remediation liabilities at May 30, 2009 and May 31, 2008.

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

The Company recognizes accrued interest and penalties related to potential liability for uncertain tax positions as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. No penalties were recognized during fiscal 2008, fiscal 2007 and fiscal 2006. The Company recorded accrued interest on the potential liability for uncertain tax positions totaling $0.3 million and $0.4 million during fiscal 2009 and 2008, respectively.

Net Loss Per Share

The effect of potential dilutive common stock equivalents are excluded from the calculation of diluted earnings per share for the periods in which losses are reported because the effect is antidilutive. Basic and diluted earnings per share are the same for fiscal 2009, 2008 and 2007 as the Company was in a loss position for each of those years.

The following common stock equivalents were excluded from the diluted EPS calculations because inclusion would have had an antidilutive effect (in thousands):

	2009	2008	2007
Stock options	3,221	2,970	1,607
Convertible notes	4,608	4,608	4,608
	7,829	7,578	6,215

Share-Based Compensation

The Company measures share-based compensation expense based on the estimated fair value of the award on the grant date. Share-based compensation expense is recognized using the graded vesting attribution method for stock options and the straight-line attribution method for restricted stock awards over the vesting period of the individual award, adjusted for estimated forfeitures. Share-based compensation for performance-based stock option awards is recognized over the requisite service period if it is probable that the performance condition will be achieved. The Company does not accrue compensation expense if it is not probable that the performance condition will be achieved. The Company does not reverse previously recognized compensation expense if vested awards expire unexercised. New shares are issued upon the exercise of stock options.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS Nos. 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS Nos. 141(R) and 160 is not expected to have a significant impact on the Company’s current financial position and results of operations.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3 "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP 142-3 is not expected to have a significant impact on the Company’s financial position or results of operations.

In May 2008, the FASB issued Staff Position No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP 14-1). FSP 14-1 clarifies convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company currently has no convertible debt instruments that may be settled in cash upon conversion and, as such, the adoption is not expected to have a significant impact on its financial position and results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments” which requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009 and will not have a material impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the standard requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, which will alert users of the financial statements that the Company has not evaluated subsequent events occurring after that date. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009 and will not have a material impact on the Company’s financial position and results of operations.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value.. SFAS No. 157 establishes market and observable inputs as the preferred source of values, followed by assumptions based on hypothetical transaction in the absence of market inputs. The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1 - Quoted prices in active markets for identical asset or liabilities.
•
Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS No, 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 became effective immediately.

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

NOTE 2. TRANSACTIONS RELATED TO MERIX ASIA ACQUISITION

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

NOTE 3. INVENTORIES, NET

Inventories, net of related reserves, consisted of the following at May 30, 2009 and May 31, 2008 (in thousands):
	2009	2008
Raw materials	$2,986	$4,876
Work in process	4,129	7,542
Finished goods	3,398	3,901
Consigned finished goods	3,854	7,312
	$14,367	$23,631

The increase (decrease) to inventory valuation reserves was ($0.1 million), $0.3 million and $0.8 million, respectively, in fiscal 2009, 2008 and 2007. As of May 30, 2009 and May 31, 2008, the Company’s inventory reserves totaled $3.6 million and $3.7 million, respectively.

NOTE 4. ASSETS HELD FOR SALE

At May 30, 2009 and May 31, 2008, assets held for sale included the following (in thousands):

	2009	2008
Two parcels of land	$1,146	$1,146
Excess equipment	3	331
	1,149	1,477
Assets held for sale included in current assets	(3)	(1,477)
Assets held for sales included in non-current assets	$1,146	$-

In accordance with SFAS No. 144, these assets are recorded at the lower of their carrying amount or fair value less disposal costs and are no longer being depreciated.

During fiscal 2009, the Company determined that land included in assets held for sale should be presented in non-current assets as a result of deteriorating general economic conditions. At May 31, 2008, these assets were classified as current assets.

During fiscal 2009, the Company sold assets previously used in the Hong Kong facility valued at $0.3 million at May 31, 2008 and recorded a gain on sale of $0.6 million, which is reflected as a reduction to restructuring charges on the consolidated statement of operations.

During fiscal 2008, the Company ceased manufacturing operations at its Hong Kong facility. The net book values of the building and related land use rights were reduced to $0 by an impairment charge recorded in fiscal 2007 (see Note 15). These assets are classified as assets held for sale at May 30, 2009.

NOTE 5. PREPAID AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at May 30, 2009 and May 31, 2008 (in thousands):

	2009	2008
Prepaid expenses	$1,410	$1,778
Income taxes receivable (Note 16)	328	318
Value-added tax receivable	1,646	7,176
Intercompany receivable (Note 1)	-	227
Other	1,512	3,462
	$4,896	$12,961

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment included the following at May 30, 2009 and May 31, 2008 (in thousands):

	2009	2008
Land	$922	$922
Buildings and grounds	47,116	40,098
Leasehold improvements	2,640	1,979
Machinery and equipment	182,645	162,486
Construction in progress	332	18,780
	233,655	224,265
Accumulated depreciation	(137,772)	(121,253)
	$95,883	$103,012

The Company recognized depreciation and amortization expense relating to property, plant and equipment of $19.7 million, $17.7 million and $19.3 million, respectively, during fiscal 2009, 2008 and 2007.

In the second quarter of fiscal 2009, the Company implemented a plan to dispose of certain surplus assets to streamline the utilization of equipment in its Oregon factory and recorded $0.7 million in impairment charges on the assets to be disposed. The sale of the assets was finalized in the third quarter of fiscal 2009.

In fiscal 2008, the Company recorded net asset impairment charges totaling $12.5 million related to the closure of its Hong Kong and Wood Village facilities. See Note 15 for additional information.

In fiscal 2007, the Company recorded a net $1.1 million asset impairment charge related to discontinued operations and a $26.6 million asset impairment charge to other assets. See Notes 12 and 15 for additional information.

NOTE 7. GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Goodwill

The following is a reconciliation of changes in goodwill for fiscal 2009, fiscal 2008 and fiscal 2007 (in thousands):

	2009	2008	2007
Balance, beginning of period	$31,794	$31,614	$89,889
Recognition of deferred tax assets related to Asia acquisition in accordance with SFAS No. 109, “Accounting for Income Taxes”	98	(545)	(123)
Impairment (Note 15)	(20,500)	-	(53,311)
Adjustment related to $3.4 million decrease in promissory note and $1.4 million purchase allocation adjustment	-	-	(4,841)
Adjustment related to adoption of FIN 48	-	725	-
Balance, end of period	$11,392	$31,794	$31,614

The Company has historically performed its annual impairment testing in the fourth quarter of each fiscal year by assessing the fair value of its reporting units using a calculation based on the present value of future cash flows. Due to a number of factors including: 1) the substantial variance between the Company’s market capitalization based on the current trading price range for its common stock and the net asset value reflected in its consolidated balance sheet, 2) continuing operation losses sustained in the first three quarters of fiscal 2009 and 3) the deterioration of the general economic environment, management has undertaken quarterly assessments of potential impairment of the Company’s long-lived assets throughout fiscal 2009.

In the third quarter of fiscal 2009, the Company recorded an impairment charge of $20.5 million to reduce the value of goodwill recorded in the acquisition of the Asia subsidiary to $0. The Company determined that there was no impairment in fiscal 2008. In the fourth quarter of fiscal 2007, the Company determined that goodwill impairment charges totaling $53.3 million were required, consisting of an impairment charge of $39.1 million related to the acquisition of its Asia subsidiary and a charge of $14.2 million related to the acquisition of its San Jose manufacturing facility.

Definite-Lived Intangible Assets

The gross amount of our definite-lived intangible assets and the related accumulated amortization at May 30, 2009 and May 31, 2008 were as follows (in thousands):
	Amortization
	Period	2009	2008
Customer relationships	6.5-10 years	$17,168	$17,168
Accumulated amortization		(10,291)	(8,317)
		6,877	8,851
Manufacturing sales representatives network	5.5 years	$40	$40
Accumulated amortization		(33)	(25)
		7	15
Total definite-lived intangible assets		$6,884	$8,866

Amortization expense for fiscal 2009, fiscal 2008 and fiscal 2007 was as follows (in thousands):

	2009	2008	2007
Customer relationships	$1,975	$2,298	$2,415
Non-compete agreement	-	-	323
Manufacturing sales representatives network	7	7	7
	$1,982	$2,305	$2,745

Amortization is as follows over the next five fiscal years and thereafter (in thousands):

Fiscal Year	Total
2010	$1,765
2011	1,553
2012	1,120
2013	727
2014	727
Thereafter	992
$6,884

NOTE 8. OTHER ASSETS

Other assets consisted of the following at May 30, 2009 and May 31, 2008 (in thousands):

	2009	2008
Leasehold land use rights, net	$1,199	$1,227
Deferred financing costs, net	3,022	3,842
Other assets	250	790
	$4,471	$5,859

Deferred financing costs are amortized at the rate of approximately $0.2 million per quarter through May 2013. During fiscal 2008, the Company recorded debt extinguishment costs totaling $0.5 million for unamortized deferred financing costs as a result of the replacement of its revolving credit facility. See Note 11.

NOTE 9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at May 30, 2009 and May 31, 2008 (in thousands):

	2009	2008
Accrued compensation	$6,686	$7,177
Accrued warranty (Note 1)	961	2,147
Income taxes payable (Note 16)	469	316
Intercompany payable (Note 1)	1,380	-
Asset retirement obligation – current portion (Note 10)	-	873
Other liabilities	5,219	5,270
	$14,715	$15,783

NOTE 10. ASSET RETIREMENT OBLIGATIONS

At May 30, 2009 and May 31, 2008, asset retirement obligations primarily related to the restoration of the leased facilities to shell condition upon termination of the leases in place at those facilities. Refer to Note 13 for a discussion of the related lease terms. Activity related to asset retirement obligations for the years ended May 30, 2009 and May 31, 2008 was as follows (in thousands):

	2009	2008
Asset retirement obligations at the beginning of the period	$1,328	$1,106
Costs incurred for restoration of facilities	(841)	(108)
Revisions in estimated cash flows	-	130
Accretion expense	17	200
Asset retirement obligations at the end of the period	504	1,328
Asset retirement obligations included in current liabilities	-	(873)
Asset retirement obligations included in other long-term liabilities	$504	$455

During the first quarter of fiscal 2009, the Company incurred $0.8 million in costs related to the restoration of leased facilities formerly housing the Wood Village manufacturing facility, which were charged to the asset retirement obligation.

NOTE 11. REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

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

The Credit Facility is subject to a borrowing base calculated using the value of accounts receivable, equipment, and real property and is reduced by a reserve for an $8 million guarantee for the Merix Singapore Revolving Facility Agreement (as defined below). The Credit Facility is secured by a lien upon substantially all of the Company’s assets, including, without limitation, accounts receivable, inventory, deposit accounts, intellectual property and real estate, but excluding a portion of the equity securities of Merix’ foreign subsidiaries owned by Merix or one of its domestic subsidiaries.

Borrowings under the credit facility will bear interest based, at the Company’s election, on either the prime rate announced by Bank of America or LIBOR plus an applicable margin. All amounts outstanding under the Credit Facility will be due and payable on February 15, 2013. The Credit Facility has usual and customary covenants for credit facilities of this type, including covenants limiting debt incurrence, liens, dividends, investments, asset sales, formation of subsidiaries, mergers, restrictive agreements, hedging agreements, affiliate transactions, and material changes in business. The Credit Facility also includes a financial covenant requiring a minimum fixed charge coverage ratio of 1.1:1 if Excess Availability, defined in the Credit Facility agreement as a function of outstanding borrowings and available cash, falls below $20.0 million. Excess Availability at May 30, 2009 was $37.3 million and as such this covenant is not currently in effect. The Company would not be in compliance if this covenant was currently applicable. At

May 30, 2009, the Company was in compliance with all other debt covenants. Exclusive of the $8.0 million amount outstanding under the Merix Singapore Revolving Facility Agreement sub-facility as discussed below, there were no amounts outstanding on the master Credit Facility.

Merix Singapore Revolving Facility Agreement

In the fourth quarter of fiscal 2008, Merix Holding (Singapore) Pte Ltd (MHS) entered into a Letter Agreement (the Merix Singapore Facility Agreement) for a credit sub-facility with Bank of America, N.A. as lender, with an original availability of $12.0 million. This agreement was amended on October 13, 2008 to cap availability at $8.0 million. Borrowings under the Merix Singapore Credit Facility bear interest based on LIBOR plus an applicable margin. The facility is uncommitted and the lender reserves the right to vary, reduce, cancel or terminate the facility and require full repayment of amounts outstanding. The Merix Singapore Facility Agreement had an initial term of one year and automatically renews on an annual basis unless terminated by either party with 30 days’ notice. The Credit Facility and the Merix Singapore Facility Agreement are subject to a cross-default covenant. As of May 30, 2009, $8.0 million was outstanding on the Merix Singapore Facility Agreement. In the event of termination of this credit agreement, the Company intends to refinance any amounts outstanding on this line with borrowings under the master Credit Facility. As such, borrowings under the Merix Singapore Facility Agreement are classified as long-term debt in the consolidated balance sheet at May 30, 2009.

See Note 21 for discussion of a new credit facility established subsequent to May 30, 2009.

Long-Term Debt

The Company’s outstanding debt at May 30, 2009 and May 31, 2008 consisted of the following (in thousands):
	2009	2008
4% Convertible debenture	$70,000	$70,000
Borrowings on revolving credit facilities	8,000	-
	78,000	70,000
Less current maturities	-	-
	$78,000	$70,000

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

Principal Payments of Long-Term Debt

Principal payments on long-term debt related to the $70.0 million convertible debenture and any outstanding borrowings under the revolving Credit Facility are due in fiscal 2013.

NOTE 12. DISCONTINUED OPERATIONS

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded the related assets and liabilities as current assets and liabilities on its balance sheet at the lower of their carrying amount or fair value, less cost to sell, upon being classified as discontinued operations. The combined net book value of the Dongguan and Lomber facilities was approximately $1.1 million upon their classification as discontinued operations and their fair value, less selling costs was determined to be approximately $0.1 million. Accordingly, during fiscal 2007, the Company recorded an impairment charge of approximately $1.1 million, including estimated closing costs, as a component of loss from discontinued operations.

The results of operations for the Dongguan and Lomber facilities were reclassified as discontinued operations for all periods presented. Certain financial information related to discontinued operations for fiscal 2007 was as follows (in thousands):
2007
Revenue	$8,597
Net impairment related to assets of discontinued operations	(1,062)
Pre-tax loss	(470)

NOTE 13. LEASE AGREEMENTS

Operating Leases

In August 2000, the Company entered into a noncancelable operating lease agreement to lease a manufacturing facility located in Wood Village, Oregon. Under the terms of the lease agreement, lease payments began in July 2001 and escalate at specific points over the minimum ten-year term of the lease. Rent expense is recognized on the straight line basis. In the third quarter of fiscal 2008, the Company announced that it was closing down this facility. In April 2008, the Company entered a sublease agreement for its Wood Village manufacturing facility. The terms of the sublease provide for escalating rent payments of approximately $0.6 million per year through the termination date of the master lease agreement in July 2011. As of May 30, 2009, the sublease rentals are delinquent and the Company’s management believes that it is likely that the current sublease agreement will be terminated.

In February 2007, the Company entered into a noncancelable operating lease agreement for administrative office space in Beaverton, Oregon with an initial term ending August 2014. Under the terms of this lease agreement, lease payments began in September 2007 and escalate at specific points over the term of the lease. Rent expense is recognized on a straight line basis. In April 2008, the Company amended this lease to provide for an expansion of the leased premises. Additional lease payments commenced November 2008 and are included in the summary of future minimum lease payments shown below.

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

Rental expense under significant operating leases was $3.6 million, $3.5 million and $2.0 million during fiscal 2009, 2008 and 2007, respectively. See also Note 20 regarding related party lease payments.

Future minimum lease payments under noncancelable operating leases as of May 30, 2009, net of sublease payments, were as follows (in thousands):

Fiscal Year:
2010	$2,108
2011	1,808
2012	960
2013	903
2014	830
Thereafter	1,088
$7,697

NOTE 14. STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Stock Incentive Plans

2007 Employee Stock Purchase Plan

Prior to January 22, 2009, the Company had the Merix Corporation 2007 Employee Stock Purchase Plan (the ESPP), which was approved by shareholders, pursuant to which 750,000 shares of common stock were reserved for issuance to participating employees. Eligible employees could elect to contribute up to 5% of their gross earnings and could purchase shares only through payroll deductions permitted under the ESPP. The ESPP provided for 6-month offerings commencing on July 21 and January 21 of each calendar year, or the immediately preceding business day if these dates occur on a weekend. At the end of each six-month purchase period, the purchase price was determined and the accumulated funds were used to purchase shares of common stock. The purchase price per share was equal to 85% of the lower of the fair market value of the common stock on (a) the first day of the offering period or (b) the date of purchase. At the end of the second six-month purchase period, which ended in January 2009, all 750,000 reserved shares were issued to ESPP participants and the plan was suspended at that time.

2006 Equity Incentive Plan

The Company has the Merix Corporation 2006 Equity Incentive Plan (the 2006 Plan), which replaced its 1994 Stock Incentive Plan (the 1994 Plan). The 2006 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, (4) performance shares and performance units conditioned upon meeting performance criteria and (5) other stock- or cash-based awards. Awards may be granted under the 2006 Plan to employees, officers, directors, consultants, agents, advisors and independent contractors. Under the 2006 Plan, 750,000 new shares of common stock were reserved for issuance. 396,363 shares of common stock previously reserved for issuance, but not subject to outstanding awards, under the 1994 Plan as of October 5, 2006 ceased to be available for issuance under the 1994 Plan and instead became available for grant under the 2006 Plan. Additionally, shares of common stock subject to outstanding options or unvested restricted stock awards under the 1994 Plan will also become available for grant under the 2006 Plan in the future to the extent that such awards expire or otherwise terminate without shares of common stock being issued pursuant to options, or to the extent that shares issued pursuant to restricted stock awards are forfeited. As of May 30, 2009, approximately 375,000 shares of common stock were subject to outstanding options or unvested stock awards under the 1994 Plan and approximately 975,000 shares had been forfeited or otherwise terminated and became available for grant under the 2006 Plan.

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

On February 11, 2008, the Company granted performance-based stock options to certain key employees, 30,000 of which were granted under the terms of the 2006 Plan and 510,000 of which were granted under the terms of the 2000 Plan. The options were to vest as to 25% on various dates in October and November 2008 if certain targets are met and as to the remaining 75% in April 2009 if the remaining targets are met. Substantially all of these performance-based stock options failed to vest as the performance targets were not met and no material share-based compensation expense was recognized on these options.

At May 30, 2009, there were approximately 2,175,000 shares available for grant under the 2000 Plan and the 2006 plan. Activity under these plans was as follows:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balances, May 31, 2008	3,304,842	$8.48
Granted	588,250	$1.73
Forfeited	(474,314)	$4.43
Expired	(835,105)	$8.41
Exercised	-	$-
Balances, May 30, 2009	2,583,673	$7.71	4.09	$-
Vested and expected to vest as of May 30, 2009	2,003,218	$8.48	3.66	$-
Exercisable as of May 30, 2009	1,396,560	$10.23	2.79	$-

	Restricted Stock Awards	Weighted Average Grant Date Per Share Fair Value
Balances, May 31, 2008	344,061	$7.36
Granted	26,000	$2.13
Vested	(122,945)	$7.59
Forfeited	(40,858)	$6.32
Balances, May 30, 2009	206,258	$6.76

As of May 30, 2009, unrecognized share-based compensation related to outstanding unvested stock options and restricted stock awards was $0.6 million and $0.5 million, respectively, which will be recognized over the weighted-average remaining vesting period of 1.41 years and 2.05 years, respectively.

Share-based Compensation Summary

Certain information regarding our share-based compensation for fiscal 2009 and fiscal 2008 was as follows (in thousands, except per share information):
	2009	2008	2007
Weighted average grant-date per share fair value of share options granted	$1.73	$4.56	$9.47
Total intrinsic value of share options exercised	-	1	2,591
Fair value of non-vested shares that vested during the period	130	270	582
Share-based compensation recognized in results of operations	1,617	1,963	1,850
Cash received from options exercised and shares purchased under all share-based arrangements	447	1	5,586
Weighted average grant-date per share fair value of shares issued under ESPP	0.70	2.45	-
Total fair value expensed for shares issued under the ESPP	248	278	-

No material amount of share-based compensation was capitalized as a part of an asset during fiscal 2009, 2008 or 2007. There was no tax deduction realized from the exercise of stock options and no tax benefit recognized in the statement of operations related to share-based compensation in fiscal 2009, 2008 or 2007. The Company did not recognize a tax benefit from the share-based compensation expense because it is believed that it was more likely than not that the related deferred tax assets, which have been reduced by a valuation allowance, will not be realized.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified and reported as both an operating cash outflow and a financing cash inflow. The excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the net operating loss carryforwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in its consolidated statement of cash flows for fiscal 2009, 2008 or 2007.

The Company’s share-based compensation expense was included in its statements of operations for fiscal 2009, 2008 and 2007 as follows (in thousands):
	2009	2008	2007
Cost of sales	$300	$163	$296
Engineering	89	66	58
Selling, general and administrative	1,228	1,734	1,496
	$1,617	$1,963	$1,850

Compensation expense related to restricted stock awards and stock grants is based on the fair value of the underlying shares on the date of grant as if the shares were vested. For fiscal 2009, 2008 and 2007, compensation expense related to options granted pursuant to our stock incentive plans was determined based on the estimated fair values using the Black-Scholes option pricing model and the following weighted average assumptions:

	2009	2008	2007
Risk-free interest rate	1.85% - 3.64%	1.59% - 5.13%	4.48% - 5.10%
Dividend yield	0%	0%	0%
Expected term	2.09 – 5.22 years	1.57 – 5.27 years	2.17 – 5.67 years
Volatility	55% - 65%	46% - 93%	46% - 91%
Discount for post vesting restrictions	0%	0%	0%
Assumed forfeiture rate	21.86%	20.34%	11.57%

For fiscal 2009 and 2008, compensation expense related to shares to be issued pursuant to the ESPP was determined using the following weighted average assumptions:
	2009	2008
Risk-free interest rate	1.91% -3.01%	3.01%
Dividend yield	0%	0%
Expected term	6 months	6 months
Volatility	69% - 81%	81%

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

NOTE 15. SEVERANCE, ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

Total severance, impairment and restructuring charges for fiscal 2009, 2008 and 2007 were as follows (in thousands):
	2009	2008	2007
Goodwill impairment	$20,500	$-	$53,310
Asset impairment	702	12,465	26,628
Severance charges	3,121	3,188	1,476
Wood Village plant closure charges	1,090	241	-
Gain on sale of Hong Kong facility equipment	(567)	(301)	-
Legal and other restructuring costs	49	93	-
	$24,895	$15,686	$81,414

Fiscal 2009 Actions

Goodwill Impairment

As a result of the deepening economic downturn and resulting reduction in demand for the Company’s products, in the third quarter of fiscal 2009 an impairment charge of $20.5 million was recorded to reduce the value of goodwill recorded in the acquisition of the Asia subsidiary to $0.

Reductions-in-Force

Due primarily to the deteriorating macroeconomic conditions, the Company has taken cost reduction actions to mitigate declines in the Company’s net sales. Most of the larger cost reductions were related to three major reductions-in-force that occurred in September 2008, December 2008 and January 2009. These headcount reductions resulted in severance and related charges paid totaling approximately $2.0 million. The Company has also significantly reduced its labor costs due to attrition within its labor force, particularly in the PRC. As of the end of fiscal 2009, the Company has reduced its labor force by approximately 22% compared to the end of fiscal 2008.

Executive Severance

During the fourth quarter of fiscal 2009, a reduction-in-force was implemented that impacted a number of individuals serving executive functions within the Company, which resulted in severance charges of $1.1 million.

Disposal of Surplus Plant Assets

In the second quarter of fiscal 2009, the Company implemented a plan to dispose of certain surplus plant assets to streamline the utilization of its Oregon factory and recorded $0.7 million in impairment charges on the assets to be disposed. The sale of the assets was finalized in the third quarter of fiscal 2009. In the first quarter of fiscal 2009, the Company recorded a gain of $0.6 million related to the sale of equipment previously used at the Hong Kong facility.

Fiscal 2008 Actions

Hong Kong Facility and Other Merix Asia Restructuring

In the first quarter of fiscal 2008, the Company committed to phasing out operations at its Hong Kong facility, closing the facility and relocating production to other manufacturing facilities. Full closure of the facility was completed in the fourth quarter of fiscal 2008. This closure was a part of the Company’s actions to consolidate its Asian operations at its lower-cost facilities in China and expand the facilities at its Huiyang plant to increase its manufacturing capacity in China. The Company recorded approximately $1.5 million in severance and related costs in connection with closure of the Hong Kong facility, excluding amounts to be paid out to certain employees employed under a continuous contract for not less than five years (the Long Service Payment Plan). The Company received a total of approximately $2.3 million from the Long Service Payment Plan as a refund against the cash restructuring costs.

Additionally, the Company recorded $0.4 million in asset impairment charges related to the closure of the Hong Kong facility and other actions. The Company also recorded severance costs totaling $0.2 million due to other restructuring actions at Merix Asia in fiscal 2008.

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

In the fourth quarter of fiscal 2008, the Company entered into an agreement to sublease the facility for an amount substantially equal to its rental obligation commencing in the first quarter of fiscal 2009. During fiscal 2009, the Company recorded $1.1 million in additional lease termination charges as the sublease tenant is delinquent in payment of its sublease rentals and the Company’s management believes that it is likely that the current sublease agreement will be terminated.

Executive Severance

In the third quarter of fiscal 2008, the Company terminated its Executive Vice President of Global Operations. In accordance with the executive employment agreement related to this termination, the Company recorded $0.4 million of severance and related costs, which were paid in the fourth quarter of fiscal 2008.

Fiscal 2007 Actions

Severance charges of $1.5 million in fiscal 2007 included the following:

•	a lump-sum cash payment of $0.6 million and non-cash share-based compensation of $0.1 million related to the issuance of share-based awards upon the resignation of the former Chief Executive Officer;
•	the cost of $0.1 million for fees related to recruiting a new Chief Executive Officer;
•	$0.2 million of cash severance related to the termination of another senior manager of Merix Asia; and
•	$0.5 million of cash severance related to the resignation of Merix Asia’s Chief Executive Officer in the fourth quarter of fiscal 2007.

In the fourth quarter of 2007, the Company recorded a $26.6 million impairment charge related primarily to the property, plant and equipment and land use rights of its Hong Kong facility, which is part of its Asia operating segment. Due to continuing and forecasted future operating losses, the Company performed an impairment analysis pursuant to SFAS No. 144. The Company primarily utilized market value analyses to determine the fair value of the assets. In addition, the $26.6 million charge included $0.2 million related to certain assets at the Company’s Oregon facility which were determined to have limited future use.

The Company also recorded a $53.3 million charge for goodwill impairment as a result of lower historical operating results than previously anticipated and lower future estimated cash flows. The $53.3 million charge consisted of a $14.2 million charge related to the Company’s San Jose manufacturing facility and a $39.1 million charge for Merix Asia.  See Note 7 for further discussion of goodwill impairment charges.

Severance Accrual

A roll-forward of the Company’s severance accrual for the fiscal years ended May 30, 2009 and May 31, 2008 was as follows (in thousands):
	Balance May 31, 2008	Charged to Expense	Amounts Paid	Balance May 31, 2009
Hong Kong plant closure	$134	$60	$(194)	$-
Executive severance	-	1,081	(646)	435
	$134	$1,141	$(840)	$435

	Balance May 26, 2007	Charged to Expense	Amounts Paid	Balance May 31, 2008
Merix Asia’s Chief Executive Officer severance	$453	$-	$(453)	$-
Hong Kong plant closure	-	1,462	(1,328)	134
	$453	$1,462	$(1,781)	$134

NOTE 16. INCOME TAXES

The components of income (loss) from continuing operations before minority interests and income taxes and the provision for income taxes for fiscal 2009, 2008 and 2007 are presented in the table below (in thousands). Fiscal 2007 amounts exclude the impact of discontinued operations as discussed in Note 12:

	2009	2008	2007
U.S.	$(31,644)	$(28,041)	$5,294
Foreign	(14,399)	5,157	(75,058)
Loss from continuing operations before minority interests and income taxes	$(46,043)	$(22,884)	$(69,764)

Tax provision:
Current:
Federal	$(123)	$19	$362
State	61	53	257
Foreign	2,430	1,826	671
	2,368	1,898	1,290
Deferred:
Federal	(10,700)	(9,714)	5,040
State	(170)	(1,177)	(2,559)
Foreign	747	(77)	(6,939)
	(10,123)	(10,968)	(4,458)
Valuation allowance:
Federal	10,700	9,714	(5,040)
State	170	1,177	2,559
Foreign	(487)	(319)	7,061
	10,383	10,572	4,580
Total tax provision	$2,628	$1,502	$1,412

The effective income tax rate applied to net income (loss) varied from the United States federal statutory rates of 35% in fiscal 2009, 2008 and 2007 due to the following (in thousands):
	2009	2008	2007
Tax expense at statutory rates	$(16,115)	$(8,009)	$(24,418)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(692)	(338)	(1,788)
Effect of foreign income tax rates	(293)	(663)	5,360
Effect of enacted change in future foreign tax rates	-	-	(1,035)
Federal qualified research and experimentation credit	-	-	(44)
State tax credits, net of federal benefits	(7)	(6)	-
Stock option windfall	-	-	(863)
Non-deductible items:
Goodwill impairment	7,175	-	18,698
Intercompany charges not deductible in certain foreign jurisdictions	194	78	411
Interest expense not deductible in certain foreign jurisdictions	345	428	1,347
Amortization of intangibles	120	125	254
Capital loss not deductible in foreign jurisdiction	-	-	(678)
Other	127	196	116
Change in valuation allowance	10,383	10,572	4,580
Other, net	1,391	(881)	(528)
	$2,628	$1,502	$1,412

Significant components of the Company’s deferred tax assets and liabilities at May 30, 2009 and May 31, 2008 were as follows (in thousands):
	2009	2008
Deferred tax assets – current:
Inventories	$2,190	$1,856
Vacation accrual	431	481
Sales allowances	563	556
Other	835	900
	4,019	3,793
Deferred tax assets – long-term:
Alternative minimum tax credit	1,130	1,130
Fixed asset basis difference	1,765	359
Net operating loss carryforwards	30,478	21,511
Qualified research and experimentation credits and other	5,808	6,475
	39,181	29,475
Deferred tax liabilities – long-term:
Intangible basis difference	(484)	(844)
Other	(558)	(461)
	(1,042)	(1,305)
Net deferred tax asset before valuation allowance	42,158	31,963
Valuation allowance	(41,386)	(31,003)
	$772	$960

At May 30, 2009, the Company had net operating loss carryforwards of approximately $64.3 million, $65.8 million and $19.3 million for U.S. federal, U.S. state and foreign income tax purposes, respectively. As of May 30, 2009, the Company had unused federal and state credit carryforwards of approximately $2.2 million and $0.6 million, respectively. Net operating losses and research and experimentation credits will expire between fiscal 2010 and fiscal 2028 and certain state credits may be carried forward indefinitely until exhausted. In addition, the Company had alternative minimum tax credit carryforwards of approximately $1.1 million, which are available to reduce future federal regular income taxes, if any, over an indefinite period. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income before these carryforwards expire. Included in the federal net operating loss carryforward is $7.9 million from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision.

A valuation allowance was recorded against net deferred tax assets due to cumulative losses in recent years and the lack of consistent, positive evidence to support the utilization of net operating losses and other tax attributes against future income. When realization of the deferred tax asset is more-likely-than-not to occur, the benefit related to the deductible temporary differences attributable to ordinary operations will be recognized as a reduction of the provision for income taxes. The benefit related to deductible temporary differences attributable to purchase accounting may result in a reduction to goodwill.  The cumulative change in the valuation allowance for fiscal 2009, 2008 and 2007 was an increase of approximately $10.4 million, an increase of approximately $10.0 million and an increase of approximately $4.5 million, respectively. In the third quarter of fiscal 2008, we reversed a net $1.2 million of valuation allowance against certain Asia deferred tax assets. This reversal is reflected on the consolidated financial statements as a $1.2 million increase in deferred tax assets, a $0.5 million decrease to goodwill and a $0.7 million decrease to tax expense.

A subsidiary in China is in a tax holiday effective through December 2009, whereby the applicable statutory rate was zero through December 2006 and subject to a reduced rate of 12.5% through December 2009. The impact of the China tax holiday was to increase net income by $0.4 million ($0.2 per diluted share in fiscal 2009, $0.5 million ($0.2 per diluted share) in fiscal 2008 and $0.4 million ($0.02 per diluted share) during fiscal 2007.

The Company will provide for U.S. income taxes on the earnings of foreign subsidiaries if foreign subsidiaries have positive taxable earnings and they are not considered indefinitely reinvested outside of the U.S. The Company indefinitely reinvests the cumulative undistributed earnings of its foreign subsidiaries. At May 30, 2009, the cumulative earnings and profits of foreign subsidiaries was a taxable deficit.

In fiscal 2008, the Company recorded $2.5 million in potential liability for uncertain tax positions related to the adoption of FIN 48.  This was reflected as a $0.7 million increase to goodwill and a $1.8 million charge to beginning accumulated deficit. All of the Company’s potential liability for uncertain tax positions would have an impact on the effective tax rate if recognized. Accrued interest on potential liability for uncertain tax positions was $1.1 million at May 30, 2009 and $0.8 million at May 31, 2008.

Following is a rollforward of changes in fiscal 2008 to the Company’s potential liability for uncertain tax positions included as a component of other long-term liabilities on the consolidated balance sheet at May 30, 2009 (in thousands):
	2009	2008
Beginning Balance	$2,124	$-
Additions for tax positions taken in prior periods	-	2,119
Additions for tax positions taken in current period	318	5
Decreases for lapses in statutes of limitation	-	-
Decreases for settlements with taxing authorities	-	-
Ending Balance	$2,442	$2,124

Net Change	$318	$2,124

The Company believes it is reasonably possible that the total amount of potential liability for uncertain tax positions may change within the next 12 months but is unable to estimate the amount of the potential change.

The Company recognizes accrued interest and penalties on the potential liability for uncertain tax positions as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. During fiscal 2009 and 2008, the Company recognized $0.3 million and $0.4 million, respectively, in interest related to the potential liability for uncertain tax positions. No penalties were recognized related to potential liability for uncertain tax positions in fiscal 2009 or 2008.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local and foreign jurisdictions. The Company is no longer subject to Internal Revenue Service (IRS) examinations for fiscal years prior to fiscal 2001, state or local examinations prior to fiscal 2002, and foreign income tax examinations before fiscal year 2002. The Company does not currently have any examinations in process.

NOTE 17. SEGMENT AND ENTERPRISE-WIDE DISCLOSURES

Prior to fiscal 2009, the Company reported three operating segments: 1) Oregon, 2) San Jose and 3) Asia. This was deemed appropriate as the operations of San Jose and Asia were managed individually for a time after the acquisition of the San Jose subsidiary in fiscal 2005 and the acquisition of the Asia subsidiary in fiscal 2006. Subsequent to the hiring of the Company’s current Chief Executive Officer at the end of fiscal 2007 and the hiring of a Vice President of North American operations at the end of fiscal 2008, the Company’s management team and management reporting was restructured to focus on managing the businesses in North America and Asia as two cohesive business units. In the fourth quarter of fiscal 2009, an assessment of segment reporting requirements under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” was undertaken. It was determined that the San Jose subsidiary did not meet the criteria of an operating segment under SFAS No. 131. As such, fiscal 2008 and fiscal 2007 financial information has been revised to present operating segment information consistently with the current year presentation. The following tables reconcile certain financial information by segment.

Net sales by segment for fiscal 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007
North America	$137,149	$203,202	$245,347
Asia	149,978	175,435	155,149
	$287,127	$378,637	$400,496

Gross profit by segment for fiscal 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007
North America	$4,739	$21,489	$54,037
Asia	17,447	16,370	11,534
	$22,186	$37,859	$65,571

Beginning in fiscal 2009, the Company recorded an allocation of certain costs attributable to costs of sales in all segments that were previously charged to the Merix Oregon segment and included certain engineering costs in costs of sales that were previously presented as a component of operating expenses. Gross profit by segment for the fiscal 2008 and fiscal 2007 has been revised to present comparable results. The impact of these revisions on gross margin by segment is presented in the tables below for fiscal 2008 and fiscal 2007:

Fiscal 2008:	Fiscal 2008 (as reported)	Effect of Engineering Cost Reclassification	Effect of Global Cost Allocation	Fiscal 2008 (as revised)
Merix North America	12.2%	(2.4)%	0.8%	10.6%
Merix Asia	11.3%	(1.1)%	(0.9)%	9.3%
Consolidated	11.8%	(1.8)%	-	10.0%

Fiscal 2007:	Fiscal 2007 (as reported)	Effect of Engineering Cost Reclassification	Effect of Global Cost Allocation	Fiscal 2007 (as revised)
Merix North America	23.5%	(2.2)%	0.7%	22.0%
Merix Asia	9.2%	(0.7)%	(1.1)%	7.4%
Consolidated	18.0%	(1.6)%	-	16.4%

Total assets by segment at May 30, 2009 and May 31, 2008 were as follows (in thousands):

	2009	2008
North America	$132,225	$153,075
Asia	68,445	114,366
	$200,670	$267,441

Net sales to customers outside the United States totaled 46%, 35% and 37% in fiscal 2009, 2008 and 2007, respectively. There were no countries outside of the United States to which sales totaled 10% or more of net sales.

Long-lived assets by geographic location at May 30, 2009 and May 31, 2008 were as follows (in thousands):
	2009	2008
United States	$63,305	$79,172
People’s Republic of China (including Hong Kong)	57,083	71,244
	$120,388	$150,416

NOTE 18. BENEFIT PLANS

Defined Contribution 401(k) Plans

The Company maintains two defined contribution plans that cover all regular U.S.-based employees, which meet the requirements of Section 401(k) of the Internal Revenue Code. Prior to January 1, 2009, the Company provided matching contributions to the defined contributions under the terms described below. Effective January 1, 2009, the Company suspended matching contributions as part of cost containment measures in response to declining net sales. Reinstatement of the matching contributions will be considered when economic conditions improve and the Company achieves sustainable improvements in its financial performance.

Prior to suspension of the matching contribution, under the 401(k) plan for employees that reside in Oregon, the Company matches employee contributions of 100% of the first 3% of an employee’s base pay and Company contributions vest at a rate of 25% per year. The Company’s contributions may be made in cash or in the Company’s stock. Under the 401(k) plan for employees that reside in California, the Company matches employee contributions of 20% of the first 15% of an employee’s base pay and Company contributions vest at a rate of 20% per year after the first year. Contribution expense for matching contributions paid in cash totaled $0.7 million, $0.6 million and $0.1 million in fiscal 2009, 2008 and 2007, respectively. During 2008 and 2007, contribution expense for matching contributions in the Company’s common stock totaled $0.9 million and $1.2 million.

Effective September 3, 2008, the two defined contribution plans were merged. Employees residing in California became participants in the existing defined contribution plan for the employees residing in Oregon.

Long Service Payment Plan

Under statutory requirement, certain Asia employees are entitled to receive a long service payment if they have been employed under a continuous contract for a period of not less than five years. Upon termination of employment, the employee is entitled to receive either the long service payment, if eligible, or a severance payment, which are calculated as the lesser of (1) the employee’s last full month’s wages multiplied by two-thirds multiplied by the employee’s total number of service years, or (2) 22,500 Hong Kong dollars (approximately U.S. $2,900 at May 30, 2009) multiplied by two-thirds multiplied by the employee’s total number of service years. The total cumulative severance and long service plan payment are subject to a maximum payment not to exceed 390,000 Hong Kong dollars (approximately U.S. $50,300 at May 30, 2009).

The Company’s Long Service Payment Plan accrual, included as a component of other long-term liabilities, at May 30, 2009 and May 31, 2008 was $25,000 and $32,000, respectively, and was offset by an unrecognized actuarial gain (loss) of $6,000 and ($6,000), respectively, which was included as a component of accumulated other comprehensive income. During fiscal 2009, 2008 and 2007, net periodic pension expense related to this plan was $8,000, $43,000 and $97,000, respectively. Detailed information pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 132 (Revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” is not provided due to the immateriality of the defined benefit pension amounts. The Company’s liability under the Long Service Plan was significantly reduced due to the closure of the Hong Kong facility during fiscal 2008.

In the second quarter of fiscal 2007, the accrual for the Long Service Payment Plan was reduced by $1.4 million with a corresponding reduction to goodwill based on an estimate prepared by an outside actuary. The Company engaged an outside actuary to calculate the liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

NOTE 19. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is, from time to time, made subject to various legal claims, actions and complaints in the ordinary course of its business. Except as disclosed below, the Company believes that the outcome of the litigation should not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Securities Class Action

Four purported class action complaints were filed against the Company and certain of its executive officers and directors in the first quarter of fiscal 2005. The complaints were consolidated in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. After the court granted the Company’s motion to dismiss without prejudice, the plaintiffs filed a second amended complaint. That complaint alleged that the defendants violated the federal securities laws by making certain inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering of approximately $103.4 million of the Company’s common stock. In September 2006, the Court dismissed that complaint with prejudice. The plaintiffs appealed to the Ninth Circuit Court of Appeals. In April 2008, the Ninth Circuit reversed the dismissal of the second amended complaint seeking an unspecified amount of damages. The Company sought rehearing which was denied and rehearing en banc was also denied. The Company obtained a stay of the mandate from the Ninth Circuit and filed a certiorari petition with the United States Supreme Court on September 22, 2008. On December 15, 2008, the Supreme Court denied the certiorari petition and the case was remanded back to the U.S. District Court for the District of Oregon. On May 15, 2009, the plaintiffs moved to certify a class of all investors who purchased in the public offering and who were damaged thereby. The Court has not yet ruled on that motion. The case is currently in the discovery phase. A potential loss or range of loss that could arise from these cases is not estimable or probable at this time.

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

Commitments

As of May 30, 2009, the Company had capital commitments of approximately $0.7 million, primarily relating to the purchase of manufacturing equipment. The Company also had consignment agreements with certain suppliers for raw material inventory, some of which obligate the Company to purchase inventory on hand upon termination of the agreement. As of May 30, 2009, potential commitments under these agreements were insignificant.

NOTE 20. RELATED PARTY TRANSACTIONS

The Company recorded the following amounts for transactions with Huizhou Desay Holdings Co. Ltd. and its wholly-owned subsidiary, a minority shareholder of two Asia manufacturing facilities, during fiscal 2009, 2008 and 2007 as follows (in thousands):
	2009	2008	2007
Consulting fees	$213	$198	$174
Operating lease rental fees	329	305	270
Management fees	146	78	50
Capitalized construction costs	325	1,597	-
Other fees	287	406	400
	$1,300	$2,584	$894

NOTE 21. SUBSEQUENT EVENTS

On June 26, 2009, the Company entered into a Maximum Amount Mortgage Agreement that provides for  borrowings up to 36 million renminbi (approximately US$5.3 million) under a credit facility secured by the building and land lease at the Company’s Huiyang manufacturing facility. The borrowing limit is expected to be increased to 50 million renminbi (approximately US$7.3 million) within 90 days upon perfection of the security interest in the building. The Company also entered into a related Loan Contract on June 26, 2009 for an initial loan advance under the credit facility of US$1.5 million which matures one year from the date of drawdown, which is expected to occur in August 2009. In the event of termination of this credit facility, the Company intends to refinance any amounts outstanding on this line with borrowings under the master revolving Credit Facility. As such, borrowings under this Maximum Amount Mortgage Agreement will be classified as long-term debt in the Company’s consolidated balance sheet.

NOTE 22. QUARTERLY DATA (UNAUDITED)

Unaudited quarterly financial data for each of the eight fiscal quarters in the two-year period ended May 30, 2009 was as follows (in thousands, except per share data):
Fiscal 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$90,627	$76,900	$60,721	$58,879
Gross profit	10,274	6,035	876	5,001
Operating income (loss) (1)	16	(4,260)	(30,833)	(6,649)
Net loss (1)	(2,147)	(6,088)	(32,666)	(8,363)
Basic net loss per share	(0.10)	(0.29)	(1.54)	(0.39)
Diluted net loss per share	(0.10)	(0.29)	(1.54)	(0.39)

Fiscal 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$99,430	$97,378	$94,275	$87,544
Gross profit	11,043	9,523	7,924	9,369
Operating loss(2)	(1,878)	(3,216)	(17,510)	(301)
Net loss (2)	(3,649)	(5,009)	(13,354)	(3,539)
Basic net loss per share	(0.17)	(0.24)	(0.63)	(0.17)
Diluted net loss per share	(0.17)	(0.24)	(0.63)	(0.17)

(1)	Includes $24.9 million of severance, impairment and restructuring charges in fiscal 2009. See Note 15 for additional information.
(2)	Includes $15.7 million of severance, impairment and restructuring charges in fiscal 2008. See Note 15 for additional information.

MERIX CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

			Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Acquired through Acquisitions	Deductions (2)	Balance at End of Period
For the fiscal year ended May 30, 2009
Allowance for sales adjustments and doubtful accounts	$2,252	$1,162	$1,975	$-	$(3,887)	$1,502
Inventory obsolescence reserve	3,719	5,311	-	-	(5,410)	3,620
Tax valuation allowance	31,003	10,383	-	-	-	41,386

For the fiscal year ended May 31, 2008
Allowance for sales adjustments and doubtful accounts	$3,168	$304	$1,236	$-	$(2,456)	$2,252
Inventory obsolescence reserve	3,379	5,658	-	-	(5,318)	3,719
Tax valuation allowance	20,976	10,572	-	(545)	-	31,003

For the fiscal year ended May 26, 2007
Allowance for sales adjustments and doubtful accounts	$2,683	$1,655	$1,442	$-	$(2,612)	$3,168
Inventory obsolescence reserve	2,592	3,020	-	-	(2,233)	3,379
Tax valuation allowance	16,518	4,580	-	(122)	-	20,976

(1)	Charged to net sales.
(2)	Charges to the accounts included in this column are for the purposes for which the reserves were created and include write-offs, net of recoveries.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

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

(a)  Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and our CFO concluded that as of the end of the period covered by the Form 10-K, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and for assessing the effectiveness of the Company’s internal control over financial reporting as of May 30, 2009. As defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by the issuer’s principal executive and principal financial officers, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP).

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

Management conducted, with the participation and supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting as of May 30, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

Based on our assessment, our management concluded that, subject to the limitations discussed in (c) below, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

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

Remediation of Previously-Identified Material Weakness

In connection with management’s assessment of our internal control over financial reporting beginning in the fourth quarter of fiscal 2007 and continuing through the third quarter of fiscal 2009, we determined that a material weakness existed with respect to our Asia operations.

Asia was acquired in September 2005. Upon acquisition Asia had weak internal controls over financial reporting and needed to develop processes to strengthen its accounting systems and control environment management. We have devoted significant time and resources to improving the internal controls over financial reporting since the acquisition. These improvements include, but are not limited to, the following:

•
In August 2008, we implemented our global ERP system for the Asia operations. The new ERP system allows for greater consistency of accounting processes and internal controls between our U.S. and Asia operations and provides greater visibility into the accounting records and accounting practices in Asia.

•
We have strengthened our staffing as well as the cost accounting procedures and related analytics to focus on trends and variance analysis to budgets and forecasts. In fiscal 2008, we implemented detailed periodic reviews of the results of Asia. These reviews provide for more formal communication processes related to the financial statement adjustments and changes in the internal control environment.

•	We have invested significant amounts of time and expense on training for financial personnel in the U.S. and Asia. U.S. management has also commenced more frequent oversight trips to Asia.

•
We have realigned our organization structure across the company along functional lines. This has resulted in an integration of the Asia finance team members into one globally-focused finance team. We believe this has resulted in more accountability across the organization and allows for sharing of best practices across all functions, improving the internal control environment.

During our annual control testing procedures undertaken in the fourth quarter to support management’s evaluation of internal control over financial reporting, we determined that the control improvements enabled by the successful implementation of the ERP system in Asia, in addition to the other control improvements discussed above, were sufficient to remediate the material weakness.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors and executive officers and information about the Company’s audit committee, is included under the headings “Proposal No. 1: Election of Directors,” “Executive Officers,” “Corporate Governance Principles and Board Matters – Board Structure and Committee Composition,” and “Section 16(a) Beneficial Ownership Reporting Compliance”  in our Proxy Statement for our 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 30, 2009, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item is included under the headings “Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 30, 2009, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the heading “Security Ownership of Certain Beneficial Owners and Management” relating to beneficial owners holding more than five percent of our common stock and common stock ownership of our directors and executive officers in our Proxy Statement for our 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 30, 2009, and is incorporated herein by reference.

Equity Compensation Plans

During fiscal year 2009, Merix maintained two equity compensation plans, the 2000 Nonqualified Stock Option Plan (the “2000 Plan”) and the 2006 Equity Incentive Plan (the "2006 Plan"). The Company may grant awards to eligible persons pursuant to the 2000 and 2006 Plan. The Company’s 1994 Stock Incentive Plan (the “1994 Plan”) was retired following shareholder approval of the 2006 Equity Incentive Plan on October 5, 2006. Shares granted under the 1994 Plan that are cancelled or retired become eligible for issuance out of the 2006 Plan. The Merix Board of Directors adopted the 2006 Plan in August 2006 and Merix' shareholders approved the 2006 Plan in October 2006. The material terms of the 2000 Plan are described below.

The following table summarizes information about the 2000 Plan and 2006 Plan as of May 30, 2009:

Plan category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Available for Future Issuance [excluding shares reflected in (A)]
Equity compensation plan approved by security holders(1)	1,027,125	$9.37	832,134
Equity compensation plan not approved by security holders(2)	1,556,548	6.60	1,341,573
	2,583,673	$4.09	2,173,707

(1)
Consists of shares of common stock remaining available for issuance under 2006 Plan. Directors not affiliated with Merix participate in a program under which each receives an option to purchase 20,000 shares and a restricted stock award of shares having a value of $10,000 at the time first elected to the Board and an option to purchase 5,000 shares and a restricted stock award of shares having a value of $40,000 on each anniversary of that date. The options granted under this program vest and become exercisable with respect to 25% of the shares on the first anniversary of the grant date and an additional 25% of the shares vest and become exercisable on each anniversary thereafter (assuming continued Board service). The number of restricted shares granted will be determined by dividing $40,000 by the fair market value of a share of Merix’ common stock on the date of grant. The restricted shares are fully vested at grant, but will be subject to an agreement between Merix and each recipient prohibiting the sale or the disposition of such shares so long as the recipient remains a Merix director. The agreement will also provide that any director who resigns from the Board without the consent of a majority of the Board of Directors then in office will forfeit all such stock awards. Due to the decline the Company’s stock price, the fiscal 2009 annual grants to members of the board of directors were not issued.

Shares available for issuance under the 2006 Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units, performance units, performance shares and any other stock based award selected by the plan administrator.

(2)
Consists of shares of common stock remaining available for issuance under the 2000 Plan. Shares available for issuance under the 2000 Plan can be granted pursuant to non-statutory stock options and stock awards.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the headings “Transactions with Related Persons” and “Corporate Governance Principles and Board Matters” in our Proxy Statement for our 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 30, 2009, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item is included under “Independent Registered Public Accounting Firm’s Fees” in our Proxy Statement for our 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days subsequent to May 30, 2009, and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) Financial Statements and Schedules
The Consolidated Financial Statements, together with the reports thereon of our independent registered public accounting firms, are included on the pages indicated below:

(a)(3) Exhibits
Unless otherwise indicated, the following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates a management contract, compensatory plan or arrangement, which are required to be identified in this report.

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

10.5*	Form of Employee Stock Bonus Agreement - incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the period ended August 27, 2005 (File No. 000-23818).

Exhibit No.	Description
10.6*	Merix Corporation 2006 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 25, 2006 (File No. 000-23818).

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

10.10*
Indemnity Agreement between the Company and Robert C. Strandberg as of June 30, 1998 – incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 30, 1998 (File No. 000-23818).

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

Exhibit No.	Description
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

10.27*
Executive Severance and Noncompetition Agreement between the Company and Allen L. Muhich, dated April 7, 2008 – incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K fir the fiscal year ended May 31, 2008 (File No. 000-23818.

10.28*
Indemnity Agreement between the Company and Allen L. Muhich, dated December 10, 2007 2008 – incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K fir the fiscal year ended May 31, 2008 (File No. 000-23818.

10.29*	Executive Severance and Noncompetition Agreement between the Company and Steven N. Lach, dated July 29, 2008.

10.30*	Executive Severance and Noncompetition Agreement between the Company and Alfred Pang, dated May 15, 2008.

10.31*
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

10.33	Lease Agreement between the Company and Triple Net Properties Realty, Inc. as Agent for NNN VF Woodside Corporate Park, LLC dated as of February 9, 2007.

10.34	First Amendment to Lease between the Company and Triple Net Properties Realty, Inc. as Agent for NNN VF Woodside Corporate Park, LLC dated as of April 2, 2008.

10.35
Loan and Security Agreement, dated May 9, 2008 and executed on May 12, 2008, by and between Merix Corporation and Bank of America, N.A., and the other parties named therein - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2008 (File No. 001-33752).

10.36
Merix Singapore Facility Agreement, dated May 9, 2008 and executed on May 12, 2008, by and between Merix Holding (Singapore) Pte Ltd and Bank of America, N.A., and the other parties named therein - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 13, 2008 (File No. 001-33752).

10.37
Guaranty and Security Agreement, dated May 9, 2008 and executed on May 12, 2008, by Merix Nevada, Inc. and Merix Asia, Inc. in favor of Bank of America, N.A. as Agent and certain financial institutions - incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 13, 2008  (File No. 001-33752).

10.38
First Amendment, dated May 18, 2009, to Loan and Security Agreement by and between Merix Corporation and Bank of America, N.A. and the other parties name therein- incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2009 (File No. 001-33752).

10.39
Indenture dated May 16, 2006, between Merix Corporation and U.S. Bank National Association, as Trustee - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2006 (File No. 000-23818).

10.40
Form of 4% Convertible Senior Subordinated Note Due 2013 (incorporated by reference to Section 2.2 of Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended February 24, 2007) (File No. 000-23818).

10.41
Registration Rights Agreement dated as of May 16, 2006, between Merix Corporation and Thomas Weisel Partners LLC - incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 16, 2006  (File No. 000-23818).

10.42*	Amendment #2 To Executive Severance and Noncompetition Agreement between the Company and Linda Moore, effective April 8, 2009.

Exhibit No.	Description
10.43*	Form of Amendment to Executive Severance and Noncompetition Agreement for Michael Burger, Kelly Lang, Thomas Ingham and Linda Moore.

10.44*	Form of Amendment to Executive Severance and Noncompetition Agreement for other officers.

10.45
First Amendment to Loan and Security Agreement, dated May 18, 2009, by and between Merix Corporation and Bank of America, N.A., as administrative agent and lender -- incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2009 (File No. 001-33752).

10.46
Foreign Exchange Loan Contract, dated June 26, 2009, by and between Merix Printed Circuits Technology Limited and Industrial and Commercial Bank of China, Limited – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2009 (File No. 001-33752).

10.47
Maximum Amount Mortgage Agreement, dated June 26, 2009, by and between Merix Printed Circuits Technology Limited and Industrial and Commercial Bank of China, Limited -- – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 30, 2009 (File No. 001-33752).

21	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

+ furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: July 30, 2009	By:	/s/ MICHAEL D. BURGER
Name: Michael D. Burger
Title: Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 30, 2009:

/s/ MICHAEL D. BURGER	/s/ KELLY E. LANG
Name: Michael D. Burger	Name: Kelly E. Lang
Title: Director, President and Chief Executive Officer (Principal Executive Officer)	Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ALLEN L. MUHICH	/s/ KIRBY A. DYESS
Name: Allen L. Muhich	Name: Kirby A. Dyess
Title: Vice President, Finance and Corporate Controller (Principal Accounting Officer)	Title: Director

/s/ DONALD D. JOBE	/s/ GEORGE H. KERCKHOVE
Name: Donald D. Jobe	Name: George H. Kerckhove
Title: Director	Title: Director

/s/ DR. WILLIAM W. LATTIN	/s/ WILLIAM C. MCCORMICK
Name: Dr. William W. Lattin	Name: William C. McCormick
Title: Director	Title: Chairman of the Board

/s/ ROBERT C. STRANDBERG	/s/ FRANCIS YUEN KIN PHENG
Name: Robert C. Strandberg	Name: Francis Yuen Kin Pheng
Title: Director	Title: Director