Form 10-Q
period 2009-08-29
MERIX CORP
filed 2009-10-07
CIK 921365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2009

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

The number of shares of common stock outstanding as of October 5, 2009 was 21,880,366 shares.

MERIX CORPORATION

PART I – FINANCIAL INFORMATION
MERIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	August 29,	May 30,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$21,353	$16,141
Accounts receivable, net of allowances for doubtful
accounts of $1,478 and $1,503	42,219	43,290
Inventories, net	14,941	14,593
Assets held for sale	112	3
Deferred income taxes	160	160
Prepaid and other current assets	6,928	5,437
Total current assets	85,713	79,624

Property, plant and equipment, net of accumulated
depreciation of $141,809 and $138,482	89,458	95,170
Goodwill	11,392	11,392
Definite-lived intangible assets, net of accumulated
amortization of $10,849 and $10,380	6,359	6,828
Deferred income taxes, net	521	521
Assets held for sale	1,146	1,146
Other assets	4,328	4,470
Total assets	$198,917	$199,151

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$34,514	$33,371
Accrued liabilities	14,547	13,088
Total current liabilities	49,061	46,459

Long-term debt	83,000	78,000
Other long-term liabilities	4,582	4,374
Total liabilities	136,643	128,833

Commitments and Contingencies (Note 14)

Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized;
none issued	-	-
Common stock, no par value; 50,000 shares authorized;
21,881 and 21,781 issued and outstanding	217,579	217,112
Accumulated deficit	(159,047)	(150,813)
Accumulated other comprehensive income	33	34
Total Merix shareholders' controlling interest	58,565	66,333
Noncontrolling interest	3,709	3,985
Total shareholders' equity	62,274	70,318
Total liabilities and shareholders' equity	$198,917	$199,151

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Fiscal quarter ended

	August 29,	August 30,
	2009	2008

Net sales	$57,797	$90,627
Cost of sales	54,283	80,353
Gross profit	3,514	10,274

Operating expenses:
Engineering	261	563
Selling, general and administration	7,966	9,702
Amortization of intangible assets	469	520
Impairment of fixed assets (Note 16)	642	-
Severance charges and other restructuring costs (Note 16)	314	(527)
Total operating expenses	9,652	10,258

Operating income (loss)	(6,138)	16

Other income (expense):
Interest income	6	51
Interest expense	(1,041)	(876)
Other income (expense), net	(53)	(364)
Total other expense, net	(1,088)	(1,189)

Loss before income taxes and minority interests	(7,226)	(1,173)
Provision for income taxes	909	728
Net loss	(8,135)	(1,901)
Net income attributable to noncontrolling interest	99	246
Net loss attributable to controlling interest	$(8,234)	$(2,147)

Basic and diluted loss per share attributable to
Merix common shareholders	$(0.38)	$(0.10)

Weighted average number of shares - basic and diluted	21,614	20,794

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the fiscal quarters ended August 29, 2009 and August 30, 2008
(in thousands)

					Accumulated
					Other
	Non-				Comprehensive	Total
	controlling	Common Stock		Accumulated	Income	Shareholders'
	Interest	Shares	Amount	Deficit	(Loss)	Equity

Balance at May 31, 2008	$4,573	21,073	$215,085	$(101,358)	$47	$118,347
Dividend declared for distribution to non-controlling interest	(297)	-	-	-	-	(297)
Stock Plans:
Issuance of restricted stock to employees	-	26	-	-	-	-
Issuance of stock under employee stock purchase plan	-	147	262	-	-	262
Share-based compensation expense	-	-	566	-	-	566
Shares repurchased, surrendered or cancelled	-	(8)	(18)	-	-	(18)
Comprehensive loss:
Net income (loss)	246	-	-	(2,147)	-	(1,901)
Foreign currency translation adjustment, net of tax	-	-	-	-	(2)	(2)
Quarterly comprehensive loss						(1,903)
Balance at August 30, 2008	$4,522	21,238	$215,895	$(103,505)	$45	$116,957

Balance at May 30, 2009	$3,935	21,781	$217,112	$(150,622)	$33	$70,458
Elimination of one-month reporting lag for Asia subsidiary	50	-	-	(191)	1	(140)
Dividend declared for distribution to non-controlling interest	(375)	-	-	-	-	(375)
Stock Plans:
Issuance of restricted stock to employees	-	108	-	-	-	-
Share-based compensation expense	-	-	475	-	-	475
Shares repurchased, surrendered or cancelled	-	(8)	(8)	-	-	(8)
Comprehensive loss:
Net income (loss)	99	-	-	(8,234)	-	(8,135)
Foreign currency translation adjustment, net of tax	-	-	-	-	(1)	(1)
Quarterly comprehensive loss						(8,136)
Balance at August 29, 2009	$3,709	21,881	$217,579	$(159,047)	$33	$62,274

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal quarter ended
CASH FLOWS FROM OPERATING ACTIVITIES	August 29, 2009	August 30, 2008
Net loss	$(8,135)	$(1,901)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	5,833	5,457
Share-based compensation expense	475	566
Impairment of fixed assets	642	-
Gain on disposition of assets	(9)	(567)
Changes in operating accounts:
Decrease in accounts receivable, net	959	2,818
(Increase) decrease in inventories, net	(348)	5
(Increase) decrease in other assets	(1,481)	3,246
Increase (decrease) in accounts payable	1,377	(1,734)
Increase in other accrued liabilities	1,306	1,310
Increase (decrease) in due to affiliate, net	-	(67)
Net cash provided by operating activities	619	9,133

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(422)	(9,421)
Proceeds from disposal of property, plant and equipment	23	555
Net cash used in investing activities	(399)	(8,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on revolving line of credit	5,000	6,000
Borrowing on long-term notes payable	1,500	-
Principal payments on revolving line of credit	(1,500)	(6,000)
Proceeds from exercise of stock options and stock plan transactions	-	262
Reacquisition of common stock	(8)	(18)
Dividend distribution to non-controlling interest		(297)
Other financing activities	-	(4)
Net cash provided by (used in) financing activities	4,992	(57)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,212	210

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,141	5,728

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,353	$5,938

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net	$356	$480
Cash paid for interest	38	174

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

NOTE 2.                      BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the Annual Report on Form 10-K prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim consolidated financial statements are unaudited, however, they reflect all normal recurring adjustments and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year consists of a 52 or 53 week period that ends on the last Saturday in May. Fiscal 2010 is a 52 week fiscal year ending on May 29, 2010. The first quarter of fiscal 2010 ended August 29, 2009 and the first quarter of fiscal 2009 ended August 30, 2008 and included thirteen weeks, respectively.

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned and majority-owned subsidiaries. Beginning in the first quarter of fiscal 2010, all intercompany accounts, transactions and profits have been eliminated in consolidation.  Prior to May 30, 2009 certain intercompany amounts related to Merix Asia could not be eliminated, as discussed in Note 4.

The functional currency for all subsidiaries is the U.S. dollar.  Foreign exchange losses for the fiscal quarters ended August 29, 2009 and August 30, 2008 totaled $0.1 million and $0.3 million, respectively, and are included in net other expense in the consolidated statements of operations.

Events subsequent to August 29, 2009 were evaluated through October 7, 2009, the date on which the financial statements were issued.

NOTE 3.                      FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk.  Our monetary assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt.  Due to their short-term nature, we estimated that the recorded value of our monetary assets and liabilities, except long-term debt as disclosed below, approximated fair value as of August 29, 2009 and May 30, 2009.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise; however, the quoted market price for the Company’s debt is currently reflecting a significant risk premium.  The Company’s debt trades infrequently in the open market and as such, the quoted market price is considered a Level II input in the assessment of fair value.  At August 29, 2009 and May 30, 2009, respectively, the book value of our fixed rate debt and the fair value, based on open market trades proximate to the fair value measurement date, was as follows:

	August 29,	May 30,
	2009	2009
Book value of fixed rate debt	$70,000	$70,000
Fair value of fixed rate debt	$35,000	$28,000

NOTE 4.                      ELIMINATION OF ONE MONTH REPORTING LAG FOR MERIX ASIA

The Company implemented an enterprise resource planning (ERP) system during the first quarter of fiscal 2009 for Merix Asia.  Prior to that implementation, the Company’s financial reporting systems at Merix Asia were predominantly manual in nature, and required significant time to process and review the transactions in order to assure the financial information was properly stated. Additionally, Merix Asia performs a complex regional financial consolidation of its subsidiaries prior to the Company’s final consolidation. The time required to complete Merix Asia’s consolidation, record intercompany transactions and properly report any adjustments, intervening and/or subsequent events required the use of a one-month lag in consolidating the financial statements for Merix Asia with Merix Corporation through the end of fiscal 2009. Intercompany balances resulting from transactions with Merix Asia during the one-month lag period were netted and presented as a current asset or liability on the consolidated balance sheet.

As a result of the implementation of the new ERP system for Merix Asia and the related streamlining of business processes the Company has been able to eliminate the one-month reporting lag for Merix Asia as of the commencement of the first quarter of fiscal 2010.

The elimination of the one-month reporting lag resulted in an increase to accumulated deficit as of May 30, 2009 of $0.2 million, representing the operating results for Merix Asia for the four weeks ended May 30, 2009 as presented below:

Net Sales	$8,182
Cost of Sales	7,389
Gross Profit	793
Gross margin	9.7%
Engineering expense	56
Selling, general and administration	510
Amortization of intangible assets	56
Severance, asset impairment and restructuring charges	197
Loss from operations	(26)
Other expense, net	16
Provision for income taxes	99
Net loss	(141)
Net income attributable to noncontrolling interest	50
Net increase to accumulated deficit	$(191)

The amounts presented on the consolidated balance sheet as of May 30, 2009 have been revised from those previously reported to reflect the consolidation of Merix Asia after the elimination of the one-month reporting lag as shown below:

	May 30,	May 30,
	2009	2009
Assets	(as reported)	(as revised)
Cash	$17,571	$16,141
Accounts receivable, net	43,285	43,290
Inventories, net	14,367	14,593
Other current assets	5,059	5,600
Total current assets	80,282	79,624
Property, plant and equipment, net	95,883	95,170
Other assets	24,505	24,357
Total assets	$200,670	$199,151

Liabilities and Shareholder’s Equity
Accounts payable	$33,263	$33,371
Accrued liabilities	14,715	13,088
Total current liabilities	47,978	46,459
Long-term debt	78,000	78,000
Other long-term liabilities	4,234	4,374
Total liabilities	130,212	128,833

Noncontrolling interest	3,935	3,985
Common stock	217,112	217,112
Accumulated other comprehensive income	33	34
Accumulated deficit	(150,622)	(150,813)
Total shareholder’s equity	70,458	70,318
Total liabilities and shareholder’s equity	$200,670	$199,151

Prior period consolidated results of operations and cash flows have not been restated to conform with the new Merix Asia fiscal reporting period since the results, as previously presented, are considered comparable to the current year consolidated financial statements in all material respects.

NOTE 5.                      INVENTORIES

Inventories are valued at the lower of cost or market and include materials, labor and manufacturing overhead. Inventory cost is determined by standard cost, which approximates the first-in, first-out (FIFO) basis.

Provisions for inventories are made to reduce excess inventories to their estimated net realizable values, as necessary. A change in customer demand for inventory is the primary indicator for reductions in inventory carrying values. The Company records provisions for excess inventories based on historical experiences with customers, the ability to utilize inventory in other programs, the ability to redistribute inventory back to the suppliers and current and forecasted demand for the inventory. The net decrease to inventory valuation reserves was $0.2 million and $0.8 million, respectively, during the first quarters of fiscal 2010 and 2009. As of August 29, 2009 and May 30, 2009, our inventory reserves totaled $3.4 million and $3.6 million, respectively.

The Company maintains inventories on a consignment basis at global customer locations.. Consignment inventory is recorded as inventory until the product is pulled from the consignment inventories by the customer and all risks and rewards of ownership of the consignment inventory have been transferred to the customer.

Abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are recognized as current-period charges and the allocation of fixed production overheads to the costs of conversion is based on the normal capacity of the production facilities.  The Company is required to estimate the amount of idle capacity and expense amounts in the current period.  During the first quarter of fiscal 2010, the Company expensed $0.1 million related to abnormally low production volumes as a component of cost of sales.  There were no amounts expensed related to abnormally low production volumes and related excess capacity in the first quarter of fiscal 2009.

Inventories, net of related reserves, consisted of the following (in thousands):

	August 29,	May 30,
	2009	2009
Raw materials	$2,791	$2,910
Work-in-process	4,735	3,967
Finished goods	3,415	3,930
Consignment finished goods	4,000	3,786
	$14,941	$14,593

NOTE 6.                      PREPAID AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at August 29, 2009 and May 30, 2009 (in thousands):

	August 29,	May 30,
	2009	2009
Prepaid expenses	$1,666	$1,578
Income taxes receivable	368	328
Value-added tax receivable	3,178	2,009
Other assets	1,716	1,522
	$6,928	$5,437

NOTE 7.                      DEFINITE-LIVED INTANGIBLE ASSETS

At August 29, 2009 and May 30, 2009, the Company’s definite-lived intangible assets included customer relationships and a manufacturing sales representative network. The gross amount of the Company’s definite-lived intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization	August 29,	May 30,
	Period	2009	2009
Customer relationships	6.5-10 years	$17,168	$17,168
Manufacturing sales representatives network	5.5 years	40	40
		17,208	17,208
Accumulated amortization		(10,849)	(10,380)
		$6,359	$6,828

Amortization expense was as follows (in thousands):

	Fiscal Quarter Ended August 29, 2009	Fiscal Quarter Ended August 30, 2008
Customer relationships	$467	$518
Manufacturing sales representatives network	2	2
	$469	$520

Amortization is as follows over the next five fiscal years and thereafter (in thousands):

Remainder of fiscal 2010	$1,296
2011	1,553
2012	1,120
2013	727
2014	727
Thereafter	936
$6,359

NOTE 8.                      OTHER ASSETS

Other assets consisted of the following at August 29, 2009 and May 30, 2009 (in thousands):

	August 29,	May 30,
	2009	2009
Leasehold land use rights, net	$1,190	$1,197
Deferred financing costs, net	2,826	3,022
Other assets	312	251
	$4,328	$4,470

NOTE 9.                      ACCRUED LIABILITIES

Accrued liabilities consisted of the following at August 29, 2009 and May 30, 2009 (in thousands):

	August 29,	May 30,
	2009	2009
Accrued compensation	$7,167	$6,602
Accrued warranty (Note 10)	701	986
Income taxes payable	606	321
Other liabilities	6,073	5,179
	$14,547	$13,088

NOTE 10.                      ACCRUED WARRANTY

The Company generally warrants its products for a period of up to twelve months from the point of sale. However, in selected circumstances, the Company grants longer warranty periods to certain customers of up to three years. The Company records a liability for the estimated cost of the warranty upon transfer of ownership of the products to the customer. Using historical data, the Company estimates warranty costs and records the provision for such charges as an element of cost of goods sold upon recognition of the related revenue. The Company also accrues warranty liability for certain specifically identified items that are not covered by its assessment of historical experience.

Warranty activity was as follows (in thousands):

	Fiscal Quarter Ended August 29, 2009	Fiscal Quarter Ended August 30, 2008
Balance, beginning of period	$986	$2,147
Provision for warranty charges	458	982
Warranty charges incurred	(743)	(809)
Balance, end of period	$701	$2,320

NOTE 11.                      EARNINGS PER SHARE AND ANTIDILUTIVE SHARES

For the fiscal quarters ended August 29, 2009 and August 30, 2008, the following potentially dilutive shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive.

	Fiscal Quarter Ended August 29, 2009	Fiscal Quarter Ended August 30, 2008
Stock options	2,865	3,364
Restricted stock awards	253	334
Convertible notes	4,608	4,608

NOTE 12.                      SEGMENT INFORMATION

The Company has two reportable business segments defined by geographic location: North America and Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. The Company’s operating segments are evidence of the internal structure of its organization. Each segment operates in the same industry with production facilities that produce similar customized products for its customers. The production facilities, sales management and chief decision-makers for all processes are managed by the same executive team. The Company’s chief operating decision maker is its Chief Executive Officer. Segment disclosures are presented to the gross profit level as this is the primary performance measure for which the segment managers are responsible. No other operating results information is provided to the chief operating decision maker for review at the segment level. The following tables reconcile certain financial information by segment.

Net sales by segment were as follows (in thousands):

	Fiscal Quarter Ended August 29, 2009	Fiscal Quarter Ended August 30, 2008
North America	$26,297	$44,917
Asia	31,500	45,710
	$57,797	$90,627

 Gross profit by segment was as follows (in thousands):

	Fiscal Quarter Ended August 29, 2009	Fiscal Quarter Ended August 30, 2008
North America	$(771)	$5,164
Asia	4,285	5,110
	$3,514	$10,274

Total assets by segment were as follows (in thousands):

	August 29, 2009	May 30, 2009
North America	$132,467	$131,535
Asia	66,450	67,616
	$198,917	$199,151

NOTE 13.                      SIGNIFICANT CUSTOMERS

There were no customers individually accounting for 10% or more of the Company’s net sales in the first quarter of fiscal 2010.  Two customers exceeded 10% of net sales in the first quarter of fiscal 2009, accounting for 15% and 10%, respectively, of net sales.

At August 29, 2009, five entities represented approximately 44% of the Company’s consolidated net trade accounts receivable balance, individually ranging from approximately 5% to approximately 19%.

NOTE 14.                      COMMITMENTS AND CONTINGENCIES

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

Commitments
As of August 29, 2009, the Company had capital commitments of approximately $0.7 million, primarily relating to the purchase of machinery and equipment.

NOTE 15.                      RELATED PARTY TRANSACTIONS

The Company recorded the following amounts for transactions with Huizhou Desay Holdings Co. Ltd., a minority shareholder in two Merix Asia manufacturing facilities, during the periods indicated (in thousands):

	Fiscal Quarter Ended August 29, 2009	Fiscal Quarter Ended August 30, 2008
Consulting fees	$53	$53
Operating lease rental fees	82	81
Management fees	36	22
Capitalized construction costs	-	246
Other fees	65	96
	$236	$498

NOTE 16.                      SEVERANCE, IMPAIRMENT AND RESTRUCTURING CHARGES

Total severance and restructuring charges were as follows (in thousands):

	Fiscal Quarter Ended August 29, 2009	Fiscal Quarter Ended August 30, 2008
Severance charges	$245	$40
Hong Kong office closure charges	56	-
Legal and other restructuring charges	13	-
Impairment of fixed assets	642	-
Gain on sale of Merix Asia equipment	-	(567)
	$956	$(527)

In the first quarter of fiscal 2010, the Company recorded $0.1 million in restructuring costs related to the relocation of its Asia administrative offices from Hong Kong to the People’s Republic of China (PRC), comprised of severance and relocation freight costs.

The Company also recorded $0.2 million in other severance charges during the first quarter of fiscal 2010 due to minor reductions-in-force in both North America and Asia in order to mitigate costs in response to ongoing softness in demand for the Company’s products.

The Company determined in the first quarter of fiscal 2010 that it would decommission certain manufacturing equipment at its Forest Grove facility with a net book value of $0.6 million.  An impairment charge was recorded to write off the net book value of this equipment.

In the first quarter of fiscal 2009, the Company recorded approximately $40,000 in severance and related costs in connection with closure of the Hong Kong manufacturing facility as part of the Company’s actions to consolidate its Asian operations at its lower-cost facilities in China and expand the facilities at its Huiyang plant to increase its manufacturing capacity in China, which was completed in the fourth quarter of fiscal 2008.  Additionally, the Company recorded a gain of $0.6 million in the first quarter of fiscal 2009 related to the sale of equipment previously used at the Hong Kong facility.

A roll-forward of the Company’s severance accrual for the first quarter of fiscal 2010 was as follows (in thousands):

	May 30, 2009	Charged to Expense	Expenditures	August 29, 2009
Severance costs	$435	$245	$(572)	$108

NOTE 17.                      NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after December 15, 2008, and applies to all transactions or other events in which the Company obtains control in one or more businesses. The impact of adopting SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS  No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” which requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The impact of adopting SFAS No. 160 did not have a material impact on the Company’s consolidated financial position or results of operations. The adoption of SFAS No. 160 did result in a reclassification of minority interest into total consolidated equity thereby increasing total equity by $4.0 million at May 30, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. The Company currently has no derivative instruments and does not currently engage in hedging activity and as such, the adoption of SFA No. 161 did not have a significant impact on its consolidated financial position and results of operations.

In April 2008, the FASB issued Staff Position No. FAS 142-3 "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other  U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In May 2008, the FASB issued Staff Position No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company currently has no convertible debt instruments that may be settled in cash upon conversion and, as such, the adoption did not have a significant impact on its consolidated financial position and results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 & APB 28-1) which requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual reporting periods. FSP FAS 107-1 & APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and the adoption of this FSP did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the standard requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, which will alert users of the financial statements that the Company has not evaluated subsequent events occurring after that date. SFAS No.165 is effective for interim or annual reporting periods ending after June 15, 2009 and the adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - An Amendment to Statement No. 140,” to simplify guidance for transfers of financial assets in SFAS No. 140. The guidance removes the concept of a qualified special purpose entity (QSPE), which will result in securitization and other asset-backed financing vehicles, to be evaluated for consolidation under SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 166 also expands legal isolation analysis, limits when a portion of a financial asset can be derecognized, and clarifies that an entity must consider all arrangements or agreements made contemporaneously with, or in contemplation of, a transfer when applying the derecognition criteria. SFAS No. 166 is effective for first annual reporting periods beginning after November 15, 2009, and is to be applied prospectively. The Company does not maintain any QSPEs and as such, the adoption of SFAS No. 166 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which addresses the primary beneficiary (PB) assessment criteria for determining whether an entity is to consolidate a variable interest entity (VIE). An entity is considered the PB and shall consolidate a VIE if it meets both the following characteristics: (1) the power to direct the activities of the VIE that most significantly affects economic performance and (2) the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. The statement also provides guidance in relation to the elimination of the QSPE concept from SFAS No. 166. This statement is effective for annual reporting periods beginning after November 15, 2009. The Company does not maintain any VIEs and as such, the adoption of SFAS No. 167 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, A Replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles,” to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States (“the GAAP hierarchy”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The impact of adopting SFAS No. 168 will not have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 18.                      Subsequent Events

New Borrowing

In September 2009, the Company entered into a $2.7 million Loan Contract under its credit facility with Industrial and Commercial Bank of China, Ltd.  The proceeds borrowed under this loan contract were used for working capital and operating expenses.  The Company also reduced its borrowings under its revolving line of credit with Bank of America, N.A. by $2.7 million.

Merger Agreement

On October 6, 2009, the Company announced that it entered into a merger agreement to be acquired by ViaSystems, Inc, (ViaSystems) a leading worldwide provider of complex multi-layer printed circuit boards and electro-mechanical solutions.  Under the terms of the merger agreement, ViaSystems will acquire all of the outstanding common stock of Merix Corporation.

Each Merix share will be converted into approximately 0.11 newly issued shares of ViaSystems, subject to adjustment, which will be publicly traded on the NASDAQ upon completion of the transaction.  Approximately 98 percent of the holders of Merix $70 million 4% Convertible Senior Subordinated Notes due 2013 have agreed to enter into an exchange agreement where their notes will be exchanged for approximately 1.4 million newly issued ViaSystems shares plus a total cash payment of approximately $36 million.

Following the merger transaction and note exchange, approximately 20 million shares will be outstanding.  Existing ViaSystems shareholders will own approximately 80.5 percent of the combined company, existing Merix shareholders will own approximately 12.5 percent and Merix convertible bond holders will own approximately 7 percent.

The Company’s Board of Directors has unanimously approved the merger, which must also be approved by a vote of the Company’s shareholders.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this Quarterly Report, other than statements of historical fact, are forward-looking, including, but not limited to, statements regarding industry prospects and cyclicality and future results of operations or financial position. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and other similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, plans and projections are described in Part II, Item 1A, “Risk Factors” under the subheading “Risk Factors Affecting Business and Results of Operations.” This section, along with other sections of this Quarterly Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations, plans and projections. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K for the fiscal year ended May 30, 2009.

Business

We are a leading global manufacturing service provider of technologically advanced printed circuit boards (PCBs) used in the design and development of complex electronic applications by original equipment manufacturer (OEM) customers and their electronic manufacturing service (EMS) providers. Our principal products are complex multi-layer rigid PCBs, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. Our principal markets include automotive, defense & aerospace, communications, computing, industrial, networking, peripherals and test end markets in the worldwide electronics industry.  The markets served by Merix are generally characterized by rapid technological change, high levels of complexity and short product life cycles, as new and technologically superior electronic equipment is continually being developed and introduced to the global marketplace.

Operating Segments

Our business has two operating segments defined by geographic location: North America and Asia. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. Each operating segment operates predominately in the same industry with production facilities that produce similar customized products for our global customers. The chief operating decision-maker for both of our operating segments is our Chief Executive Officer.

Backlog

Backlog comprises purchase orders received and, in some instances, forecast requirements released for production under customer contracts. Backlog shippable within the next 90 days totaled $31.5 million and $27.6 million at August 29, 2009 and May 30, 2009, respectively.  The increase in backlog reflects strengthening demand in our markets near the end of the first quarter of fiscal 2010 as customers begin rebuilding inventory levels in anticipation of global economic recovery.

Customers may cancel or postpone all scheduled orders, in most cases without penalty. Therefore, backlog may not be a meaningful indicator of future financial results.

Summary of Sequential Quarterly Results and Outlook for Second Quarter of Fiscal 2010

Net sales of $57.8 million in the current quarter decreased $1.1 million or 2% compared to net sales in the fourth quarter of fiscal 2009, primarily due to a 4% net sales decrease in our North American operating segment, reflecting continued soft demand for our products.  Although we experienced increasing demand in the latter half of the quarter, it was generally not reflected in current quarter net sales as many of the orders had shipment dates scheduled for the Company’s second fiscal quarter.  Gross margin decreased to 6.1% in the current quarter compared to 8.5% in the fourth quarter of fiscal 2009 due primarily to reduced variable contribution margins on lower production volumes, primarily in our North American operating segment.  Operating expenses of $9.7 million decreased $2.0 million compared to the prior quarter due primarily to reduced restructuring costs and legal charges in the current quarter. Net loss attributable to Merix shareholders for the quarter totaled $8.2 million or $0.38 per diluted share, compared to $8.4 million or $0.39 per diluted share in the fourth quarter of fiscal 2009.

During normal cyclical downturns, the Company’s attention would be focused on minimizing the negative impact on net income.  However, given the significance of the recent economic decline and reduced customer demand we have focused principally on maximizing cash flow, maintaining and improving customer service and retaining factory capacity and flexibility. As we begin to see increases in demand in response to improving global economic conditions, management is carefully evaluating our manufacturing capacity to ensure we meet customers’ requirements while at the same time maximizing Merix’ financial returns.

Customer demand strengthened in the Company’s markets in the final weeks of the first quarter.  While visibility to a protracted improvement remains limited, we expect orders to continue at this higher level, particularly in our Asian factories, resulting in improved net sales and gross margin in the second quarter.    We expect operating and non-operating costs to remain relatively stable compared to the first quarter of fiscal 2010.

Results of Operations Compared to Prior Year

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Fiscal Quarter Ended(1)		Fiscal Quarter Ended(1)
	August 29, 2009		August 30, 2008
Net sales	$57,797	100.0%	$90,627	100.0%
Cost of sales	54,283	93.9	80,353	88.7
Gross profit	3,514	6.1	10,274	11.3
Engineering	261	0.5	563	0.6
Selling, general and administrative	7,966	13.8	9,702	10.7
Amortization of identifiable intangible assets	469	0.8	520	0.6
Severance, impairment and restructuring charges	956	1.7	(527)	(0.6)
Operating income (loss)	(6,138)	(10.6)	16	0.0
Other expense, net	(1,088)	(1.9)	(1,189)	(1.3)
Loss before income taxes	(7,226)	(12.5)	(1,173)	(1.3)
Provision for income taxes	909	1.6	728	0.8
Net loss	(8,135)	(14.1)	(1,901)	(2.1)
Net income attributable to non-controlling interests	99	0.2	246	0.3
Net loss attributable to Merix common shareholders	$(8,234)	(14.2)%	$(2,147)	(2.4)%

 (1)  Percentages may not add due to rounding.

Net Sales

Net sales decreased by $32.8 million, or 36%, to $57.8 million, in the first quarter of fiscal 2010 compared to $90.6 million in the first quarter of fiscal 2009. The decline in net sales is directly related to the deterioration in global economic conditions, which reduced demand for our products.  Net sales in our North America and Asia segments decreased by 41% and 31%, respectively, in the current quarter compared to the first quarter of the prior fiscal year.

Segment and Per Unit Information

Net sales by segment were as follows (in thousands):

	Fiscal Quarter Ended August 29, 2009	Fiscal Quarter Ended August 30, 2008
North America	$26,297	$44,917
Asia	31,500	45,710
	$57,797	$90,627

Per Unit Information

We define “unit” as the number of panels shipped to customers during the fiscal quarter.  Percentage increases (decreases) in unit volume and pricing for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 were as follows:

North America:
Unit volume	(40)%
Average unit pricing	(2)%

Asia:
Unit volume	(33)%
Average unit pricing	3%

Consolidated:
Unit volume	(34)%
Average unit pricing	(4)%

Consolidated
Consolidated unit sales volume decreased 34%, driven primarily by decreases in demand from customers in each of our segments as discussed further below.  Consolidated average unit pricing decreased by 4%, despite a 3% increase in average unit pricing for our Asia segment and only a 2% decrease in our North America operating segment, as further discussed below.  This is primarily due to an overall shift in product mix from higher-technology, higher-priced PCBs produced by our North American facilities to generally lower-technology, lower-priced PCBs produced by our facilities in Asia.  The Asia segment’s average price per unit is significantly lower than the North American segment and Asia net sales increased to 55% of total net sales in the first quarter of fiscal 2010, compared to 50% in the first quarter of the prior fiscal year.  This overall shift in product mix from higher-technology, higher-priced PCBs produced by our North American facilities to lower-technology, lower-priced PCBs produced by our facilities in Asia results in a lower consolidated average unit price.

North America
North America net sales of $26.3 million decreased by $18.6 million or 41% compared to the first quarter of fiscal 2009.  This reduction is primarily due to a 40% decrease in unit volume resulting from demand decreases associated with the deterioration of macroeconomic conditions.

In addition to the volume decrease, average unit pricing decreased by 2%, which resulted primarily from product mix impact due to lower-technology boards being produced during the current quarter compared to the prior year.  In particular, the end market showing the sharpest decline since the first quarter of fiscal 2009 is the communications & networking market.  The products sold in this end market are generally some of the highest technology and highest average priced products we produce.

Asia
Asia net sales of $31.5 million in the first quarter of fiscal 2010 decreased by $14.2 million or 31% compared to the first quarter of fiscal 2009.  Panel unit volumes decreased by 33% compared to the same quarter in the prior year, due primarily to the global economic recession.  Efforts to improve our product mix through higher priced enhanced technology offerings from our Asia manufacturing operations over the past year resulted in a 3% increase in average unit pricing.

Net Sales by End Market

The following table shows, for the periods indicated, the amount of net sales to each of our principal end-user markets and the percentage of the end-user market’s sales to our consolidated net sales (dollars in thousands):

	Fiscal Quarter Ended August 29, 2009		Fiscal Quarter Ended August 30, 2008
Communications & Networking	$19,529	33.8%	$38,776	42.8%
Automotive	12,773	22.1%	19,413	21.4%
Computing & Peripherals	4,039	7.0%	6,585	7.3%
Test, Industrial & Medical	8,274	14.3%	10,419	11.5%
Defense & Aerospace	7,157	12.4%	7,223	8.0%
Other	6,025	10.4%	8,211	9.0%
	$57,797	100.0%	$90,627	100.0%

As mentioned earlier, demand has been severely affected by the global economic slow-down, which has especially affected orders and revenue for products sold into the commercial and consumer end market segments.  Overall market demand from the defense & aerospace market has not been affected to the same extent.  Further, over the last 12 to 18 months the Company has specifically targeted key customers in the defense & aerospace market and made significant investments in its factories and support infrastructure to serve this market.  As a result, defense & aerospace net sales have remained stable at $7.2 million in both the first quarter of fiscal 2010 and the first quarter of the prior year and are expected to show growth in the future.

The $6.6 million or 34% decrease in automotive net sales is due primarily to the substantial reduction in global automotive sales experienced over the past 12 months.  We have, however, seen a meaningful improvement in demand from this segment since the middle of the first quarter of fiscal 2010.  The improvement in demand is due in part to several national programs used to stimulate sales of automobiles in the U.S. and abroad.

The $19.2 million or 50% decrease in net sales to the communications & networking market is primarily due to the deterioration in global economic conditions and the related impact on end customer demand.  We also experienced decreases in net sales to our smaller markets, including the computing & peripherals market ($2.5 million or 39%), the test, industrial & medical market ($2.1 million or 21%), and our other products end market ($2.2 million or 27%) primarily attributable to demand decreases resulting from the global recession.  We have experienced demand increases in these broader customer segments in July and August 2009 and believe this is due in part to recent improvements in global economic conditions.  These demand improvements will not substantially impact net sales until the second quarter of fiscal 2010.

Net Sales by Geographic Region

Net sales to customers outside the United States totaled 53% and 38% of net sales in the first quarters of fiscal 2010 and fiscal 2009, respectively.  In the first quarter of fiscal 2010, 14% of total net sales were made to customers in China.  There were no other countries outside of the United States to which sales totaled 10% of net sales in the first quarters of fiscal 2010 and fiscal 2009.

Cost of Sales and Gross Margin

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead. Cost of sales decreased $26.1 million, or 32%, to $54.3 million (93.9% of net sales) in the first quarter of fiscal 2010 compared to $80.4 million (88.7% of net sales) in the first quarter of fiscal 2009.

Our gross profit by segment was as follows (in thousands):

	Fiscal Quarter Ended August 29, 2009	Fiscal Quarter Ended August 30, 2008
North America	$(771)	$5,164
Asia	4,285	5,110
	$3,514	$10,274

Our gross margin as a percentage of net sales by segment was as follows:

	Fiscal Quarter Ended August 29, 2009	Fiscal Quarter Ended August 30, 2008
North America	(2.9)%	11.5%
Asia	13.6%	11.2%
Consolidated	6.1%	11.3%

North America
Gross margin for our North American segment decreased to negative 2.9% of net sales in the first quarter of fiscal 2010 from 11.5% in the first quarter of fiscal 2009 primarily due to volume decreases in net sales as a result of the deterioration in global economic conditions and, to a lesser extent, a lower-technology product mix.  Factory margins are heavily influenced by factory utilization rates because the cost structure needed to produce printed circuit boards is heavily weighted to fixed or step-variable costs. Our fixed cost levels have been mitigated over the past 12 months as a result of cost reduction programs that resulted in a decrease of approximately 32% in labor and other fixed costs in the first quarter of fiscal 2010 compared to the first quarter of the prior fiscal year.  Despite these cost reductions, reduced variable contribution margins on lower production volumes resulted in lower gross margin.

Merix Asia
Gross margin for our Asia segment increased to 13.6% in the current quarter compared to 11.2% in the first quarter of fiscal 2009.  The increase reflects the benefit of the cost containment actions and improved higher-technology product mix enabled by the expanded technology capabilities at our Huiyang, China facility, more than offsetting the impact of a decrease in net sales that resulted from the deterioration in the global economic conditions.

Engineering Costs

Engineering costs include indirect labor, materials and overhead to support the development of new manufacturing processes required to meet our customers’ evolving technology requirements.

Engineering costs decreased $0.3 million, or 54%, to $0.3 million in the first quarter of fiscal 2010 compared to $0.6 million in the first quarter of fiscal 2009. The decrease is primarily due to decreased compensation expense resulting from reductions-in-force implemented over the past 12 months.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs include indirect labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

SG&A costs decreased $1.7 million, or 18%, to $8.0 million in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.  The decrease is primarily due to lower labor costs resulting from headcount reductions and salary and benefit curtailments, reduced commission expense on the lower revenue base and reduced overall expense levels due to aggressive cost management programs.  Included in SG&A costs for the first quarter of fiscal 2010 was $0.7 million in legal costs primarily associated with the ongoing securities litigation, compared to $0.1 million in the first quarter of fiscal 2009.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets was $0.5 million in the first quarter of fiscal 2010 and the first quarter of fiscal 2009, respectively. Our identifiable intangible assets balance at August 29, 2009 was $6.4 million and current amortization is approximately $0.5 million per quarter.

Severance and Restructuring Charges

Total severance and restructuring charges were as follows (in thousands):

	Fiscal Quarter Ended August 29, 2009	Fiscal Quarter Ended August 30, 2008
Severance charges	$245	$40
Hong Kong office closure charges	56	-
Legal and other restructuring charges	13	-
Impairment of fixed assets	642	-
Gain on sale of Merix Asia equipment	-	(567)
	$956	$(527)

In the first quarter of fiscal 2010, we recorded $0.1 million in restructuring costs related to the relocation of our Asia administrative offices from Hong Kong to the PRC, comprised of severance and relocation freight costs.

We also recorded $0.2 million in other severance charges during the first quarter of fiscal 2010 due to minor reductions-in-force in both North America and Asia in order to mitigate costs in response to ongoing softness in demand for our products.

We determined in the first quarter of fiscal 2010 that certain manufacturing equipment at our Forest Grove facility with a net book value of $0.6 million will be decommissioned.  An impairment charge was recorded to write off the net book value of this equipment.

In the first quarter of fiscal 2009, we recorded approximately $40,000 in severance and related costs in connection with closure of the Hong Kong manufacturing facility as part of the actions to consolidate our Asian manufacturing operations at our lower-cost facilities in China and expand the facilities at our Huiyang plant to increase our manufacturing capacity in China, which was completed in the fourth quarter of fiscal 2008.  Additionally, we recorded a gain of $0.6 million in the first quarter of fiscal 2009 related to the sale of equipment previously used at the Hong Kong facility.

Income Tax Expense

On a quarterly basis, we estimate our provision for income taxes based on our projected results of operations for the full year. Income tax is provided for entities expected to generate profits that are not offset by losses generated by entities in other tax jurisdictions. As a result, our effective income tax rate was negative 12.6% in the first quarter of fiscal 2010 and negative 62.1% in the first quarter of fiscal 2009.  The variance in effective tax rates is primarily due to the ratio of pre-tax foreign subsidiary pre-tax income to consolidated net loss.

Our effective income tax rate differs from tax computed at the federal statutory rate primarily as a result of our mix of earnings in various tax jurisdictions, the diversity in income tax rates, and our continuous assessment of the realization of our uncertain tax positions and deferred tax assets. The effective tax rate reflects current taxes expected to be paid in profitable jurisdictions, interest accrued on uncertain tax positions, foreign withholding taxes for which tax credits are not anticipated and maintenance of valuation allowances in jurisdictions with cumulative losses or profitability risks.

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of August 29, 2009 consisted of $21.4 million of cash and cash equivalents and $38.1 million unused availability under our revolving bank credit agreement, described below. We also have an agreement with Industrial and Commercial Bank of China, Limited that provides for borrowings up to 36 million renminbi (approximately US$5.3 million) secured by the building and land lease rights at our Huiyang manufacturing facility.  The borrowing limit under this agreement is expected to increase to 50 million renminbi (approximately US$7.3 million) upon perfection of the security interest in the building pending removal of a contractor’s lien currently in negotiation. At August 29, 2009, amounts outstanding under this China facility totaled $1.5 million.  We expect our capital resources to be sufficient to fund operations and known capital requirements for at least one year from August 29, 2009, although we may seek additional sources of funds.

We have a Loan and Security Agreement with Bank of America, N.A. (the Credit Agreement) which provides a revolving line of credit of up to $55.0 million on a borrowing base calculated with respect to the value of accounts receivable, equipment and real property.  The Credit Agreement expires in February 2013.  The obligations under the Credit Agreement are secured by substantially all of our U.S. assets and certain accounts receivable from foreign customers.  The borrowings bear interest based, at the Company’s election, on either the prime rate announced by Bank of America or LIBOR plus an applicable margin.  As of August 29, 2009, the unused borrowing base was $38.1 million, with an outstanding balance of $11.5 million.  The Credit Agreement contains usual and customary covenants for credit facilities of this type all of which we were in compliance with as of August 29, 2009.  In addition, the Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio of 1.1:1 if Excess Availability, defined in the Credit Agreement as a function of the unused borrowing base and cash held in certain U.S. bank accounts, falls below $20.0 million.  Excess Availability at August 29, 2009 was $44.2 million and as such this covenant is not currently in effect.  We would not be in compliance if this covenant was currently applicable.  Based on management forecast, we do not expect that Excess Availability will fall below $20.0 million for at least one year from August 29, 2009.

In the first quarter of fiscal 2010, cash and cash equivalents increased $5.2 million to $21.4 million as of August 29, 2009 from $16.1 million as of May 30, 2009 primarily as a result of $0.6 million provided by operations (as described in more detail below) and $5.0 million in net borrowings on our credit facilities.  Additionally, as a result of the elimination of the one month reporting lag, the balance of cash and cash equivalents at May 30, 2009 was reduced by $1.4 million, which represents cash used primarily to fund working capital requirements for our Asia subsidiary in the month of May 2009 and is not reported in the statement of cash flows for the first quarter of fiscal 2009.  The net increase in cash and cash equivalents at August 29, 2009 is $3.8 million compared to the balance of $17.6 million reported in our Annual Report on Form 10-K for fiscal 2009.

Cash provided by operating activities totaled $0.6 million.  Cash totaling $1.2 million was consumed by net loss of $8.1 million, adjusted for $6.9 million in non-cash charges, primarily $5.8 million for depreciation and amortization.  As discussed in more detail below, changes in working capital provided a net $1.8 million increase in cash from operations in the first quarter of fiscal 2010, primarily comprised of inflows of $1.0 million from reductions in accounts receivable and $2.7 million from increases in accounts payable and other liabilities, offset by a $1.5 million increase in other assets.  Note that changes in working capital balances vary from cash flows from operations due to the impact of non-cash transactions on amounts reported in the consolidated balance sheets.

Accounts receivable, net of allowances for bad debts, decreased $1.1 million to $42.2 million at August 29, 2009 from $43.3 million as of May 30, 2009 due to collection programs implemented to optimize cash management. Our days sales outstanding, calculated on a quarterly basis, was decreased to 66 days at August 29, 2009 from 67 days at May 30, 2009.

Prepaid and other current assets increased $1.5 million to $6.9 million as of August 29, 2009 compared to $5.4 million as of May 30, 2009, primarily due to an increase of $1.2 million in value-added taxes (VAT) receivable from the PRC government for taxes paid to PRC local vendors for the purchase of materials. The timing of payments and refunds is heavily influenced by production levels and the PRC government’s variable schedule of providing VAT refund payments.

Accounts payable of $34.5 million at August 29, 2009 increased $1.1 million compared to $33.4 million due to the timing of purchases and payments.  Other current liabilities of $14.5 million at August 29, 2009 increased by $1.4 million compared to $13.1 million at May 30, 2009, primarily due to the timing of employee pay dates compared to the fiscal period end and the timing of annual property tax payments.

Expenditures for property, plant and equipment of $0.4 million in the first quarter of fiscal 2010 primarily consisted of minor expenditures for improvements to our manufacturing equipment base.  In response to the economic downturn and the resulting reduction in demand for our products, discretionary capital expenditures have been substantially curtailed.  We believe our facilities and equipment are in good condition and do not require significant investments in the near term.  It is management’s intent to minimize capital spending until market conditions and cash flows improve.  Remaining capital expenditures in fiscal 2010 are currently estimated at approximately $5 million.  Additional capital expenditures may be approved in fiscal 2010, but are dependent upon achievement of financial objectives.

We are currently marketing for sale the facility formerly housing our Hong Kong manufacturing operation.  Although a transaction is not imminent, we estimate proceeds on sale in the range of $10 million to $15 million.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - An Amendment to Statement No. 140,” to simplify guidance for transfers of financial assets in SFAS No. 140. The guidance removes the concept of a qualified special purpose entity (QSPE), which will result in securitization and other asset-backed financing vehicles, to be evaluated for consolidation under SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 166 also expands legal isolation analysis, limits when a portion of a financial asset can be derecognized, and clarifies that an entity must consider all arrangements or agreements made contemporaneously with, or in contemplation of, a transfer when applying the derecognition criteria. SFAS No. 166 is effective for first annual reporting periods beginning after November 15, 2009, and is to be applied prospectively. We do not maintain any QSPEs and as such, the adoption of SFAS No. 166 is not expected to have a material impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which addresses the primary beneficiary (PB) assessment criteria for determining whether an entity is to consolidate a variable interest entity (VIE). An entity is considered the PB and shall consolidate a VIE if it meets both the following characteristics: (1) the power to direct the activities of the VIE that most significantly affects economic performance and (2) the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. The statement also provides guidance in relation to the elimination of the QSPE concept from SFAS No. 166. This statement is effective for annual reporting periods beginning after November 15, 2009. We do not maintain any VIEs and as such, the adoption of SFAS No. 167 is not expected to have a material impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, A Replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles,” to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States (“the GAAP hierarchy”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The impact of adopting SFAS No. 168 will not have a material impact on our consolidated financial condition or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Use of Estimates

We reaffirm the information included under the heading “Critical Accounting Policies and Use of Estimates” appearing at page 45 of our Annual Report on Form 10-K for the year ended May 30, 2009, which was filed with the Securities and Exchange Commission on July 30, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our Annual Report on Form 10-K for the year ended May 30, 2009, which was filed with the Securities and Exchange Commission on July 30, 2009.

Item 4.                      Controls and Procedures

Attached to this quarterly report as exhibits 31.1 and 31.2 are the certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) required by section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This “Controls and Procedures” portion of our quarterly report on Form 10-Q is our disclosure of the conclusions of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on management’s evaluation of those disclosure controls and procedures. This disclosure should be read in conjunction with the Section 302 Certifications for a complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation and under the supervision of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by the Form 10-Q, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Our business and operating results will continue to be affected by worldwide economic conditions and, in particular, conditions in the communications & networking, automotive, computing & peripherals, and test, industrial & medical, and defense & aerospace markets that we serve. As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges currently affecting the global economy, our customers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase products produced by our customers which would have a material adverse effect on us. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. Although the United States government and the governments of other countries have enacted, and may enact further, various economic stimulus programs, there can be no assurance as to the effectiveness of these programs, and with respect to future programs, the timing and effectiveness of such programs. Recent economic indicators and demand trends for our products indicate that the deterioration in global economic conditions may have reached a bottom.  If there is significant further deterioration in the global economy or the economic recovery is delayed or protracted, our results of operations, financial position and cash flows could be materially adversely affected.

We are dependent upon the electronics industry, which is highly cyclical and suffers significant downturns in demand resulting in excess manufacturing capacity and increased price competition.

The electronics industry, on which a substantial portion of our business depends, is cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. This industry has experienced periods characterized by relatively low demand and price depression and is likely to experience recessionary periods in the future. Economic conditions affecting the electronics industry in general, or specific customers in particular, have adversely affected our operating results in the past and may do so in the future.  Over the past year, the global economy has been greatly impacted by the global recessionary conditions linked to a collapse of values in the U.S. home mortgage sector, volatile fuel prices and a changing political and economic landscape. These factors have contributed to historically low consumer confidence levels resulting in a significantly intensified downturn in demand for products incorporating PCBs, which in turn has adversely affected our results of operations.

The electronics industry is characterized by intense competition, rapid technological change, relatively short product life cycles and pricing and profitability pressures. These factors adversely affect our customers and we suffer similar effects. Our customers are primarily high-technology equipment manufacturers in the communications & networking, computing & peripherals, test, industrial & medical, defense & aerospace and automotive markets of the electronics industry. Due to the uncertainty in the markets served by most of our customers, we cannot accurately predict our future financial results or accurately anticipate future orders. At any time, our customers can discontinue or modify products containing components manufactured by us, adjust the timing of orders and shipments or affect our mix of consolidated net sales generated from quick-turn and premium services revenues versus standard lead time production, any of which could have a material adverse effect on our results of operations.

Competition in the printed circuit board market is intense and we could lose sales if we are unable to compete effectively.

The market for PCBs is intensely competitive and highly fragmented. We expect competition to persist, which could result in continued reductions in pricing and profitability and loss of market share. We believe our major competitors are U.S., Asian and other international independent manufacturers of multi-layer printed circuit boards, backplanes and other electronic assemblies. Those competitors include Daeduck Electronics Co., DDi Corp., Elec and Eltek, Meadville Holdings, Ltd., LG Electronics, Multek Corporation (a division of Flextronics International Ltd.), Sanmina-SCI Corporation, TTM Technologies, Inc., WUS Printed Circuits Company Ltd., ViaSystems, Inc. and Ibiden Co., Ltd.

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

Due to the severe downturn in the economic environment, coupled with our recent financial performance, we have noted and expect to see continuing concern from our customers about our ability to continue operations in the current environment.  In order to minimize reductions to net sales that could result from customer concerns about our financial health, we are actively engaging with our significant customers to allay their concerns.  We have not had any major customer cease doing business with us as a result of concerns about our stability, although it is possible that orders have been reduced as customers seek to secure an alternate vendor of our products.  However, if one or more major customers were to significantly reduce its purchases from us, it could have a material adverse effect on our results of operations.

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

We have manufacturing and assembly facilities in Oregon, California and China. The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, act of war or terrorism, or blizzard, flood, tornado, earthquake, lightning, or other natural disaster could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis. Additionally, we rely heavily upon information technology systems and high-technology equipment in our manufacturing processes and the management of our business.  We have developed disaster recovery plans; however, disruption of these technologies as a result of natural disaster or other events could harm our business and have a material adverse effect on our results of operations.

A small number of customers account for a substantial portion of our consolidated net sales and our consolidated net sales could decline significantly if we lose a major customer or if a major customer orders fewer of our products or cancels or delays orders.

Historically, we have derived a significant portion of our consolidated net sales from a limited number of customers. Our five largest OEM customers, which vary from period to period, comprised 34% of our consolidated net sales during the first quarter of fiscal 2010. We expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our consolidated net sales and have a material adverse effect on our results of operations and financial condition. Further, as part of our plan to improve the profitability of our North American operations we have reduced our reliance on certain customers and products that have historically generated significant revenues for Merix.  We anticipate retaining a meaningful portion of this business, but there can be no assurance we will be successful.  An unplanned loss of a large portion of this revenue could adversely affect our financial results.

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

In total, five entities represented approximately 44% of the consolidated net trade accounts receivable balance at August 29, 2009, individually ranging from approximately 5% to approximately 19%. Our OEM customers direct our sales to a relatively limited number of electronic manufacturing service providers. Our contractual relationship is typically with the electronic manufacturing service providers, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to electronic manufacturing service providers, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our financial condition and results of operations would be adversely affected.

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

Sales to EMS providers represented approximately 47% of our net sales in the first quarter of fiscal 2010. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth and concentration of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs within their own businesses. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs to these EMS providers, our business, results of operations and financial condition may be harmed.

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

A significant portion of Merix Asia’s products are sold to customers in the automotive industry. Net sales to the automotive market accounted for approximately 22% of our consolidated net sales in the first quarter of fiscal 2010 and 23% of our consolidated net trade accounts receivable at August 29, 2009.  As a result, Asia’s results of operations may be materially and adversely affected by market conditions in the automotive industry. Automotive production and sales are cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Any significant economic decline that results in a reduction in automotive production and sales by Asia’s customers could have a material adverse effect on Merix’ business, results of operations and financial condition.

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

Due to the global economic downturn, the Company has made substantial reductions-in-force, including a number of significant management and professional personnel.  We do not anticipate the loss of any of the personnel will have a material impact on our operations and have attempted to mitigate the impact of the change in personnel.  However, there can be no assurance that these risks are fully mitigated.

Successful execution of our day-to-day business operations, including our manufacturing process, depends on the collective experience of our employees and we have experienced periods of high employee turnover. If high employee turnover persists, our business may suffer and we may not be able to compete effectively.

We rely on the collective experience of our employees, particularly in the manufacturing process, to ensure we continuously evaluate and adopt new technologies and remain competitive. Although we are not generally dependent on any one employee or a small number of employees involved in our manufacturing process, we have generally experienced periods of high employee turnover at our Asian facilities. If we are not able to replace these people with new employees with comparable capabilities, our operations could suffer as we may be unable to keep up with innovations in the industry or the demands of our customers. As a result, we may not be able to continue to compete effectively.

If we do not align our manufacturing capacity with customer demand, we could experience difficulties meeting our customers’ expectations or, conversely, incur excess costs to maintain unneeded capacity.

In the latter half of the first quarter of fiscal 2010, we noted increasing demand for our products as customers began to rebuild inventory levels, which were severely curtailed in response to the deterioration in global economic conditions.  If we fail to recruit, train and retain sufficient staff to meet customer demand, particularly in the PRC, we may experience extended lead times leading to the loss of customer orders.  Conversely, if we restore manufacturing capacity and order levels do not remain stable or increase, our business, operating results and financial condition could be adversely impacted.

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

Any one, or a combination, of these risks may have a material adverse effect on our business operations and/or our financial position.

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

Our operations in the People’s Republic of China (PRC) subject us to risks and uncertainties relating to the laws and regulations of the PRC.

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

Our Chinese manufacturing operations subject us to a number of risks.

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

Currently, we have two PCB manufacturing plants in the PRC that are each partially owned by a separate Chinese company. While we are the majority interest holder in both of these companies, there is a minority interest holder in each subsidiary, owning a 5% and 15% share in our Huiyang and Huizhou plants, respectively. These minority holders are local investors with close ties to local economic development and other government agencies. The investors are the leaseholders for the land on which the plants owned by our Chinese operating companies are located. In connection with the negotiation of their investments, the local investors secured certain rights to be consulted and consent to certain operating and investment matters concerning the plants and to board representation. Failure to maintain good relations with the investors in either China joint venture could materially adversely affect our ability to manage the operations of one or more of the plants, which could in turn have a material adverse effect on our business, operating results and financial condition.

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

We do not currently have options to renew our leased manufacturing facility in the PRC and failure to renew such lease could adversely affect our operations in Asia.

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

Merix has a bank credit agreement covenant that limits the incremental investment into Merix Asia to $40 million and provides that our investments cannot be made if a default exists under the credit agreement or the Excess Availability (defined in the credit agreement as a function of outstanding borrowings and available cash) is less than $20 million. As of August 29, 2009, we had advanced Asia approximately $3.5 million against the incremental investment limit. If our Asian operations at any time require an amount of cash greater than our available capital resources, or than is permitted to be advanced under applicable credit agreements, there is risk that we will not be able to fund our Asian operations or achieve our growth plans in Asia.

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

We face a risk that capital needed for our business and to repay our debt obligations may not be available to us on favorable terms, if at all. Additionally, our leverage and our debt service obligations may adversely affect our cash flow, results of operations and financial position.

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

As of August 29, 2009, we had total indebtedness of approximately $83 million, which represented approximately 57% of our total capitalization. We also have $38.1 million unused availability under a secured bank revolving line of credit that if utilized would increase our leverage.

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

Additionally, we are exposed to interest rate risk relating to our revolving credit facility which bears interest based, at our election, on either the prime rate or LIBOR plus an additional margin based on our use of the credit facility. At August 29, 2009, there was $11.5 million outstanding under the revolving line of credit.  When we utilize our revolving credit facility to meet our capital requirements, we are subject to market interest rate risk that could increase our interest expense beyond expected levels and decrease our profitability.

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

Due to the substantial variance between our market capitalization based on the current trading price range for our common stock and the net asset value reflected in our consolidated balance sheet, as well as other factors regarding our results of operations and the current economic environment, management has undertaken quarterly assessments of potential impairment of the Company’s long-lived assets.  An impairment charge was recorded in fiscal 2009 to reduce the value of goodwill recorded in the acquisition of our Asia operations to $0.  We have also performed an assessment for potential impairment of other long-lived assets and determined that no further impairment charges are necessary as of August 29, 2009.  However, it is possible that further impairment charges may be recorded in the future, which would adversely affect our results of operations and financial condition.

As of August 29, 2009, our consolidated balance sheet reflected $17.8 million of goodwill and intangible assets. We periodically evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and intangible assets, which could adversely affect our results during the periods in which such a reduction is recognized. Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, adversely affect our earnings.

As a result of the implementation of a global ERP system, unexpected problems and delays could occur and could cause disruption to the management of our business and significantly increase costs.

During fiscal 2008, we completed the implementation for our world-wide ERP system at our North American operations. We completed implementation of the ERP system at our Asian operations during the first quarter of fiscal 2009. The ERP system is integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. These systems are complex and we have not had extensive experience with them. Implementation of the ERP system has required us to change certain internal business practices and training may be inadequate. We may encounter unexpected difficulties, delays, internal control issues, costs, unanticipated adverse effects or other challenges, any of which may disrupt our business. Corrections and improvements may be required as we continue to refine the implementation of our ERP system, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. Any disruption in the operation or effectiveness of our enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, compete effectively and report financial and management information on a timely and accurate basis. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and impact our ability to manage our business and our results of operations.

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

We have previously identified a material weakness in controls over financial reporting for our Merix Asia operations and determined that this material weakness was remediated as of May 30, 2009.  We may, in the future, identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting. Material weaknesses in our internal control over financial reporting may cause investors to lose confidence in us, which could have an adverse effect on our business and stock price.

Our failure to comply with environmental laws could adversely affect our business.

Our operations are regulated under a number of federal, state and municipal environmental and safety laws and regulations including laws in the U.S. and the PRC that govern, among other things, the discharge of hazardous and other materials into the air and water, as well as the handling, storage, labeling, and disposal of such materials. When violations of environmental laws occur, we can be held liable for damages, penalties and costs of investigation and remedial actions. Violations of environmental laws and regulations may occur as a result of our failure to have necessary permits, human error, equipment failure or other causes. Moreover, in connection with the acquisitions of our San Jose, California and Asia facilities , we may be liable for any violations of environmental and safety laws at those facilities by prior owners. If we violate environmental laws, we may be held liable for damages and the costs of investigations and remedial actions and may be subject to fines and penalties, and revocation of permits necessary to conduct our business. Any permit revocations could require us to cease or limit production at one or more of our facilities, and harm our business, results of operations and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend. Our failure to comply with applicable environmental laws and regulations could limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations. In the future, environmental laws may become more stringent, imposing greater compliance costs and increasing risks and penalties associated with violations. We operate in environmentally sensitive locations and we are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, permitting requirements and material storage, handling or disposal might require a high level of unplanned capital investment, operating expenses or, depending on the severity of the impact of the foregoing factors, costly plant relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may harm our business, results of operations and financial condition.

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

We may, in the future, sell additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to raise capital. We may also issue additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to finance future acquisitions. Further, a substantial number of shares of our common stock are reserved for issuance pursuant to stock options. As of May 30, 2009, we had approximately 2.6 million outstanding options, each to purchase one share of our common stock, issued to employees, officers and directors under our equity incentive plans. The options have exercise prices ranging from $1.60 per share to $67.06 per share. Our shareholders will vote in October 2009 on a proposal to approve the availability of an additional three million shares to grant stock options or restricted stock awards and terminate additional grants from available shares under our existing equity compensation plans.  Currently outstanding options, as well as any issued in the future, could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options was exercised and the stock issued was immediately sold into the public market. Further, the exercise of these options could have a dilutive impact on other shareholders by decreasing their ownership percentage of our outstanding common stock. If we attempt to raise additional capital through the issuance of equity or convertible debt securities, the terms upon which we will be able to obtain additional equity capital, if at all, may be negatively affected since the holders of outstanding options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such options.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the first quarter of fiscal 2010:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
May 31, 2009 to July 4, 2009	-	$-	-	-
July 5, 2009 to August 1, 2009	3,875	1.14	-	-
August 2, 2009 to August 29, 2009	2,369	1.72	-	-
Total	6,244	1.36	-	-

Purchases during the first quarter of fiscal 2010 represented shares purchased by the Company from employees from which the proceeds are remitted to pay the employees’ withholding taxes due at the time the employees’ restricted stock awards vest under our equity-based compensation plans.

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

MERIX CORPORATION

Dated:  October 7, 2009                                                       /s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ KELLY E. LANG
Kelly E. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ALLEN L. MUHICH
Allen L. Muhich
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)