Form 10-Q
period 2009-11-28
MERIX CORP
filed 2010-01-05
CIK 921365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2009

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

The number of shares of common stock outstanding as of December 31, 2009 was 21,882,457 shares.

MERIX CORPORATION
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION		Page

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets – November 28, 2009 and May 30, 2009	2

	Consolidated Statements of Operations – for the three- and six-month fiscal periods ended November 28, 2009 and November 29, 2008	3

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) – for the three- and six-month fiscal periods ended November 28, 2009 and November 29, 2008	4

	Consolidated Statements of Cash Flows – for the six month fiscal periods ended November 28, 2009 and November 29, 2008	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6.	Exhibits	46

Signatures		47

PART I – FINANCIAL INFORMATION

Item I.     Consolidated Financial Statements (Unaudited)

MERIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	November 28,	May 30,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$10,472	$16,141
Accounts receivable, net of allowances for doubtful
accounts of $1,640 and $1,503	53,523	43,290
Inventories, net	17,203	14,593
Assets held for sale	112	3
Deferred income taxes	265	160
Prepaid and other current assets	9,703	5,437
Total current assets	91,278	79,624

Property, plant and equipment, net of accumulated depreciation of $146,729 and $138,482	85,283	95,170
Goodwill	11,392	11,392
Definite-lived intangible assets, net of accumulated amortization of $11,318 and $10,380	5,890	6,828
Deferred income taxes, net	1,656	521
Assets held for sale	1,146	1,146
Other assets	4,062	4,470
Total assets	$200,707	$199,151

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$41,866	$33,371
Accrued liabilities	12,521	13,088
Total current liabilities	54,387	46,459

Long-term debt	78,000	78,000
Other long-term liabilities	4,771	4,374
Total liabilities	137,158	128,833

Commitments and Contingencies (Note 15)

Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized; none issued	-	-
Common stock, no par value; 50,000 shares authorized; 21,880 and 21,781 issued and outstanding	217,953	217,112
Accumulated deficit	(158,583)	(150,813)
Accumulated other comprehensive income	39	34
Total Merix shareholders' controlling interest	59,409	66,333
Noncontrolling interest	4,140	3,985
Total shareholders' equity	63,549	70,318
Total liabilities and shareholders' equity	$200,707	$199,151

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Six months ended

	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Net sales	$71,298	$76,900	$129,095	$167,527
Cost of sales	62,216	70,865	116,499	151,218
Gross profit	9,082	6,035	12,596	16,309

Operating expenses:
Engineering	343	697	604	1,260
Selling, general and administration	8,865	7,989	16,831	17,691
Amortization of intangible assets	469	520	938	1,040
Impairment of fixed assets (Note 17)	-	702	642	702
Severance charges and other restructuring costs (Note 17)	-	387	314	(140)
Total operating expenses	9,677	10,295	19,329	20,553
Operating loss	(595)	(4,260)	(6,733)	(4,244)

Other income (expense):
Interest income	5	45	11	96
Interest expense	(1,020)	(984)	(2,061)	(1,860)
Other income (expense), net	1,491	(90)	1,438	(454)
Total other income (expense), net	476	(1,029)	(612)	(2,218)

Loss before income taxes and minority interests	(119)	(5,289)	(7,345)	(6,462)
Provision for (benefit from) income taxes	(1,014)	693	(105)	1,421
Net income (loss)	895	(5,982)	(7,240)	(7,883)
Net income attributable to noncontrolling interest	431	106	530	352
Net income (loss) attributable to controlling interest	$464	$(6,088)	$(7,770)	$(8,235)

Basic and diluted income (loss) per share attributable to
Merix common shareholders	$0.02	$(0.29)	$(0.36)	$(0.39)

Weighted average number of shares - basic	21,628	20,945	21,621	20,867
Weighted average number of shares - diluted	22,296	20,945	21,621	20,867

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the six months ended November 28, 2009 and November 29, 2008
(in thousands)

					Accumulated
					Other
	Non-				Comprehensive	Total
	controlling	Common Stock		Accumulated	Income	Shareholders'
	Interest	Shares	Amount	Deficit	(Loss)	Equity

Balance at May 31, 2008	$4,573	21,073	$215,085	$(101,358)	$47	$118,347
Dividend declared for distribution to non-controlling interest	(297)	-	-	-	-	(297)
Stock Plans:
Issuance of restricted stock to employees	-	26	-	-	-	-
Issuance of stock under employee stock purchase plan	-	147	262	-	-	262
Share-based compensation expense	-	-	566	-	-	566
Shares repurchased, surrendered or cancelled	-	(8)	(18)	-	-	(18)
Comprehensive loss:
Net income (loss)	246	-	-	(2,147)	-	(1,901)
Foreign currency translation adjustment, net of tax	-	-	-	-	(2)	(2)
Quarterly comprehensive loss						(1,903)
Balance at August 30, 2008	$4,522	21,238	$215,895	$(103,505)	$45	$116,957
Dividend declared for distribution to non-controlling interest	(934)	-	-	-	-	(934)
Stock Plans:
Share-based compensation expense	-	-	406	-	-	406
Comprehensive loss:
Net income (loss)	106	-	-	(6,088)	-	(5,982)
Foreign currency translation adjustment, net of tax	-	-	-	-	(14)	(14)
Quarterly comprehensive loss						(5,996)
Balance at November 29, 2008	$3,694	21,238	$216,301	$(109,593)	$31	$110,433

Comprehensive loss - six months ended November 29, 2008:
Net loss						$(7,883)
Foreign currency translation adjustment, net of tax						(16)
Net comprehensive loss						$(7,899)

Balance at May 30, 2009	$3,935	21,781	$217,112	$(150,622)	$33	$70,458
Elimination of one-month reporting lag for Asia subsidiary	50	-	-	(191)	1	(140)
Dividend declared for distribution to non-controlling interest	(375)	-	-	-	-	(375)
Stock Plans:
Issuance of restricted stock to employees	-	108	-	-	-	-
Share-based compensation expense	-	-	475	-	-	475
Shares repurchased, surrendered or cancelled	-	(8)	(8)	-	-	(8)
Comprehensive loss:
Net income (loss)	99	-	-	(8,234)	-	(8,135)
Foreign currency translation adjustment, net of tax	-	-	-	-	(1)	(1)
Quarterly comprehensive loss						(8,136)
Balance at August 29, 2009	$3,709	21,881	$217,579	$(159,047)	$33	$62,274
Dividend declared for distribution to non-controlling interest		-	-	-	-	-
Stock Plans:
Share-based compensation expense	-	-	376	-	-	376
Shares repurchased, surrendered or cancelled	-	(1)	(2)	-	-	(2)
Comprehensive loss:
Net income	431	-	-	464	-	895
Foreign currency translation adjustment, net of tax	-	-	-	-	6	6
Quarterly comprehensive income						901
Balance at November 28, 2009	$4,140	21,880	$217,953	$(158,583)	$39	$63,549

Comprehensive loss - six months ended November 28, 2009:
Net loss						$(7,240)
Foreign currency translation adjustment, net of tax						5
Net comprehensive loss						$(7,235)

See accompanying Notes to Consolidated Financial Statements.

MERIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
CASH FLOWS FROM OPERATING ACTIVITIES	November 28, 2009	November 29, 2008
Net loss	$(7,240)	$(7,883)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	11,353	11,125
Share-based compensation expense	850	973
Impairment of fixed assets	642	702
Gain on disposition of assets	(25)	(628)
VAT penalty accrual reversal	(1,522)	-
Alternative minimum tax refund receivable	(580)	-
Deferred income taxes	(1,240)	13
Changes in operating accounts:
(Increase) decrease in accounts receivable, net	(10,345)	7,471
(Increase) decrease in inventories, net	(2,610)	1,222
(Increase) decrease in other assets	(3,630)	1,724
Increase (decrease) in accounts payable	8,724	(1,498)
Increase (decrease) in other accrued liabilities	1,380	(1,652)
Increase (decrease) in due to affiliate, net	-	1,519
Net cash provided by (used in) operating activities	(4,243)	13,088

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,069)	(14,844)
Proceeds from disposal of property, plant and equipment	28	599
Net cash used in investing activities	(1,041)	(14,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on revolving line of credit	5,000	28,983
Borrowing on long-term notes payable	5,200	-
Principal payments on revolving line of credit	(10,200)	(22,000)
Proceeds from exercise of stock options and stock plan transactions	-	263
Reacquisition of common stock	(10)	(18)
Dividend distribution to non-controlling interest	(375)	(296)
Other financing activities	-	(20)
Net cash provided by (used in) financing activities	(385)	6,912

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,669)	5,755

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,141	5,728

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,472	$11,483

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net	$1,580	$1,664
Cash paid for interest	738	976

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

NOTE 2.  BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the Annual Report on Form 10-K prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim consolidated financial statements are unaudited; however, they reflect all normal recurring adjustments and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The Company’s fiscal year consists of a 52 or 53 week period that ends on the last Saturday in May. Fiscal 2010 is a 52-week fiscal year ending on May 29, 2010.  The second quarters of fiscal 2010 and fiscal 2009 included 13 weeks each and ended November 28, 2009 and November 29, 2008, respectively   The six month periods ended November 28, 2009 and November 29, 2008 each included 26 weeks.

The consolidated financial statements include the accounts of Merix Corporation and its wholly-owned and majority-owned subsidiaries. Beginning in the first quarter of fiscal 2010, all intercompany accounts, transactions and profits have been eliminated in consolidation.  Prior to May 30, 2009 certain intercompany amounts related to Merix Asia could not be eliminated, as discussed in Note 5.

The functional currency for all subsidiaries is the U.S. dollar.  Foreign exchange losses totaled $0.1 million for both the fiscal quarter ended November 28, 2009 and the fiscal quarter ended November 29, 2008 and are included in net other expense in the consolidated statements of operations.  Foreign exchange losses for the six months ended November 28, 2009 and November 29, 2008 totaled $0.1 million and $0.4 million, respectively.

Events subsequent to November 28, 2009 were evaluated through January 4, 2010, the date on which the financial statements were issued.

NOTE 3. MERGER AGREEMENT

On October 6, 2009, the Company announced that it entered into a merger agreement to be acquired by Viasystems Group, Inc. (Viasystems), a leading worldwide provider of complex multi-layer printed circuit boards and electro-mechanical solutions.  Under the terms of the merger agreement, Viasystems will acquire all of the outstanding common stock of Merix Corporation.

Approximately 98 percent of the holders of Merix’ $70 million 4% Convertible Senior Subordinated Notes due 2013 have agreed to enter into an exchange agreement by which their notes will be exchanged for approximately 1.4 million newly issued Viasystems shares plus a total cash payment of approximately $35 million.

Following completion of the merger transaction and noteholder exchange agreements, and an approximate 9-for-1 reverse stock split, Viasystems will have approximately 20 million shares outstanding which will be publicly traded on the NASDAQ exchange.  Existing Merix shareholders will own approximately 2.5 million shares or approximately 12.5% of the shares outstanding, Merix noteholders will own approximately 1.4 million shares or 7.0% of the shares outstanding, and existing Viasystems shareholders will own approximately 16.1 million shares or 80.5% of the shares outstanding.

The Company’s Board of Directors has unanimously approved the merger and the related plan of merger, which must also be approved by a majority of the Company’s shareholders entitled to vote thereon and is expected to be completed in February 2010.

NOTE 4.  FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk.  Our monetary assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt.  Due to their short-term nature, we estimated that the recorded value of our monetary assets and liabilities, except long-term debt as disclosed below, approximated fair value as of November 28, 2009 and May 30, 2009.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise; however, the quoted market price for the Company’s debt is currently reflecting a significant risk premium.  The Company’s debt trades infrequently in the open market and as such, the quoted market price is considered a Level II input in the assessment of fair value.  At November 28, 2009 and May 30, 2009, respectively, the book value of our fixed rate debt and the fair value, based on open market trades proximate to the fair value measurement date, was as follows:

	November 28, 2009	May 30, 2009
Book value of fixed rate debt	$70,000	$70,000
Fair value of fixed rate debt	$40,885	$28,000

NOTE 5. ELIMINATION OF ONE MONTH REPORTING LAG FOR MERIX ASIA

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

The amounts presented on the consolidated balance sheet as of May 30, 2009 have been revised from those previously reported in the Annual Report on Form 10-K to reflect the consolidation of Merix Asia after the elimination of the one-month reporting lag as shown below:

	May 30, 2009	May 30,2009
Assets	(as reported)	(as revised)
Cash	$17,571	$16,141
Accounts receivable, net	43,285	43,290
Inventories, net	14,367	14,593
Other current assets	5,059	5,600
Total current assets	80,282	79,624
Property, plant and equipment, net	95,883	95,170
Other assets	24,505	24,357
Total assets	$200,670	$199,151

Liabilities and Shareholder’s Equity
Accounts payable	$33,263	$33,371
Accrued liabilities	14,715	13,088
Total current liabilities	47,978	46,459
Long-term debt	78,000	78,000
Other long-term liabilities	4,234	4,374
Total liabilities	130,212	128,833

Noncontrolling interest	3,935	3,985
Common stock	217,112	217,112
Accumulated other comprehensive income	33	34
Accumulated deficit	(150,622)	(150,813)
Total shareholder’s equity	70,458	70,318
Total liabilities and shareholder’s equity	$200,670	$199,151

Prior period consolidated results of operations and cash flows have not been restated to conform with the new Merix Asia fiscal reporting period since the results, as previously presented, are considered comparable to the current year consolidated financial statements in all material respects.

NOTE 6.  INVENTORIES

Inventories are valued at the lower of cost or market and include materials, labor and manufacturing overhead. Inventory cost is determined by standard cost, which approximates the first-in, first-out (FIFO) basis.

Provisions for inventories are made to reduce excess inventories to their estimated net realizable values, as necessary. A change in customer demand for inventory is the primary indicator for reductions in inventory carrying values. The Company records provisions for excess inventories based on historical experiences with customers, the ability to utilize inventory in other programs, the ability to redistribute inventory back to the suppliers and current and forecasted demand for the inventory. The increase (decrease) to inventory valuation reserves was ($0.1 million) and $0.6 million, respectively for the second quarters of fiscal 2010 and 2009, and ($0.4 million) and ($0.2 million), respectively during the fiscal year-to-date periods ended November 28, 2009 and November 29, 2008.  As of November 28, 2009 and May 30, 2009, inventory reserves totaled $3.2 million and $3.6 million, respectively.

The Company maintains inventories on a consignment basis at global customer locations. Consignment inventory is recorded as inventory until the product is pulled from the consignment inventories by the customer and all risks and rewards of ownership of the consignment inventory have been transferred to the customer.

Abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) are recognized as current-period charges and the allocation of fixed production overheads to the costs of conversion is based on the normal capacity of the production facilities.  The Company is required to estimate the amount of idle capacity and expense amounts in the current period.  During the first quarter of fiscal 2010, the Company expensed $0.1 million related to abnormally low production volumes as a component of cost of sales.  There were no amounts expensed related to abnormally low production volumes and related excess capacity in the second quarter of fiscal 2010, or the first six months of fiscal 2009.

Inventories, net of related reserves, consisted of the following (in thousands):

	November 28, 2009	May 30, 2009
Raw materials	$3,394	$2,910
Work-in-process	5,913	3,967
Finished goods	3,454	3,930
Consignment finished goods	4,442	3,786
Total inventories	$17,203	$14,593

NOTE 7.  PREPAID AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at November 28, 2009 and May 30, 2009 (in thousands):

	November 28, 2009	May 30, 2009
Prepaid expenses	$1,266	$1,578
Income taxes receivable	658	328
Value-added tax receivable	5,317	2,009
Other assets	2,462	1,522
	$9,703	$5,437

NOTE 8.  DEFINITE-LIVED INTANGIBLE ASSETS

At November 28, 2009 and May 30, 2009, the Company’s definite-lived intangible assets included customer relationships and a manufacturing sales representative network. The gross amount of the Company’s definite-lived intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization
	Period	November 28, 2009	May 30, 2009
Customer relationships	6.5-10 years	$17,168	$17,168
Manufacturing sales representatives network	5.5 years	40	40
		17,208	17,208
Accumulated amortization		(11,318)	(10,380)
		$5,890	$6,828

Amortization expense was as follows (in thousands):

	Six Months Ended
	November 28, 2009	November 29, 2008
Customer relationships	$934	$1,036
Manufacturing sales representatives network	4	4
	$938	$1,040

Amortization expense is scheduled as follows (in thousands):

Remainder of fiscal 2010	$828
2011	1,552
2012	1,120
2013	727
2014	727
Thereafter	936
$5,890

NOTE 9.  OTHER ASSETS

Other assets consisted of the following at November 28, 2009 and May 30, 2009 (in thousands):

	November 28, 2009	May 30, 2009
Leasehold land use rights, net	$1,183	$1,197
Deferred financing costs, net	2,629	3,022
Other assets	250	251
	$4,062	$4,470

NOTE 10.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following at November 28, 2009 and May 30, 2009 (in thousands):

	November 28, 2009	May 30, 2009
Accrued compensation	$7,570	$6,602
Accrued warranty (Note 11)	879	986
Income taxes payable	848	321
Contingent customs penalty accrual	-	1,522
Other liabilities	3,224	3,657
	$12,521	$13,088

From September 2005 through October 2006, the Company recorded $1.5 million of contingent liability for potential customs penalties related to subcontract manufacturing.  In the second quarter of fiscal 2010, due primarily to the passage of time, the Company determined that it was not probable that such a penalty would be assessed and, accordingly, have reversed the $1.5 million accrual.  The credit is recorded as a component of net other non-operating income on the consolidated statement of operations.

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

Warranty activity was as follows (in thousands):

	Fiscal Quarter Ended		Six Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Balance, beginning of period	$701	$2,320	$986	$2,147
Provision for warranty charges	913	828	1,371	1,509
Warranty charges incurred	(735)	(1,078)	(1,478)	(1,586)
Balance, end of period	$879	$2,070	$879	$2,070

NOTE 12.  EARNINGS PER SHARE AND ANTIDILUTIVE SHARES

For the fiscal quarters and six-month periods ended November 28, 2009 and November 29, 2008, the following potentially dilutive shares were excluded from the calculation of diluted EPS because their effect would have been antidilutive:

	Fiscal Quarter Ended		Six Months Ended
Potential common shares excluded from diluted EPS since their effect would be antidilutive:	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Stock options	1,821	3,371	1,953	3,310
Restricted stock awards	-	293	252	293
Convertible notes	4,608	4,608	4,608	4,608

NOTE 13.  SEGMENT INFORMATION

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

Net sales by segment were as follows (in thousands):
	Fiscal Quarter Ended		Six Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
North America	$32,735	$36,151	$59,032	$81,068
Asia	38,563	40,749	70,063	86,459
	$71,298	$76,900	$129,095	$167,527

Gross profit by segment was as follows (in thousands):
	Fiscal Quarter Ended		Six Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
North America	$3,324	$1,484	$2,553	$6,648
Asia	5,758	4,551	10,043	9,661
	$9,082	$6,035	$12,596	$16,309

Total assets by segment were as follows (in thousands):

	November 28, 2009	May 30, 2009
North America	$131,078	$131,535
Asia	69,629	67,616
	$200,707	$199,151

NOTE 14.  SIGNIFICANT CUSTOMERS

There were no customers individually accounting for 10% or more of the Company’s net sales in the second quarter of fiscal 2010 and the six months ended November 28, 2009.  One customer accounted for 10% and 13%, respectively, of the Company’s net sales in the second quarter of fiscal 2009 and the six months ended November 29, 2008.

At November 28, 2009, five entities represented approximately 44% of the Company’s net accounts receivable balance, individually ranging from approximately 5% to approximately 18%. The Company has not experienced significant losses related to its accounts receivable in the past.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Litigation
The Company is, from time to time, made subject to various legal claims, actions and complaints in the ordinary course of its business. Except as disclosed below, management believes that the outcome of litigation should not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Securities Class Action Complaints
Four purported class action complaints were filed against the Company and certain of its executive officers and directors on June 17, 2004, June 24, 2004 and July 9, 2004. The complaints were consolidated in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. After the court granted the Company’s motion to dismiss without prejudice, the plaintiffs filed a second amended complaint. That complaint alleged that the defendants violated the federal securities laws by making certain inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering of approximately $103.4 million of the Company’s common stock. In September 2006, the Court dismissed that complaint with prejudice. The plaintiffs appealed to the Ninth Circuit Court of Appeals. In April 2008, the Ninth Circuit reversed the dismissal of the second amended complaint seeking an unspecified amount of damages. The Company sought rehearing which was denied and rehearing en banc was also denied. The Company obtained a stay of the mandate from the Ninth Circuit and filed a certiorari petition with the United States Supreme Court on September 22, 2008. On December 15, 2008, the Supreme Court denied the certiorari petition and the case was remanded back to the U.S. District Court for the District of Oregon. On May 15, 2009, the plaintiffs moved to certify a class of all investors who purchased in the public offering and who were damaged thereby. On November 5, 2009, the court partially granted the certification motion and certified a class consisting of all persons and entities who purchased or otherwise acquired the Company’s common stock from an underwriter directly pursuant to the Company’s January 29, 2004 offering, who held the stock through May 13, 2004, and who were damaged thereby.  The case is currently in the discovery phase. The plaintiffs seek unspecified damages. A potential loss or range of loss that could arise from these cases is not estimable or probable at this time.

The Company, its board of directors and Viasystems are named as defendants in two putative class action lawsuits brought by alleged Merix shareholders challenging the Company’s proposed merger with Viasystems.  The shareholder actions were both filed in the Circuit Court of the State of Oregon, County of Multnomah.  The actions are called Asbestos Workers Philadelphia Pension Fund v. Merix Corporation, et al., filed October 13, 2009, Case No. 0910-14399 and W. Donald Wybert v. Merix Corporation, et al., filed on or about November 5, 2009, Case No. 0911-15521.  Both shareholder actions generally allege, among other things, that each member of the Company’s board of directors breached fiduciary duties to the Company and its shareholders by authorizing the sale of Merix to Viasystems for consideration that does not maximize value to shareholders.  The complaints also allege that Viasystems and the Company aided and abetted the breaches of fiduciary duty allegedly committed by the members of the Company’s board of directors.  The shareholder actions seek equitable relief, including to enjoin the defendants from consummating the merger on the agreed-upon terms.  On November 23, 2009, the court entered an order consolidating the cases into one matter. On or about December 2, 2009, the plaintiffs filed a Consolidated Amended Class Action Complaint, which substantially repeats the allegations of the original complaints, adds Maple Acquisition Corp., the Viasystems subsidiary formed for the merger, as a defendant and also alleges that Merix did not make sufficient disclosures regarding the merger.

Commitments
As of November 28, 2009, the Company had capital commitments of approximately $1.3 million, primarily relating to the purchase of machinery and equipment.

NOTE 16.  RELATED PARTY TRANSACTIONS

The Company paid the following amounts to Huizhou Desay Holdings Co. Ltd. and its wholly-owned subsidiary, a minority shareholder of two Merix Asia manufacturing facilities, during the periods indicated (in thousands):

	Fiscal Quarter Ended		Six Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Consulting fees	$53	$53	$106	$145
Operating lease rental fees	83	81	164	224
Management fees	36	39	72	55
Capitalized construction costs for factory expansion	-	247	-	1,406
Other fees	77	84	143	322
	$249	$504	$485	$2,152

NOTE 17.  SEVERANCE, ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

Total severance, asset impairment and restructuring charges were as follows (in thousands):

	Fiscal Quarter Ended		Six Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Severance charges - Asia	$-	$81	$95	$121
Gain on sale of Merix Asia equipment	-	-	-	(567)
Other restructuring – Asia	-	-	56	-
Severance charges – North America	-	306	150	306
Asset impairment – North America	-	702	642	702
Legal and other restructuring charges	-	-	13	-
	$-	$1,089	$956	$562

In the first six months of fiscal 2010, the Company recorded $0.1 million in restructuring costs related to the relocation of our Asia administrative offices from Hong Kong to the PRC, comprised of severance and relocation freight costs.

The Company also recorded $0.2 million in other severance charges during the first six months of fiscal 2010 due to minor reductions-in-force in North America in order to mitigate costs in response to softness in demand for its products.

The Company determined in the first quarter of fiscal 2010 that certain manufacturing equipment at its Forest Grove facility with a net book value of $0.6 million would be decommissioned.  An impairment charge was recorded to write off the net book value of this equipment.

To reduce expenditures in response to lower demand for our products as a result of deteriorating macroeconomic conditions in the second quarter of fiscal 2009, the Company completed a modest reduction in headcount to reduce administrative overhead costs, primarily in the North America segment, with a small impact in the Asia segment.  The headcount reductions were completed in October 2008 and the Company incurred and paid approximately $0.4 million in severance and related charges during the second quarter of fiscal 2009.

In the second quarter of fiscal 2009, the Company implemented a plan to dispose of certain surplus plant assets to streamline the utilization of equipment in its Oregon factory and recorded an impairment charge of $0.7 million on the assets, which were sold in the third quarter of fiscal 2009.

In the first quarter of fiscal 2009, the Company recorded a gain of approximately $0.6 million related to the sale of equipment previously used at our Hong Kong manufacturing facility, which was closed in the fourth quarter of fiscal 2008.

A roll-forward of the Company’s severance accrual for the first two quarters of fiscal 2010 was as follows (in thousands):

	Beginning Balance	Charged to Expense	Expenditures	Ending Balance
First quarter	$435	$245	$(572)	$108
Second quarter	108	-	(108)	-

NOTE 18.  NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after December 15, 2008, and applies to all transactions or other events in which the Company obtains control in one or more businesses. The adoption of SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the standard requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, which will alert users of the financial statements that the Company has not evaluated subsequent events occurring after that date. SFAS No.165 is effective for interim or annual reporting periods ending after June 15, 2009 and the adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial position and results of operations.  Note 1 to the consolidated financial statements includes a disclosure of the date through which subsequent events have been evaluated.

Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value was issued by the FASB in August 2009 and is applicable to interim and annual fiscal periods beginning after August 28, 2009.  This ASU provides guidance on measuring the fair value of liabilities under FASB Accounting Standards Codification Topic (ASC) 820 (formerly FAS 157).  ASC requires that the fair value of liabilities be measured under the assumption that the liability is transferred to a market participant.  In practice, however, many liabilities contain restrictions preventing their transfer.  Accordingly, this additional guidance has been provided, which specifies that the company determine whether a quoted price exists for an identical liability when traded as an asset (i.e. a Level 1 fair value measurement) and if not, the company must use a valuation technique based on the quoted price of a similar liability traded as an asset, or another valuation technique (i.e. market approach or income approach) and that the company should not make a separate adjustment for restrictions on the transfer of a liability in estimating fair value.  The adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated financial position and results of operations.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, A Replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles,” to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States (“the GAAP hierarchy”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption SFAS No. 168 will not have a material impact on the Company’s consolidated financial condition or results of operations, requiring only a change in references to accounting technical guidance in the financial statements to use the new codification reference system

NOTE 20. SUBSEQUENT EVENTS

On December 30, 2009, the Company entered into a Provisional Agreement for the Assignment of Lease (the Assignment Agreement) which provides for the transfer of the land lease rights and real property comprising our vacated Hong Kong manufacturing and administrative facilities.  The purchase price to be paid to the Company in accordance with the Assignment Agreement totals HK$85.8 million, or approximately US$11.1 million.  The completion of the transaction is subject to approval by the land lessor and completion of required financing by the purchaser.  The closing is expected to occur in the fourth quarter of fiscal 2010.

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

Backlog

Backlog comprises purchase orders received and, in some instances, forecast requirements released for production under customer contracts. Backlog shippable within the next 90 days totaled $39.8 million and $27.6 million at November 28, 2009 and May 30, 2009, respectively.  The increase in backlog reflects strengthening demand in our markets in the second quarter of fiscal 2010 as customers begin rebuilding inventory levels in anticipation of global economic recovery.

Customers may cancel or postpone all scheduled orders, in most cases without penalty. Therefore, backlog may not be a meaningful indicator of future financial results.

Summary of Sequential Quarterly Results and Outlook for Third Quarter of Fiscal 2010

Net sales of $71.3 million in the current quarter increased $13.5 million or 23% compared to net sales in the first quarter of fiscal 2010, as we experienced increasing demand in both of our operating segments for our products consistent with trends observed in the global PCB industry.  During the second quarter of fiscal 2010, orders outpaced shipments resulting in a book-to-bill ratio of 1.11 in our North America segment and 1.12 in our Asia segment.  Gross margin increased to 12.7% of net sales in the current quarter compared to 6.1% in the first quarter of fiscal 2010, reflecting the benefit of our streamlined cost structure and the impact of increased variable contribution margins on higher production volumes, primarily in our North American operating segment.

Operating expenses of $9.7 million remained flat compared to the first quarter of fiscal 2010.  Operating expenses in the second and first quarters of fiscal 2010 included $1.6 million and $0.7 million, respectively, of costs related to our pending merger with Viasystems and our securities litigation cases.  The first quarter of fiscal 2010 also included $1.0 million of restructuring charges.  Exclusive of these merger, litigation and  restructuring charges, operating expenses in the second quarter increased by $0.1 million compared to the first quarter of fiscal 2010.

Current quarter net income benefited from a $1.5 million reversal of a contingent liability for customs penalties, a $1.2 million reversal of a valuation allowance against certain Asia deferred tax assets and a $0.6 million in alternative minimum tax refund receivable due to a change in United States tax law. Net income attributable to Merix shareholders for the quarter totaled $0.5 million or $0.02 per diluted share, compared to a net loss of $8.2 million or $0.38 per diluted share in the first quarter of fiscal 2010.

As we begin to see increases in demand in response to improving global economic conditions, management is carefully evaluating our manufacturing capacity to ensure we meet customers’ requirements while at the same time maximizing Merix’ financial returns.  Although visibility remains somewhat limited, we have observed a diverse increase in demand across our customer base and end markets.

Backlog of $39.8 million at the end of the second quarter increased by $8.3 million compared to the previous quarter end and bookings in the first few weeks of December remained strong, particularly for our Asia segment. We expect that the increased demand levels recently observed will be sustained through the third quarter of fiscal 2010, but the impact of the holiday season, including the Chinese New Year, will result in revenues that are flat compared to the second quarter of fiscal 2010.  If booking levels are sustained throughout out the third quarter consistent with levels observed in the first few weeks, net sales may increase modestly.   Operating expenses are expected to increase slightly as a result of merger-related professional fees and variable compensation costs.  Net non-operating expense in the third quarter of FY2010 is also expected to remain stable, exclusive of the $1.5 million customs penalty adjustment recorded in the second quarter.

Results of Operations Compared to Prior Year

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Fiscal Quarter Ended(1)		Fiscal Quarter Ended(1)
	November 28, 2009		November 29, 2008
Net sales	$71,298	100.0%	$76,900	100.0%
Cost of sales	62,216	87.3	70,865	92.2
Gross profit	9,082	12.7	6,035	7.8
Engineering	343	0.5	697	0.9
Selling, general and administrative	8,865	12.4	7,989	10.4
Amortization of identifiable intangible assets	469	0.7	520	0.7
Severance, impairment and restructuring charges	-	-	1,089	1.4
Operating loss	(595)	(0.8)	(4,260)	(5.5)
Other income (expense), net	476	0.7	(1,029)	(1.3)
Loss before income taxes	(119)	(0.2)	(5,289)	(6.9)
Provision for (benefit from) income taxes	(1,014)	(1.4)	693	0.9
Net income (loss)	895	1.3	(5,982)	(7.8)
Net income attributable to non-controlling interests	431	0.6	106	0.1
Net income (loss) attributable to Merix common shareholders	$464	0.7%	$(6,088)	(7.9)%

(1)  Percentages may not add due to rounding.

	Six Months Ended(1)		Six Months Ended(1)
	November 28, 2009		November 29, 2008
Net sales	$129,095	100.0%	$167,527	100.0%
Cost of sales	116,499	90.2	151,218	90.3
Gross profit	12,596	9.8	16,309	9.7
Engineering	604	0.5	1,260	0.8
Selling, general and administrative	16,831	13.0	17,691	10.6
Amortization of identifiable intangible assets	938	0.7	1040	0.6
Severance, impairment and restructuring charges	956	0.7	562	0.3
Operating loss	(6,733)	(5.2)	(4,244)	(2.5)
Other expense, net	(612)	(0.5)	(2,218)	(1.3)
Loss before income taxes	(7,345)	(5.7)	(6,462)	(3.9)
Provision for (benefit from) income taxes	(105)	(0.1)	1,421	0.8
Net loss	(7,240)	(5.6)	(7,883)	(4.7)
Net income attributable to non-controlling interests	530	0.4	352	0.2
Net loss attributable to Merix common shareholders	$(7,770)	(6.0)%	$(8,235)	(4.9)%

(1)  Percentages may not add due to rounding.

Net Sales

Net sales decreased by $5.6 million, or 7%, to $71.3 million, in the second quarter of fiscal 2010 compared to $76.9 million in the second quarter of fiscal 2009. Net sales of $129.1 million in the six months ended November 28, 2009 decreased by $38.4 million, or 23%, compared to net sales of $167.5 million in the comparable period of the prior fiscal year.  The decline in net sales is directly related to the deterioration in global economic conditions, which reduced demand for our products over the past twelve months.  Management believes that the second quarter of fiscal 2010 marks a turning point in the demand cycle for  PCB products, as improved industry demand trends observed in the latter half of the first quarter of fiscal 2010 have continued through the second quarter and into the third quarter of fiscal 2010.

Net Sales by Segment

Net sales by segment were as follows (in thousands):

	Fiscal Quarter Ended		Six Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
North America	$32,735	$36,151	$59,032	$81,068
Asia	38,563	40,749	70,063	86,459
	$71,298	$76,900	$129,095	$167,527

Net sales for our North American segment decreased by 9% and 27%, respectively, for the three- and six-month periods ended November 28, 2009 compared to the same periods in the prior fiscal year.  Net sales in our Asia segment decreased by 5% in the current quarter compared to the second quarter of fiscal 2009, and decreased 19% in the six months ended November 28, 2009 compared to the six months ended November 29, 2008.

Per Unit Information

Selected statistical information is summarized below. We define “unit” as the number of panels shipped during the fiscal period. Percentage increases (decreases) in unit volume and pricing were as follows:

	Fiscal Quarter Ended November 28, 2009 Compared to Fiscal Quarter Ended	Six Months Ended November 28, 2009 Compared to Six Months Ended
	November 29, 2008	November 29, 2008
North America:
Unit volume	(12)%	(27)%
Average unit pricing	3%	0%

Asia:
Unit volume	(7)%	(21)%
Average unit pricing	2%	3%

Overall:
Unit volume	(7)%	(21)%
Average unit pricing	0%	(2)%

Consolidated
Consolidated unit sales volume decreased 7% in the current quarter compared to the second quarter of fiscal 2009 and 21% in the first six months of fiscal 2010 versus the comparable period in the prior year, driven primarily by decreases in demand from customers in each of our segments as further discussed below. Consolidated average unit pricing remained flat in the quarter ended November 28, 2009, despite increases in average unit pricing in each of our operating segments.  This is primarily due to an overall shift in product mix from higher-technology, higher-priced PCBs produced by our North American facilities to generally lower-technology, lower-priced PCBs produced by our facilities in Asia.  The Asia segment’s average price per unit is significantly lower than the North American segment and Asia net sales comprised 54% of total net sales in the second quarter of fiscal 2010 compared to 53% in the second quarter of fiscal 2009.  For the six-month period ended November 28, 2009, overall average unit pricing decreased by 2% compared to the same period of the prior fiscal year, despite an increase in average unit pricing for the Asia segment and stable unit pricing reflected in our North America segment, also due to the technology shift in product mix.  On a year-to-date basis, net sales for the Asia segment comprise 54% of total net sales in fiscal 2010 compared to 52% in the first six months of fiscal 2009.  As production volume shifts into our Asia factories, consolidated average unit pricing decreases overall.

North America
North America net sales of $32.7 million decreased by $3.4 million or 9% compared to the second quarter of fiscal 2009.  Net sales of $59.0 million in the first six months of fiscal 2010 decreased $22.0 million or 27% compared to the first six months of fiscal 2009.  These reductions are primarily due to a 12% and 27% decrease in unit volumes in the second quarter and first six months of fiscal 2010 versus comparable periods in fiscal 2009.  Although sequential quarterly demand has increased, the impact of the deterioration of macroeconomic conditions is still reflected in lower net sales for the second quarter and year-to-date fiscal 2010 compared to the second quarter fiscal 2009 and six months ended November 29, 2008.

The volume decreases were partially offset by a 3% increase in average unit pricing resulting from a higher technology product mix for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, while fiscal year-to-date average unit pricing remained stable.  The pricing environment remains competitive, but rational overall as competitors are not aggressively cutting prices.

Asia
Asia net sales of $38.6 million in the second quarter of fiscal 2010 decreased by $2.2 million or 5% compared to the second quarter of fiscal 2009.  Net sales of $70.1 million in the six months ended November 28, 2009 decreased by $16.4 million or 19% compared to $86.5 million the first six months of fiscal 2009.  The decreases in net sales in our Asia segment in the three- and six-month periods ended November 28, 2009 compared to the same periods of the prior fiscal year were primarily due to a 7% and 21% decrease, respectively, in sales unit volumes, due primarily to a drop in demand resulting from the deterioration in global economic conditions.  The unit volume decreases were offset by average unit price increases from efforts to improve our product mix through enhanced technology offerings from our Asia manufacturing operations over the past year which resulted in a 2% increase in average unit pricing for second quarter and 3% increase in the first six months of fiscal 2010 versus comparable periods in fiscal 2009.

Net Sales by End Market

The following table shows, for the periods indicated, the amount of net sales to each of our principal end-user markets and the percentage of the end-user market’s sales to our consolidated net sales (dollars in thousands):
	Fiscal Quarter Ended
	November 28, 2009		November 29, 2008
Communications & Networking	$24,427	32.5%	$29,664	38.6%
Automotive	15,334	21.5%	17,449	22.7%
Computing & Peripherals	6,096	8.6%	5,984	7.8%
Test, Industrial & Medical	11,104	14.0%	9,366	12.2%
Defense & Aerospace	9,007	12.6%	7,299	9.5%
Other	5,330	10.8%	7,138	9.3%
	$71,298	100.0%	$76,900	100.0%

	Six Months Ended
	November 28, 2009		November 29, 2008
Communications & Networking	$43,956	33.1%	$68,440	40.9%
Automotive	28,107	21.8%	36,862	22.0%
Computing & Peripherals	10,135	7.9%	12,569	7.5%
Test, Industrial & Medical	19,378	14.1%	19,785	11.8%
Defense & Aerospace	16,164	12.5%	14,522	8.7%
Other	11,355	10.6%	15,349	9.2%
	$129,095	100.0%	$167,527	100.0%

Compared to the second quarter of fiscal 2009, net sales decreased in our two largest markets, by $5.2 million or 18% to $24.4 million in communications and networking, and by $2.1 million or 12% in our automotive market.  These decreases are due primarily to a reduction in end demand in the commercial and consumer end market segments as a result of the global economic slowdown experienced over the past twelve months.  However, the second quarter of fiscal 2010 appears to have marked a turning point in the demand cycle, and we expect net sales in these end markets to increase, consistent with recent industry trends.  These end markets also reflect decreases on a fiscal year-to-date basis compared to the prior fiscal year, driven by the same factor discussed above.

Defense & aerospace net sales increased by $1.7 million or 23% to $9.0 million in the second quarter of fiscal 2010 compared to $7.3 million in the second quarter of fiscal 2009 and increased by $1.6 million or 11% in the first six months of fiscal 2010 compared to same period in fiscal 2009.  Overall market demand in this end market segment has not been as significantly affected by the global economic slowdown.  Further, over the last 12 to 18 months the Company has specifically targeted key customers in the defense and aerospace market and made significant investments in its factories and support infrastructure to serve this market.  The success of these efforts has generated quarterly sales at record historic levels for this end market.

Net sales in the second quarter of fiscal 2010 for our computing & peripherals and test, industrial & medical end markets, increased by $0.1 million (2%) and $1.7 million (19%), respectively, compared to the second quarter of the prior fiscal year.  These increases are attributable to the recent increases in demand observed as the industry begins to recover from the deterioration in global economic conditions.  On a fiscal year-to-date basis, sales to these end markets lag behind comparable periods in the prior fiscal year by $2.4 million (19%) for computing & peripherals and $0.4 million (2%) for test, industrial & medical.

Net Sales by Geographic Region

Net sales to customers outside the United States totaled 51% and 50% of net sales in the second quarters of fiscal 2010 and fiscal 2009, respectively.  Net sales to customers outside the United States totaled 52% and 44% in the six months ended November 28, 2009 and November 29, 2008, respectively.  In the second quarters of fiscal 2010 and fiscal 2009, sales to customers in China comprised 12% and 13% of net sales, respectively.  In the six-month period ended November 28, 2009, sales to customers in China comprised 13% of net sales. There were no countries outside of the United States to which sales totaled 10% or more of net sales in the six-month period ended November 29, 2008.

Cost of Sales and Gross Margin

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead.  Cost of sales decreased $8.6 million, or 12%, to $62.2 million in the second quarter of fiscal 2010 compared to $70.9 million in the second quarter of fiscal 2009 and decreased $34.7 million, or 23%, to $116.5 million in the six months ended November 28, 2009 compared to $151.2 million in first six months of fiscal 2009.

Our gross profit by segment was as follows (in thousands):

	Fiscal Quarter Ended		Six Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
North America	$3,324	$1,484	$2,553	$6,648
Asia	5,758	4,551	10,043	9,661
	$9,082	$6,035	$12,596	$16,309

Our gross margin as a percentage of net sales by segment was as follows:

	Fiscal Quarter Ended		Six Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
North America	10.2%	4.1%	4.3%	8.2%
Asia	14.9%	11.2%	14.3%	11.2%
Consolidated	12.7%	7.8%	9.8%	9.7%

North America
Gross margin for our North American segment increased to 10.2% of net sales in the current quarter from 4.1% of net sales in the second quarter of fiscal 2009.  The improvement in gross margin, despite lower sales volumes, reflects the success of the cost reduction programs which commenced near the end of the second quarter in fiscal 2009.  Over the past year, we eliminated one of the four production shifts at our Oregon factory, reducing headcount and overtime costs for retained employees.  This action, along with reductions-in-force and other cost reduction measures taken during fiscal 2009, reduced quarterly manufacturing costs by approximately $2.0 million.

Gross margin decreased to 4.3% of net sales in the six months ended November 28, 2009 compared to 8.2% in the same period of fiscal 2009.  This decrease in year-to-date gross margin is driven by the decrease in unit sales, particularly in the higher-margin premium service line, which decreased by 20% in the six months ended November 28, 2009 compared to the first six months of fiscal 2009.

Asia
Gross margins at Merix Asia increased to 14.9% of net sales in the current quarter compared to 11.2% in the second quarter of the prior fiscal year and increased to 14.3% of net sales in the six months ended November 28, 2009 compared to 11.2% in the first six months of fiscal 2009.  These increases are primarily the result of cost containment actions and improvements in product mix due to expanded technology capabilities developed in our Huiyang, China facility, more than offsetting the impact of a decrease in net sales that resulted from the deterioration in global economic conditions.

Engineering Costs

Engineering costs include indirect labor, materials and overhead to support the development of new manufacturing processes required to meet our customers’ evolving technology requirements.

Engineering costs decreased $0.4 million, or 51%, to $0.3 million in the second quarter of fiscal 2010 compared to $0.7 million in the second quarter of fiscal 2009 and decreased $0.7 million, or 52%, to $0.6 million in the six months ended November 28, 2009 compared to $1.3 million in the six months ended November 29, 2008. The decreases are primarily due to decreased compensation expense resulting from reductions-in-force and salary and benefit curtailments implemented over the past 12 months.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs include indirect labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

SG&A expenses increased $0.9 million, or 11%, to $8.9 million in the second quarter of fiscal 2010 compared to $8.0 million in the second quarter of fiscal 2009 and decreased $0.9 million, or 5%, to $16.8 million in the six months ended November 28, 2009 compared to $17.7 million in the six months ended November 29, 2008.

Included in SG&A costs for the three- and six-month periods ended November 28, 2009 were costs related to securities litigation filed in 2004 and the merger transaction with Viasystems totaling $1.6 million and $2.3 million, respectively.  Exclusive of these costs, SG&A expenses decreased by $0.7 million and $3.1 million, for the three- and six-month periods ended November 28, 2009 versus the comparable periods in fiscal 2009.  The decreases on both a quarterly and fiscal year-to-date comparative basis were primarily due to lower labor costs resulting from headcount reductions and salary and benefit curtailments, lower stock compensation expense, reduced commission expense on the lower revenue base and reduced overall expense levels due to aggressive cost management programs.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets was $0.5 million and $0.9 million, respectively, in the second quarter of fiscal 2010 and the six months ended November 28, 2009 compared to $0.5 million and $1.0 million, respectively, in the comparable periods of the prior fiscal year. The reduction in amortization on a fiscal year-to-date basis is primarily related to declining amortization amounts for customer relationships acquired. Our identifiable intangible assets balance at November 28, 2009 was $5.9 million and current amortization is approximately $0.5 million per quarter.

Severance and Impairment and Restructuring Charges

Total severance and impairment and restructuring charges were as follows (in thousands):

	Fiscal Quarter Ended		Six Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Severance charges - Asia	$-	$81	$95	$121
Gain on sale of Merix Asia equipment	-	-	-	(567)
Other restructuring – Asia	-	-	56	-
Severance charges – North America	-	306	150	306
Asset impairment – North America	-	702	642	702
Legal and other restructuring charges	-	-	13	-
	$-	$1,089	$956	$562

In the first six months of fiscal 2010, we recorded $0.1 million in restructuring costs related to the relocation of our Asia administrative offices from Hong Kong to the PRC, comprised of severance and relocation freight costs.

We also recorded $0.2 million in other severance charges during the first six months of fiscal 2010 due to minor reductions-in-force in North America in order to mitigate costs in response to softness in demand for our products.

We determined in the first quarter of fiscal 2010 that certain manufacturing equipment at our Forest Grove facility with a net book value of $0.6 million would be decommissioned.  An impairment charge was recorded to write off the net book value of this equipment.

To reduce expenditures in response to lower demand for our products as a result of deteriorating macroeconomic conditions in the second quarter of fiscal 2009, we completed a modest reduction in headcount to reduce administrative overhead costs, primarily in the North America segment, with a small impact in our Asia segment.  The headcount reductions were completed in October 2008 and we incurred and paid approximately $0.4 million in severance and related charges during the second quarter of fiscal 2009.

In the second quarter of fiscal 2009, we implemented a plan to dispose of certain surplus plant assets to streamline the utilization of equipment in our Oregon factory and recorded an impairment charge of $0.7 million on the assets, which were sold in the third quarter of fiscal 2009.

In the first quarter of fiscal 2009, we recorded a gain of approximately $0.6 million related to the sale of equipment previously used at our Hong Kong manufacturing facility, which was closed in the fourth quarter of fiscal 2008.

Reversal of Accrued Customs Penalty

From September 2005 through October 2006, we recorded $1.5 million of contingent liability for potential customs penalties related to subcontract manufacturing.  In the second quarter of fiscal 2010, due primarily to the passage of time, we determined that it was not probable that such a penalty would be assessed and, accordingly, have reversed the $1.5 million accrual.  The credit is recorded as a component of net other non-operating income on the consolidated statement of operations.

Income Tax Expense

On a quarterly basis, we estimate our provision for income taxes based on our projected results of operations for the full year. Income tax is provided for entities expected to generate profits that are not offset by losses generated by entities in other tax jurisdictions. As a result, our effective income tax rate was 852.1% in the second quarter of fiscal 2010 and negative 13.1% in second quarter of fiscal 2009.  For the six months ended November 28, 2009 and November 29, 2008, the effective income tax rate was 1.4% and negative 22.0%, respectively.  The variance in effective tax rates is typically due to the ratio of pre-tax foreign subsidiary pre-tax income to consolidated net pre-tax loss.  Our second quarter fiscal 2010 results include two unique decreases to the provision for income taxes.  First is the reversal of a net $1.2 million valuation allowance against certain Asia deferred tax assets based on past and expected future profitability of Huiyang, China facility.  This reversal is reflected on our consolidated balance sheet as a $1.2 million increase in deferred tax assets.  Second, the Worker, Homeownership, and Business Assistance Act of 2009 signed into law on November 6th, 2009 extended the net operating loss carryback period up to five years and eliminated the 90% utilization limitation on Alternative Minimum Tax net operating losses.  As a result, the Company will be able to recover $0.6 million of Alternative Minimum Tax, expected to be received in the third quarter of fiscal 2010.

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

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of November 28, 2009 consisted of $10.5 million of cash and cash equivalents and $49.8 million unused availability under our revolving bank credit agreement, described below.  We expect our capital resources, together with the borrowing capacity under our credit agreements, to be sufficient to fund our operations and known capital requirements for at least one year from November 28, 2009, although we may seek additional sources of funds.

We have a Loan and Security Agreement with Bank of America, N.A. (the Credit Agreement) which provides a revolving line of credit of up to $55.0 million on a borrowing based calculated with respect to the value of accounts receivable, equipment and real property.  The Credit Agreement expires in February 2013.  The obligations under the Credit Agreement are secured by substantially all of our U.S. assets and certain accounts receivable from foreign customers.  The borrowings bear interest based, at the Company’s election, on either the prime rate announced by Bank of America or LIBOR plus an applicable margin.  As of November 28, 2009, the unused borrowing base was $49.8 million, with an outstanding balance of $2.8 million.  The Credit Agreement contains usual and customary covenants for credit facilities of this type, all of which we were in compliance with as of November 28, 2009.  In addition, the Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio of 1.1:1.0 if Excess Availability, defined in the Credit Facility agreement as a function of the unused borrowing base and cash held in certain U.S. bank accounts, falls below $20.0 million.  Excess Availability at November 28, 2009 was $49.4 million and as such, this covenant is not currently in effect.  We would not be in compliance if this covenant was currently applicable.  Based on management forecasts, we do not expect that Excess Availability will fall below $20.0 million for at least one year from November 28, 2009.

In the first six months of fiscal 2010, cash and cash equivalents decreased $5.7 million to $10.5 million as of November 28, 2009 from $16.1 million as of May 30, 2009 primarily as a result of $4.2 million used in operations (as described in more detail below) and the use of $1.1 million for the purchase of property, plant and equipment.  Additionally, as a result of the elimination of the one-month reporting lag for our Asia subsidiary, the balance of cash and cash equivalents at May 30, 2009 was reduced by $1.4 million, which represents cash used primarily to fund working capital requirements for our Asia subsidiary in the month of May 2009 and is not reported in the statement of cash flows or the six months ended November 28, 2009.  The net decrease in cash and cash equivalents at November 28, 2009 is $7.1 million compared to the balance of $17.6 million reported in our Annual Report on Form 10-K for fiscal 2009.

Cash used in operating activities totaled $4.2 million in the first six months of fiscal 2010.  Cash totaling $2.2 million was provided by a net loss of $7.2 million, adjusted for $9.5 million in non-cash charges, primarily $11.4 million for depreciation and amortization, a $1.5 million non-cash reversal of accrued customs penalty, a $1.8 million in non-cash items related to income taxes, $0.9 million in share-based compensation expense and $0.6 million of impairment charges.  As discussed in more detail below, other significant changes in working capital to support increased demand consumed $6.5 million in cash from operations in the first six months of fiscal 2010 include $10.3 million from increases in accounts receivable, $2.6 million from increases in inventory and $3.6 million from increases in other assets, primarily related to an increase of $3.3 million value-added (VAT) refunds receivable from the Chinese tax authorities.  These cash uses were offset by $10.1 million in cash inflows related to accounts payable and other accrued liabilities.  Note that changes in working capital balances vary from cash flows from operations due to the impact of non-cash transactions on amounts reported in the consolidated balance sheets.

Accounts receivable, net of allowances for bad debts, increased $10.2 million to $53.5 million at November 28, 2009 from $43.3 million as of May 30, 2009. The increase is primarily due to the rising revenue base in the second quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009.  Our days sales outstanding, calculated on a quarterly basis, increased to 68 days at November 28, 2009 from 67 days at May 30, 2009.

Inventories, net of reserves, increased by $2.6 million to $17.2 million at November 28, 2009 compared to $14.6 million at May 30, 2009.  The variance is comprised primarily of a net increase of $2.4 million in raw materials and work-in-process inventories as a result of increases to support expected production volumes early in the third quarter.

Prepaid and other current assets increased $4.3 million to $9.7 million as of November 28, 2009 compared to $5.4 million as of May 30, 2009, primarily due to a $3.3 million increase VAT refunds receivable from the PRC government for taxes paid to local PRC vendors for the purchase of materials.  The timing of payments and refunds is heavily influenced by production levels and the PRC government’s variable schedule of providing VAT refund payments.

Accounts payable and other current liabilities totaled $54.4 million at November 28, 2009, an increase of $7.9 million compared to $46.5 million at May 30, 2009.  The increase is due primarily to an $8.5 million increase in accounts payable resulting from purchases to support the higher revenue base.  Exclusive of the $1.5 million non-cash reversal of accrued customs penalty, other accrued liabilities increased by $1.0 million related primarily to an increased accrual for variable incentive compensation.

Expenditures for property, plant and equipment of $1.1 million in the first six months of fiscal 2010 primarily consisted of expenditures for improvements to our manufacturing equipment base. In response to the economic downturn and the resulting reduction in demand for our products, discretionary capital expenditures have been substantially curtailed.  We believe our facilities and equipment are in good condition and do not require significant investments in the near term.  It is management’s intent to minimize capital spending until market conditions and cash flows improve.  Remaining capital expenditures in fiscal 2010 are currently estimated at approximately $4.3 million, but are dependent upon achievement of financial objectives.

On December 30, 2009, we entered into a Provisional Agreement for the Assignment of Lease (the Assignment Agreement) which provides for the transfer of the land lease rights and real property comprising our vacated Hong Kong manufacturing and administrative facilities.  The purchase price to be received in accordance with the Assignment Agreement totals HK$85.8 million, or approximately US$11.1 million.  The completion of the transaction is subject to approval by the land lessor and completion of required financing by the purchaser.  The closing is expected to occur in the fourth quarter of fiscal 2010.

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

Securities Class Action Complaints
Four purported class action complaints were filed against Merix and certain of our executive officers and directors on June 17, 2004, June 24, 2004 and July 9, 2004. The complaints were consolidated in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon. After the court granted our motion to dismiss without prejudice, the plaintiffs filed a second amended complaint. That complaint alleged that the defendants violated the federal securities laws by making certain inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering of approximately $103.4 million of our common stock. In September 2006, the Court dismissed that complaint with prejudice. The plaintiffs appealed to the Ninth Circuit Court of Appeals. In April 2008, the Ninth Circuit reversed the dismissal of the second amended complaint seeking an unspecified amount of damages. We sought rehearing which was denied and rehearing en banc was also denied. We obtained a stay of the mandate from the Ninth Circuit and filed a certiorari petition with the United States Supreme Court on September 22, 2008. On December 15, 2008, the Supreme Court denied the certiorari petition and the case was remanded back to the U.S. District Court for the District of Oregon. On May 15, 2009, the plaintiffs moved to certify a class of all investors who purchased in the public offering and who were damaged thereby. On November 5, 2009, the court partially granted the certification motion and certified a class consisting of all persons and entities who purchased or otherwise acquired our common stock from an underwriter directly pursuant to the Company’s January 29, 2004 offering, who held the stock through May 13, 2004, and who were damaged thereby.  The plaintiffs seek unspecified damages. The case is currently in the discovery phase. A potential loss or range of loss that could arise from these cases is not estimable or probable at this time.

Merix, its board of directors and Viasystems Group, Inc. (Viasystems) are named as defendants in two putative class action lawsuits brought by alleged Merix shareholders challenging the Company’s proposed merger with Viasystems.  The shareholder actions were both filed in the Circuit Court of the State of Oregon, County of Multnomah.  The actions are called Asbestos Workers Philadelphia Pension Fund v. Merix Corporation, et al., filed October 13, 2009, Case No. 0910-14399 and W. Donald Wybert v. Merix Corporation, et al., filed on or about November 5, 2009, Case No. 0911-15521.  Both shareholder actions generally allege, among other things, that each member of our board of directors breached fiduciary duties to Merix and its shareholders by authorizing the sale of Merix to Viasystems for consideration that does not maximize value to shareholders.  The complaints also allege that Viasystems and Merix aided and abetted the breaches of fiduciary duty allegedly committed by the members of our board of directors.  The shareholder actions seek equitable relief, including to enjoin the defendants from consummating the merger on the agreed-upon terms. On November 23, 2009, the court entered an order consolidating the cases into one matter. On or about December 2, 2009, the plaintiffs filed a Consolidated Amended Class Action Complaint, which substantially repeats the allegations of the original complaints, adds Maple Acquisition Corp., the Viasystems subsidiary formed for the merger,as a defendant and also alleges that Merix did not make sufficient disclosures regarding the merger.

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

Our business and operating results will continue to be affected by worldwide economic conditions and, in particular, conditions in the communications & networking, automotive, computing & peripherals, and test, industrial & medical, and defense & aerospace markets that we serve. As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges currently affecting the global economy, our customers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase products produced by our customers which would have a material adverse effect on us. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. Although the United States government and the governments of other countries have enacted, and may enact further, various economic stimulus programs, there can be no assurance as to the effectiveness of these programs, and with respect to future programs, the timing and effectiveness of such programs. Recent economic indicators and demand trends for our products indicate that the deterioration in global economic conditions may have reached a bottom but no assurance can be given that economic conditions will not experience significant declines in the future.  If there is significant further deterioration in the global economy or the economic recovery is delayed or protracted, our results of operations, financial position and cash flows could be materially adversely affected.

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

Historically, we have derived a significant portion of our consolidated net sales from a limited number of customers. Our five largest OEM customers, which vary from period to period, comprised 31% and 32% of our consolidated net sales during the second quarter and first six months of fiscal 2010, respectively. We expect to continue to depend upon a small number of customers for a significant portion of our consolidated net sales for the foreseeable future. The loss of, or decline in, orders or backlog from one or more major customers could reduce our consolidated net sales and have a material adverse effect on our results of operations and financial condition. Further, as part of our plan to improve the profitability of our North American operations we have reduced our reliance on certain customers and products that have historically generated significant revenues for Merix.  We anticipate retaining a meaningful portion of this business, but there can be no assurance we will be successful.  An unplanned loss of a large portion of this revenue could adversely affect our financial results.

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

In total, five entities represented approximately 44% of the consolidated net trade accounts receivable balance at November 28, 2009, individually ranging from approximately 5% to approximately 18%. Our OEM customers direct our sales to a relatively limited number of electronic manufacturing service providers. Our contractual relationship is typically with the electronic manufacturing service providers, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to electronic manufacturing service providers, we expect to continue to be subject to the credit risk of a limited number of customers. This concentration of customers exposes us to increased credit risks. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our financial condition and results of operations would be adversely affected.

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

Sales to EMS providers represented approximately 47% of our net sales in both the second quarter and first six months of fiscal 2010. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth and concentration of EMS providers increases the purchasing power of such providers and could result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs within their own businesses. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs to these EMS providers, our business, results of operations and financial condition may be harmed.

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

A significant portion of Merix Asia’s products are sold to customers in the automotive industry. Net sales to the automotive market accounted for approximately 22% of our consolidated net sales in the second quarter of fiscal 2010 and 22% of our consolidated net trade accounts receivable at November 28, 2009.  As a result, Asia’s results of operations may be materially and adversely affected by market conditions in the automotive industry. Automotive production and sales are cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Any significant economic decline that results in a reduction in automotive production and sales by Asia’s customers could have a material adverse effect on Merix’ business, results of operations and financial condition.

During the last twelve months we experienced significant decreases in demand from our automotive customers who have been affected by the significant economic difficulties facing the automotive industry.  Recent public bankruptcies and liquidity concerns of certain companies in the automotive supply chain could impact our future demand levels and the collectibility of outstanding receivables and consigned inventory with this customer base. A prolonged downturn or the failure of one or more of our automotive customers could result in the impairment of assets invested in this end market, including our Huizhou, China facility, which is heavily reliant on the automotive industry for sales of its products.

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

Due to the global economic downturn, the Company has made substantial reductions-in-force, including a number of significant management and professional personnel.  In addition, on October 6, 2009, Merix announced that it had entered into a merger agreement to be acquired by Viasystems.  As a result of the announcement of the merger or its subsequent completion, certain significant management and professional personnel positions will either be terminated as part of synergy efforts or individuals may elect to terminate employment with the Company on their own accord. We do not anticipate the loss of any of the personnel will have a material impact on our operations and have attempted to mitigate the impact of the change in personnel.  However, there can be no assurance that these risks are fully mitigated.

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

Beginning in the latter half of the first quarter and continuing through the second quarter of fiscal 2010, we noted increasing demand for our products as customers began to rebuild inventory levels, which were severely curtailed in response to the deterioration in global economic conditions.  If we fail to recruit, train and retain sufficient staff to meet customer demand, particularly in the PRC, we may experience extended lead times leading to the loss of customer orders.  Conversely, if we restore manufacturing capacity and order levels do not remain stable or increase, our business, operating results and financial condition could be adversely impacted.

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

Failure to maintain good relations with a minority investor in our majority-owned China subsidiaries could materially adversely affect our ability to manage our Asian operations.

Currently, we have a PCB manufacturing plant in Huiyang and Huizhou, China that are each operated by a separate majority-owned joint venture subsidiary of Merix.  A minority investor owns a 5% interest in our subsidiary that operates the Huiyang plant.  The same minority investor owns a 15% in the Merix subsidiary that operates the Huizhou plant.  The minority investor owns the buildings of the Huizhou facility and it leases the premises to our subsidiary.  The minority interest investor is owned by the Chinese government and has close ties to local economic development and other Chinese government agencies.  In connection with the negotiation of its investments, the minority investor secured certain rights to be consulted and to consent to certain operating and investment matters concerning the plants and to be represented on the subsidiaries’ boards of directors overseeing these businesses.  Failure to maintain good relations with the minority investor in either Chinese subsidiary could materially adversely affect our ability to manage the operations of one or more of the plants.

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

Our Huizhou manufacturing facility is leased from a Chinese company under an operating lease that expires in 2010 and does not contain a lease renewal option. Although the landlord also has a minority interest in our subsidiary that operates the facility, this minority interest holder may choose to not renew our lease. We have renewed this lease in the past and in July 2009, the lessor indicated that it will extend the lease by one year, although no lease amendment has been finalized.  Failure to maintain good relations with this investor could materially adversely affect our ability to negotiate the renewal of our operating lease or to continue to operate the plant. In addition, the lease renewal allows early termination by either party, so failure to maintain good relations with this investor could materially impact our continued leasehold of the facility. Further, there are indications from governmental representatives that zoning in the city of Huizhou may change and impair our ability to seek an extension of the lease.  Additionally, changes in laws in China could impair the ability of the landlord to extend or renew the lease.

Our bank credit covenant that limits our incremental investment in Merix Asia may restrict our ability to adequately fund our Asian operations and our growth plans in Asia.

Merix has a bank credit agreement covenant that limits the incremental investment into Merix Asia to $40 million and provides that our investments cannot be made if a default exists under the credit agreement or the Excess Availability (defined in the credit agreement as a function of outstanding borrowings and available cash) is less than $20 million. As of November 28, 2009, we had advanced Asia approximately $0.4 million against the incremental investment limit. If our Asian operations at any time require an amount of cash greater than our available capital resources, or than is permitted to be advanced under applicable credit agreements, there is risk that we will not be able to fund our Asian operations or achieve our growth plans in Asia.

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

We have recently announced a merger agreement with Viasystems which requires the approval of our shareholders.  If the merger is not completed, our results of operations or stock price may be negatively impacted.

On October 6, 2009, we announced that we had entered into a merger agreement to be acquired by Viasystems.  The merger requires the approval of our shareholders and is expected to be complete in the third quarter of fiscal 2010.  However, if such approval is not obtained or the merger transaction is not completed for any other reason, our operations or stock price may be negatively impacted.  The impacts of a merger failure may include:

•	the required payment of a termination fee up to $3.9 million;

•	reduced net sales as a result of our customers’ response to the anticipated merger, or the failure to complete the merger transaction;

•	reduced operational efficiency resulting from diversion of management resources;

•	the requirement to replace employees that terminated employment in anticipation of the merger completion; or

•	a stock price decline due to shareholder and market perception of a merger failure.

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

As of November 28, 2009, we had total indebtedness of approximately $78 million, which represented approximately 57% of our total capitalization. We also have $49.8 million unused availability under a secured bank revolving line of credit that would increase our leverage if utilized.

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

Additionally, we are exposed to interest rate risk relating to our revolving credit facility which bears interest based, at our election, on either the prime rate or LIBOR plus an additional margin based on our use of the credit facility. At November 28, 2009, there was $2.8 million outstanding under the revolving line of credit.  When we utilize our revolving credit facility to meet our capital requirements, we are subject to market interest rate risk that could increase our interest expense beyond expected levels and decrease our profitability.

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

As of November 28, 2009, our consolidated balance sheet reflected $17.3 million of goodwill and intangible assets. We periodically evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill and intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and intangible assets, which could adversely affect our results during the periods in which such a reduction is recognized. Our goodwill and intangible assets may increase in future periods if we consummate other acquisitions. Amortization or impairment of these additional intangibles would, in turn, adversely affect our earnings.

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

We have previously identified a material weakness in controls over financial reporting for our Asia operations and determined that this material weakness was remediated as of May 30, 2009.  We may, in the future, identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting. Material weaknesses in our internal control over financial reporting may cause investors to lose confidence in us, which could have an adverse effect on our business and stock price.

Our failure to comply with environmental laws could adversely affect our business.

Our operations are regulated under a number of federal, state and municipal environmental and safety laws and regulations including laws in the U.S. and the PRC that govern, among other things, the discharge of hazardous and other materials into the air and water, as well as the handling, storage, labeling, and disposal of such materials. When violations of environmental laws occur, we can be held liable for damages, penalties and costs of investigation and remedial actions. Violations of environmental laws and regulations may occur as a result of our failure to have necessary permits, human error, equipment failure or other causes. Moreover, in connection with the acquisitions of our San Jose, California and Asia facilities, we may be liable for any violations of environmental and safety laws at those facilities by prior owners. If we violate environmental laws, we may be held liable for damages and the costs of investigations and remedial actions and may be subject to fines and penalties, and revocation of permits necessary to conduct our business. Any permit revocations could require us to cease or limit production at one or more of our facilities, and harm our business, results of operations and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend. Our failure to comply with applicable environmental laws and regulations could limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations. In the future, environmental laws may become more stringent, imposing greater compliance costs and increasing risks and penalties associated with violations. We operate in environmentally sensitive locations and we are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, permitting requirements and material storage, handling or disposal might require a high level of unplanned capital investment, operating expenses or, depending on the severity of the impact of the foregoing factors, costly plant relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may harm our business, results of operations and financial condition.

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

We may, in the future, sell additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to raise capital. We may also issue additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to finance future acquisitions. Further, a substantial number of shares of our common stock are reserved for issuance pursuant to stock options. As of November 28, 2009, we had approximately 4.1 million outstanding options, each to purchase one share of our common stock, issued to employees, officers and directors under our equity incentive plans. The options have exercise prices ranging from $1.60 per share to $67.06 per share. In October 2009, our shareholders approved a new equity compensation plan and the availability of three million shares to grant stock options or restricted stock awards.  Currently outstanding options, as well as any issued in the future, could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options was exercised and the stock issued was immediately sold into the public market. Further, the exercise of these options could have a dilutive impact on other shareholders by decreasing their ownership percentage of our outstanding common stock. If we attempt to raise additional capital through the issuance of equity or convertible debt securities, the terms upon which we will be able to obtain additional equity capital, if at all, may be negatively affected since the holders of outstanding options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such options.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the second quarter of fiscal 2010:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
August 30, 2009 to October 3, 2009	342	$2.18	-	-
October 4, 2009 to October 31, 2009	-	-	-	-
November 1, 2009 to November 28, 2009	280	1.88	-	-
Total	622	$2.04	-	-

Purchases during the second quarter of fiscal 2010 represented shares purchased by the Company from employees from which the proceeds are remitted to pay the employees’ withholding taxes due at the time the employees’ restricted stock awards vest under our equity-based compensation plans.

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
+ furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIX CORPORATION

Dated:  January 4, 2010                                                       /s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ KELLY E. LANG
Kelly E. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ALLEN L. MUHICH
Allen L. Muhich
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)