Form 10-Q/A
period 2009-11-28
MERIX CORP
filed 2010-01-13
CIK 921365

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q for  the fiscal quarter ended November 28, 2009 of Merix Corporation (the "Company"), which was originally filed with the Securities and Exchange Commission on January 5, 2009 (the "Original Quarterly Report").  This Amendment amends the disclosure in Part II, Item 4, “Submissions of Matters to a Vote of Security Holders” of the Original Quarterly Report to include the required disclosure regarding the Company’s results of its Annual Meeting of Shareholders held on October 7, 2009.

Additionally, Item 5 of Part II has been amended to reference shareholder approval of the Merix 2009 Equity Incentive Plan.  Item 6 of Part II has been amended to include Exhibit 10.1 which was inadvertently omitted in the Original Quarterly Report.

Except as set forth above, this Amendment does not modify or update any other disclosures presented in the Original Quarterly Report.  Except as specifically set forth herein, this Amendment does not reflect events occurring after the filing of the Original Quarterly Report or modify or update those disclosures, including exhibits to the Original Quarterly Report affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

PART II – OTHER INFORMATION

Item 4.                      Submission of Matters to a Vote of Security Holders

The following actions were taken at our annual meeting of shareholders, which was held on October 7, 2009:

1.	The shareholders elected the eight nominees for director to our Board of Directors. The eight directors elected, along with the voting results were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
William C. McCormick	18,027,773	760,647
Michael D. Burger	17,996,257	792,163
Kirby A. Dyess	17,919,436	868,984
Donald D. Jobe	18,136,555	651,865
George H. Kerckhove	18,166,182	622,238
Dr. William W. Lattin	18,013,028	775,392
Francis Yuen Kin Pheng	18,077,582	710,838
Robert C. Strandberg	18,221,932	566,488

2.	The shareholders approved the Merix Corporation 2009 Equity Incentive Plan (the "2009 Plan") as follows:
No. of Shares Voting For	No. of Shares Voting Against	No. of Shares Abstaining	No. of Broker Non-Votes
10,891,859	2,655,448	40,408	5,200,705

Item 5. Other Information

As described above in Item 4 of Part II, our shareholders approved the 2009 Plan at our annual meeting of shareholders on October 7, 2009 and the 2009 Plan became effective on that date.  A copy of the 2009 Plan is filed as an exhibit to this report.

Item 6.                      Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:
10.1	Merix Corporation 2009 Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIX CORPORATION

Dated:  January 13, 2010                                                     /s/ KELLY E. LANG
Kelly E. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT 10.1

MERIX CORPORATION

2009 EQUITY INCENTIVE PLAN

On August 14, 2009, the Board adopted this Merix Corporation 2009 Equity Incentive Plan, which shall become effective upon its approval by the Company’s shareholders.  If this Plan is approved by the Company’s shareholders, the Plan will immediately supersede the Merix Corporation 2006 Equity Incentive Plan and the Merix Corporation 2000 Nonqualified Stock Option Plan (the “Prior Plans”) such that no further awards shall be made under the Prior Plans.  If the Company’s shareholders do not approve this Plan, no Awards will be made under this Plan and the Prior Plans will continue in effect in accordance with the their terms.

 SECTION 1.    PURPOSE

The purpose of the Merix Corporation 2009 Equity Incentive Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its Related Companies by providing them the opportunity to acquire a proprietary interest in the Company and to align their interests and efforts to the long-term interests of the Company’s shareholders.

 SECTION 2.    DEFINITIONS

Certain capitalized terms used in the Plan have the meanings set forth in Appendix A.

 SECTION 3.    ADMINISTRATION

3.1           Administration of the Plan

The Plan shall be administered by the Board, and the Board may delegate this authority to the Human Resources and Compensation Committee or another committee of the Board. In selecting the members of any such committee to administer the Plan with respect to Participants subject or likely to become subject to Section 16 of the Exchange Act, the Board shall consider the provisions of Section 16 of the Exchange Act and Section 162(m) of the Code, and whether each such member is a “non-employee director” within the meaning of Rule 16b-3(b)(3) promulgated under the Exchange Act, or any successor definition adopted by the Securities and Exchange Commission, and an “outside director” within the meaning of Section 162(m) of the Code, or any successor provision thereto. Notwithstanding the foregoing, the Board may delegate responsibility for administering the Plan with respect to designated classes of Eligible Persons to different committees consisting of one or more members of the Board, subject to such limitations as the Board deems appropriate, except with respect to Awards to Participants who are subject to Section 16 of the Exchange Act or Awards granted pursuant to Section 16 of the Plan. Members of any committee shall serve for such term as the Board may determine, subject to removal by the Board at any time. To the extent consistent with applicable law, the Board or the Human Resources and Compensation Committee may authorize one or more officers of the Company to grant Awards to designated classes of Eligible Persons, within limits specifically prescribed by the Board or the Human Resources and Compensation Committee; provided, however, that no such officer shall have or obtain authority to grant Awards to himself or herself or to any person subject to Section 16 of the Exchange Act or Section 162(m) of the Code and no discretionary Award shall be granted to a non-employee director of the Company unless such Award is approved (i) by a committee of the Board comprised solely of ‘independent directors” (within the meaning of the independence standards of the NASDAQ Stock Market or other primary exchange for the Company’s common stock), or (ii) with the affirmative votes of a majority of the independent directors, if approved by the Board . All references in the Plan to the “Committee” shall be, as applicable, to the Human Resources and Compensation Committee or any other committee or any officer to whom the Board or the Human Resources and Compensation Committee has delegated authority to administer the Plan.

3.2           Administration and Interpretation by Committee

(a) Except for the terms and conditions explicitly set forth in the Plan and to the extent permitted by applicable law, the Committee shall have full power and exclusive authority, subject to such orders or resolutions not inconsistent with the provisions of the Plan as may from time to time be adopted by the Board or a Committee composed of members of the Board, to (i) select the Eligible Persons to whom Awards may from time to time be granted under the Plan; (ii) determine the type or types of Award to be granted to each Participant under the Plan; (iii) determine the number of shares of Common Stock to be covered by each Award granted under the Plan; (iv) determine the terms and conditions of any Award granted under the Plan (including, without limitation, whether an Award shall be subject to Section 16 or any other performance condition); (v) approve the forms of notice or agreement for use under the Plan; (vi) determine whether, to what extent and under what circumstances Awards may be settled in cash, shares of Common Stock or other property, or canceled or suspended; (vii) determine whether, to what extent and under what circumstances cash, shares of Common Stock, other property and other amounts payable with respect to an Award shall be deferred either automatically or at the election of the Participant; (viii) interpret and administer the Plan and any instrument evidencing an Award, notice or agreement executed or entered into under the Plan; (ix) establish such rules and regulations as it shall deem appropriate for the proper administration of the Plan; (x) delegate ministerial duties to such of the Company’s employees as it so determines; and (xi) make any other determination and take any other action that the Committee deems necessary or desirable for administration of the Plan.

(b) In no event, however, shall the Committee have the right, without shareholder approval, to (i) cancel or amend outstanding Options or SARs for the purpose of repricing, replacing or regranting such Options or SARs with Options or SARs that have a purchase or grant price that is less than the purchase or grant price of the original Options or SARs except in connection with adjustments provided in Section 15, or (ii) issue an Option or amend an outstanding Option to provide for the grant or issuance of a new Option on exercise of the original Option.

(c) The effect on the vesting of an Award of a Company-approved leave of absence or a Participant’s working less than full time shall be determined by the Company’s chief human resources officer or other person performing that function or, with respect to persons subject to Section 16 of the Exchange Act or Section 162(m) of the Code, by the Human Resources and Compensation Committee, whose determination shall be final.

(d) Decisions of the Committee shall be final, conclusive and binding on all persons, including the Company, any Participant, any shareholder and any Eligible Person.

SECTION 4.    SHARES SUBJECT TO THE PLAN

4.1           Authorized Number of Shares

Subject to adjustment from time to time as provided in Section 15.1, the number of shares of Common Stock available for issuance under the Plan shall be:

(a) 3,000,000 shares; plus

(b) any shares subject to outstanding awards under the Company’s 2006 Equity Incentive Plan (and its predecessor, the Company’s 1994 Stock Incentive Plan) and the Company’s 2000 Nonqualified Stock Option Plan on the Effective Date that cease to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in shares); up to an aggregate maximum of 2,789,931 shares, subject to adjustment from time to time as provided in Section 15.1.

Shares issued under the Plan shall be drawn from authorized and unissued shares.

4.2           Share Usage

(a) Shares of Common Stock covered by an Award shall not be counted as used unless and until they are actually issued and delivered to a Participant. If any Award lapses, expires, terminates or is canceled prior to the issuance of shares thereunder, or if shares of Common Stock are issued under the Plan to a Participant and thereafter are forfeited to or otherwise reacquired by the Company, the shares subject to such Awards and the forfeited or reacquired shares shall again be available for issuance under the Plan. Any shares of Common Stock (i) tendered by a Participant or retained by the Company as full or partial payment to the Company for the purchase price of an Award or to satisfy tax withholding obligations in connection with an Award, or (ii) covered by an Award that is settled in cash, or in a manner such that some or all of the shares of Common Stock covered by the Award are not issued, shall be available for Awards under the Plan. The number of shares of Common Stock available for issuance under the Plan shall not be reduced to reflect any dividends or dividend equivalents that are reinvested into additional shares of Common Stock or credited as additional shares of Common Stock subject to, or paid with respect to, an Award.

(b) The Committee shall also, without limitation, have the authority to grant Awards as an alternative to, or as the form of payment for grants or rights earned or due under, other compensation plans or arrangements of the Company.

(c) Notwithstanding anything in the Plan to the contrary, the Committee may grant Substitute Awards under the Plan. Substitute Awards shall not reduce the number of shares authorized for issuance under the Plan. In the event that an Acquired Entity has shares available for awards or grants under one or more preexisting plans not adopted in contemplation of such acquisition or combination, then, to the extent determined by the Board or the Human Resources and Compensation Committee, the shares available for grant pursuant to the terms of such preexisting plan (as adjusted, to the extent appropriate, using the exchange ratio or other adjustment or valuation ratio or formula used in such acquisition or combination to determine the consideration payable to holders of common stock of the entities that are parties to such acquisition or combination) may be used for Awards under the Plan and shall not reduce the number of shares of Common Stock authorized for issuance under the Plan; provided, however, that Awards using such available shares shall not be made after the date awards or grants could have been made under the terms of such preexisting plans, absent the acquisition or combination, and shall only be made to individuals who were not employees or directors of the Company or a Related Company prior to such acquisition or combination. In the event that a written agreement between the Company and an Acquired Entity pursuant to which a merger, consolidation or statutory share exchange is completed is approved by the Board, and said agreement sets forth the terms and conditions of the substitution for or assumption of outstanding awards of the Acquired Entity, said terms and conditions shall be deemed to be the action of the Committee without any further action by the Committee, except as may be required for compliance with Rule 16b-3 under the Exchange Act, and the persons holding such awards shall be deemed to be Participants.

(d) Notwithstanding the other provisions in this Section 4.2, the maximum number of shares that may be issued upon the exercise of Incentive Stock Options shall equal the aggregate share number stated in Section 4.1, subject to adjustment as provided in Section 15.1.

4.3           Limitations

        Except for a number of Awards equal to 5% of the aggregate number of shares specified in Section 4.1 and subject to adjustment as provided in Section 15.1, all Awards (other than Awards of Options and Stock Appreciation Rights) shall be made subject to a minimum vesting period at the Committee’s discretion of either (i) a ratable three year period from the Grant Date, over which the Award vests periodically based primarily on continuous service to the Company or a Related Company or (ii) one year from the Grant Date for an Award that vests based primarily upon the accomplishment of performance goals; provided, however, that the Committee may waive such vesting restrictions (at the time of grant of the Award or later) in the event of the participant’s death, Disability or Retirement, or a Company Transaction, sale, merger, consolidation, reorganization, liquidation, dissolution or change of control of the Company.

SECTION 5. ELIGIBILITY

An Award may be granted to any employee, officer or director of the Company or a Related Company whom the Committee from time to time selects. An Award may also be granted to any consultant, agent, advisor or independent contractor for bona fide services rendered to the Company or any Related Company that (a) are not in connection with the offer and sale of the Company’s securities in a capital-raising transaction and (b) do not directly or indirectly promote or maintain a market for the Company’s securities.

SECTION 6.    AWARDS

6.1           Form, Grant and Settlement of Awards

The Committee shall have the authority, in its sole discretion, to determine the type or types of Awards to be granted under the Plan. Such Awards may be granted either alone or in addition to or in tandem with any other type of Award. Any Award settlement may be subject to such conditions, restrictions and contingencies as the Committee shall determine.

6.2           Evidence of Awards

Awards granted under the Plan shall be evidenced by a written notice or agreement, which may be electronic or in paper, that shall contain such terms, conditions, limitations and restrictions as the Committee shall deem advisable and that are not inconsistent with the Plan.

6.3           Deferrals

The Committee may permit or require a Participant to defer receipt of the payment of any Award. If any such deferral election is permitted or required, the Committee, in its sole discretion, shall establish rules and procedures for such payment deferrals, which may include the grant of additional Awards or provisions for the payment or crediting of interest or dividend equivalents, including converting such credits to deferred stock unit equivalents.

6.4           Dividends and Distributions

Participants may, if the Committee so determines, be credited with dividends paid with respect to shares of Common Stock underlying an Award in a manner determined by the Committee in its sole discretion. The Committee may apply any restrictions to the dividends or dividend equivalents that the Committee deems appropriate. The Committee, in its sole discretion, may determine the form of payment of dividends or dividend equivalents, including cash, shares of Common Stock, Restricted Stock or Stock Units.

SECTION 7.    OPTIONS

7.1           Grant of Options

The Committee may grant Options designated as Incentive Stock Options or Nonqualified Stock Options.

7.2           Option Exercise Price

The exercise price for shares purchased under an Option shall be as determined by the Committee, but shall not be less than 100% of the Fair Market Value on the Grant Date, except in the case of Substitute Awards.

7.3           Term of Options

Subject to earlier termination in accordance with the terms of the Plan and the instrument evidencing the Option, the maximum term of an Option shall be as established for that Option by the Committee or, if not so established, shall be ten years from the Grant Date.

7.4           Exercise of Options

The Committee shall establish and set forth in each instrument that evidences an Option the time at (and the conditions under) which, or the installments in which, the Option shall vest and become exercisable, any of which provisions may be waived or modified by the Committee at any time. To the extent an Option has vested and become exercisable, the Option may be exercised in whole, or from time to time in part, by delivery to, or as directed or approved by, the Company of a properly executed stock option exercise agreement or notice, in a form and in accordance with procedures established by the Committee, setting forth the number of shares with respect to which the Option is being exercised, the restrictions imposed on the shares purchased under such exercise agreement, if any, and such representations and agreements as may be required by the Committee, accompanied by payment in full as described in Sections 7.5 and 13. An Option may be exercised only for whole shares and may not be exercised for fewer than a reasonable number of shares at any one time, as determined by the Committee.

7.5           Payment of Exercise Price

The exercise price for shares purchased under an Option shall be paid in full to the Company by delivery of consideration equal to the product of the Option exercise price and the number of shares purchased. Such consideration must be paid before the Company will issue the shares being purchased and must be in a form or a combination of forms acceptable to the Committee for that purchase (and, in the case of Incentive Stock Options , set forth in the instrument evidencing the Option), which forms may include:

(a) cash, check or wire transfer;

(b) tendering (either actually or, so long as the Common Stock is registered under Section 12(b) or 12(g) of the Exchange Act, by attestation) shares of Common Stock that have an aggregate Fair Market Value equal to the aggregate exercise price of the shares being purchased under the Option owned by the Participant for at least six months (or any other period necessary to avoid adverse accounting consequences to the Company);

(c) so long as the Common Stock is registered under Section 12(b) or 12(g) of the Exchange Act, and to the extent permitted by law, delivery of a properly executed exercise notice, together with irrevocable instructions to a brokerage firm to deliver promptly to the Company the aggregate amount of proceeds to pay the Option exercise price and any withholding tax obligations that may arise in connection with the exercise, all in accordance with the regulations of the Federal Reserve Board; or

(d) such other consideration as the Committee may permit.

7.6           Effect of Termination of Service

The Committee shall establish and set forth in each instrument that evidences an Option whether the Option shall continue to be exercisable, and the terms and conditions of such exercise, after a Termination of Service, any of which provisions may be waived or modified by the Committee at any time.

SECTION 8.    INCENTIVE STOCK OPTION LIMITATIONS

Notwithstanding any other provisions of the Plan, the terms and conditions of any Incentive Stock Options shall in addition comply in all respects with Section 422 of the Code, or any successor provision, and any applicable regulations thereunder.

SECTION 9.    STOCK APPRECIATION RIGHTS

9.1           Grant of Stock Appreciation Rights

The Committee may grant Stock Appreciation Rights to Participants at any time on such terms and conditions as the Committee shall determine in its sole discretion. An SAR may be granted in tandem with an Option or alone (“freestanding”). The grant price of a tandem SAR shall be equal to the exercise price of the related Option. The grant price of a freestanding SAR shall be established in accordance with procedures for Options set forth in Section 7.2. An SAR may be exercised upon such terms and conditions and for the term as the Committee determines in its sole discretion; provided, however, that, subject to earlier termination in accordance with the terms of the Plan and the instrument evidencing the SAR, the term of a freestanding SAR shall be as established for that SAR by the Committee or, if not so established, shall be ten years, and in the case of a tandem SAR, (a) the term shall not exceed the term of the related Option and (b) the tandem SAR may be exercised for all or part of the shares subject to the related Option upon the surrender of the right to exercise the equivalent portion of the related Option, except that the tandem SAR may be exercised only with respect to the shares for which its related Option is then exercisable.

9.2           Payment of SAR Amount

Upon the exercise of an SAR, a Participant shall be entitled to receive payment in an amount determined by multiplying (a) the difference between the Fair Market Value of the Common Stock on the date of exercise over the grant price of the SAR by (b) the number of shares with respect to which the SAR is exercised. At the discretion of the Committee as set forth in the instrument evidencing the Award, the payment upon exercise of an SAR may be in cash, in shares, in some combination thereof or in any other manner approved by the Committee in its sole discretion.

SECTION 10.    STOCK AWARDS, RESTRICTED STOCK AND STOCK UNITS

10.1           Grant of Stock Awards, Restricted Stock and Stock Units

Subject to Section 4.3 hereof, the Committee may grant Stock Awards, Restricted Stock and Stock Units on such terms and conditions and subject to such repurchase or forfeiture restrictions, if any, which may be based on continuous service with the Company or a Related Company or the achievement of any performance goals, as the Committee shall determine in its sole discretion, which terms, conditions and restrictions shall be set forth in the instrument evidencing the Award.

10.2           Vesting of Restricted Stock and Stock Units

Subject to Section 4.3 hereof, upon the satisfaction of any terms, conditions and restrictions prescribed with respect to Restricted Stock or Stock Units, or upon a Participant’s release from any terms, conditions and restrictions of Restricted Stock or Stock Units, as determined by the Committee, and subject to the provisions of Section 13, (a) the shares of Restricted Stock covered by each Award of Restricted Stock shall become freely transferable by the Participant, and (b) Stock Units shall be paid in shares of Common Stock or, if set forth in the instrument evidencing the Awards, in cash or a combination of cash and shares of Common Stock. Any fractional shares subject to such Awards shall be paid to the Participant in cash.

SECTION 11.    PERFORMANCE AWARDS

11.1           Performance Shares

Subject to Section 4.3 hereof, the Committee may grant Awards of Performance Shares, designate the Participants to whom Performance Shares are to be awarded, and determine the number of Performance Shares and the terms and conditions of each such Award. Performance Shares shall consist of a unit valued by reference to a designated number of shares of Common Stock, the value of which may be paid to the Participant by delivery of shares of Common Stock or, if set forth in the instrument evidencing the Award, of such property as the Committee shall determine, including, without limitation, cash, shares of Common Stock, other property, or any combination thereof, upon the attainment of performance goals, as established by the Committee, and other terms and conditions specified by the Committee. Notwithstanding the foregoing, the amount to be paid under an Award of Performance Shares may be adjusted on the basis of such further consideration as the Committee shall determine in its sole discretion.

11.2           Performance Units

Subject to Section 4.3 hereof, the Committee may grant Awards of Performance Units, designate the Participants to whom Performance Units are to be awarded, and determine the number of Performance Units and the terms and conditions of each such Award. Performance Units shall consist of a unit valued by reference to a designated amount of property other than shares of Common Stock, which value may be paid to the Participant by delivery of such property as the Committee shall determine, including, without limitation, cash, shares of Common Stock, other property, or any combination thereof, upon the attainment of performance goals, as established by the Committee, and other terms and conditions specified by the Committee. Notwithstanding the foregoing, the amount to be paid under an Award of Performance Units may be adjusted on the basis of such further consideration as the Committee shall determine in its sole discretion.

SECTION 12.    OTHER STOCK OR CASH-BASED AWARDS

Subject to the terms of the Plan and such other terms and conditions as the Committee deems appropriate, the Committee may grant other incentives payable in cash or in shares of Common Stock under the Plan. Notwithstanding any other provisions of the Plan to the contrary but subject to Section 4.3, any other incentives payable in shares of Common Stock granted pursuant to this Section 12 shall be subject to forfeiture restrictions to be determined by the Committee.

SECTION 13.    WITHHOLDING

The Company may require the Participant to pay to the Company the amount of (a) any taxes or other required deductions that the Company is required by applicable federal, state, local or foreign law to withhold, deduct or otherwise pay with respect to the grant, vesting or exercise of an Award (“tax withholding obligations”) and (b) any amounts due from the Participant to the Company or to any Related Company (“other obligations”). The Company shall not be required to issue any shares of Common Stock or otherwise settle an Award under the Plan until such tax withholding obligations and other obligations are satisfied.

The Committee may permit or require a Participant to satisfy all or part of the Participant’s tax withholding obligations and other obligations by (a) paying cash to the Company, (b) having the Company withhold an amount from any cash amounts otherwise due or to become due from the Company to the Participant, (c) having the Company withhold a number of shares of Common Stock that would otherwise be issued to the Participant (or become vested, in the case of Restricted Stock) having a Fair Market Value equal to the tax withholding obligations and other obligations, or (d) surrendering a number of shares of Common Stock the Participant already owns having a value equal to the tax withholding obligations and other obligations. Unless otherwise determined appropriate by the Company, the value of the shares so withheld may not exceed the employer’s minimum required tax withholding rate, and the value of the shares so tendered may not exceed such rate to the extent the Participant has owned the tendered shares for fewer than six months, if such limitations are necessary to avoid adverse accounting consequences to the Company.

SECTION 14.    ASSIGNABILITY

No Award or interest in an Award may be sold, assigned, pledged (as collateral for a loan or as security for the performance of an obligation or for any other purpose) or transferred by a Participant or made subject to attachment or similar proceedings otherwise than by will or by the applicable laws of descent and distribution, except to the extent the Participant designates one or more beneficiaries on a Company-approved form who may exercise the Award or receive payment under the Award after the Participant’s death. During a Participant’s lifetime, an Award may be exercised only by the Participant. Notwithstanding the foregoing, the Committee, in its sole discretion, may permit a Participant to assign or transfer an Award (other than an Incentive Stock Option) subject to such terms and conditions as the Committee shall specify.

SECTION 15.    ADJUSTMENTS

15.1           Adjustment of Shares

In the event, at any time or from time to time, a stock dividend, stock split, spin-off, combination or exchange of shares, recapitalization, merger, consolidation, distribution to shareholders other than a normal cash dividend, or other change in the Company’s corporate or capital structure results in (a) the outstanding shares of Common Stock, or any securities exchanged therefor or received in their place, being exchanged for a different number or kind of securities of the Company or (b) new, different or additional securities of the Company or any other company being received by the holders of shares of Common Stock, then the Committee shall make proportional adjustments in (i) the maximum number and kind of securities available for issuance under the Plan; (ii) the maximum number and kind of securities issuable as Incentive Stock Options as set forth in Section 4.2; and (iii) the number and kind of securities that are subject to any outstanding Award and the per share price of such securities, without any change in the aggregate price to be paid therefor. The determination by the Committee as to the terms of any of the foregoing adjustments shall be conclusive and binding.

Notwithstanding the foregoing, the issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, for cash or property, or for labor or services rendered, either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to, outstanding Awards. Also notwithstanding the foregoing, a dissolution or liquidation of the Company or a Company Transaction shall not be governed by this Section 15.1 but shall be governed by Sections 15.2 and 15.3, respectively.

15.2           Dissolution or Liquidation

To the extent not previously exercised or settled, and unless otherwise determined by the Committee in its sole discretion, Awards shall terminate immediately prior to the dissolution or liquidation of the Company. To the extent a vesting condition, forfeiture provision or repurchase right applicable to an Award has not been waived by the Committee, the Award shall be forfeited immediately prior to the consummation of the dissolution or liquidation.

15.3           Company Transaction

Notwithstanding any other provision of the Plan to the contrary, unless the Committee shall determine otherwise at the time of grant with respect to a particular Award, in the event of a Company Transaction that is not a Related Party Transaction:

(i) All outstanding Awards, other than Performance Shares and Performance Units, shall be converted, assumed or replaced by the Successor Company or shall become fully and immediately exercisable, and all applicable restriction limitations or forfeiture provisions shall lapse, immediately prior to the Company Transaction and shall terminate effective at the effective time of the Company Transaction, if and to the extent such Awards are not converted, assumed or replaced by the Successor Company.

For the purposes of this Section 15.3.1, an Award shall be considered converted, assumed or replaced by the Successor Company if following the Company Transaction the option or right confers the right to purchase or receive, for each share of Common Stock subject to the Award immediately prior to the Company Transaction, the consideration (whether stock, cash or other securities or property) received in the Company Transaction by holders of Common Stock for each share held on the effective date of the transaction (and if holders were offered a choice of consideration, the type of consideration chosen by the holders of a majority of the outstanding shares); provided, however, that if such consideration received in the Company Transaction is not solely common stock of the Successor Company, the Committee may, with the consent of the Successor Company, provide for the consideration to be received upon the exercise of the Option, for each share of Common Stock subject thereto, to be solely common stock of the Successor Company substantially equal in fair market value to the per share consideration received by holders of Common Stock in the Company Transaction. The determination of such substantial equality of value of consideration shall be made by the Committee, and its determination shall be conclusive and binding.

(ii) All Performance Shares or Performance Units earned and outstanding as of the date the Company Transaction is determined to have occurred shall be payable in full at the target level in accordance with the payout schedule pursuant to the Award agreement. Any remaining Performance Shares or Performance Units (including any applicable performance period) for which the payout level has not been determined shall be prorated at the target payout level up to and including the date of such Company Transaction and shall be payable in full at the target level in accordance with the payout schedule pursuant to the Award agreement. Any existing deferrals or other restrictions not waived by the Committee in its sole discretion shall remain in effect.

(iii) Notwithstanding the foregoing, the Committee, in its sole discretion, may instead provide that a Participant’s outstanding Awards shall terminate upon or immediately prior to such Company Transaction and that such Participant shall receive, in exchange therefor, a cash payment equal to the amount (if any) by which (x) the value of the per share consideration received by holders of Common Stock in the Company Transaction, or, in the event the Company Transaction is one of the transactions listed under subsection (c) in the definition of Company Transaction or otherwise does not result in direct receipt of consideration by holders of Common Stock, the value of the deemed per share consideration received, in each case as determined by the Committee in its sole discretion, multiplied by the number of shares of Common Stock subject to such outstanding Awards (to the extent then vested and exercisable or whether or not then vested and exercisable, as determined by the Committee in its sole discretion) exceeds (y) if applicable, the respective aggregate exercise price or grant price for such Award.

15.4           Further Adjustment of Awards

Subject to Sections 15.2 and 15.3, the Committee shall have the discretion, exercisable at any time before a sale, merger, consolidation, reorganization, liquidation, dissolution or change in control of the Company, as defined by the Committee, to take such further action as it determines necessary or advisable with respect to Awards. Such authorized action may include (but shall not be limited to) establishing, amending or waiving the type, terms, conditions or duration of, or restrictions on, Awards so as to provide for earlier, later, extended or additional time for exercise, lifting restrictions and other modifications, and the Committee may take such actions with respect to all Participants, to certain categories of Participants or only to individual Participants. The Committee may take such action before or after granting Awards to which the action relates and before or after any public announcement with respect to such sale, merger, consolidation, reorganization, liquidation, dissolution or change in control that is the reason for such action.

15.5           No Limitations

The grant of Awards shall in no way affect the Company’s right to adjust, reclassify, reorganize or otherwise change its capital or business structure or to merge, consolidate, dissolve, liquidate or sell or transfer all or any part of its business or assets.

15.6           Fractional Shares

In the event of any adjustment in the number of shares covered by any Award, each such Award shall cover only the number of full shares resulting from such adjustment.

15.7           Section 409A of the Code

Notwithstanding anything in this Plan to the contrary, (a) any adjustments made pursuant to this Section 15 to Awards that are considered “deferred compensation” within the meaning of Section 409A of the Code shall be made in compliance with the requirements of Section 409A of the Code; (b) any adjustments made pursuant to Section 15 to Awards that are not considered “deferred compensation” subject to Section 409A of the Code shall be made in such a manner as to ensure that after such adjustment the Awards either (i) continue not to be subject to Section 409A of the Code or (ii) comply with the requirements of Section 409A of the Code; and (c) in any event, the Committee shall not have the authority to make any adjustments pursuant to Section 15 to the extent the existence of such authority would cause an Award that is not intended to be subject to Section 409A of the Code at the time of grant to be subject thereto.

SECTION 16.    CODE SECTION 162(m) PROVISIONS

Notwithstanding any other provision of the Plan, if the Committee determines, at the time Awards are granted to a Participant who is, or is likely to be as of the end of the tax year in which the Company would claim a tax deduction in connection with such Award, a Covered Employee, then the Committee may provide that this Section 16 is applicable to such Award.  For the avoidance of doubt, the limit set forth in Section 16.3 shall, in all cases, apply to the grant of Options and SARs to Covered Employees.  Although not required in order to comply with the performance-based compensation exception under Section 162(m) of the Code, options and SARs may be made subject to the performance criteria set forth in Section 16.1 below.

16.1           Performance Criteria

If an Award is subject to this Section 16, then the lapsing of restrictions thereon and the distribution of cash, shares of Common Stock or other property pursuant thereto, as applicable, shall be subject to the achievement of one or more objective performance goals established by the Committee, which shall be based on the attainment of specified levels of one of or any combination of the following “performance criteria” as reported or calculated by the Company: cash flows (including, but not limited to, operating cash flow, free cash flow or cash flow return on capital); working capital; earnings before income taxes, depreciation and amortization; earnings per share; book value per share; operating income (including or excluding depreciation, amortization, extraordinary items, restructuring charges or other expenses); revenues; operating margins; return on assets; return on equity; debt; debt plus equity; market or economic value added; stock price appreciation; total shareholder return; cost control; strategic initiatives; market share; net income; return on invested capital; improvements in capital structure; customer satisfaction, employee satisfaction, services performance, cash management or asset management metrics (together, the “Performance Criteria”). Such performance goals may be stated in absolute terms or relative to comparison companies or indices to be achieved during a period of time. Performance goals may relate to the performance of the Company, any subsidiary, any portion of the business, product line or any combination, relative to a market index, a group of companies (or their subsidiaries, business units or product lines), or a combination, all as determined by the Committee. The Committee shall have absolute discretion to reduce the amount of the award payable to any Participant for any period below the maximum award determined based on the attainment of performance goals. The Committee may decide not to pay any such award to a participant for a period, based on such criteria, factors and measures as the Committee in its sole discretion may determine, including but not limited to individual performance and the financial and other performance of the Company, or a subsidiary or other business unit. Such performance goals shall be set by the Committee within the time period prescribed by, and shall otherwise comply with the requirements of, Section 162(m) of the Code, or any successor provision thereto, and the regulations thereunder.
16.2           Adjustment of Awards
Notwithstanding any provision of the Plan other than Section 15, with respect to any Award that is subject to this Section 16, the Committee may adjust downwards, but not upwards, the amount payable pursuant to such Award, and the Committee may not waive the achievement of the applicable performance goals except in the case of the death or disability of the Covered Employee.
16.3           Limitations
Subject to adjustment from time to time as provided in Section 15.1, no Covered Employee may be granted Options, SARs, and/or Awards (other than Performance Units) subject to this Section 16 in any calendar year period with respect to more than 500,000 shares of Common Stock for such Awards in the aggregate, except that the Company may make additional one-time grants of such Awards for up to 500,000 shares to newly hired individuals in the calendar year of hire, and the maximum dollar value payable with respect to Performance Units subject to this Section 16 granted to any Covered Employee in any one calendar year is $500,000.

The Committee shall have the power to impose such other restrictions on Awards subject to this Section 16 as it may deem necessary or appropriate to ensure that such Awards satisfy all requirements for “performance-based compensation” within the meaning of Section 162(m)(4)(C) of the Code, or any successor provision thereto.

SECTION 17.    AMENDMENT AND TERMINATION

17.1           Amendment, Suspension or Termination

The Board or the Human Resources and Compensation Committee may amend, suspend or terminate the Plan or any portion of the Plan at any time and in such respects as it shall deem advisable; provided, however, that, to the extent required by applicable law, regulation or stock exchange rule, shareholder approval shall be required for any amendment to the Plan; and provided, further, that any amendment that requires shareholder approval may be made only by the Board. Subject to Section 17.3, the Committee may amend the terms of any outstanding Award, prospectively or retroactively.

17.2           Term of the Plan

Unless sooner terminated as provided herein, the Plan shall terminate ten years from the Effective Date. After the Plan is terminated, no future Awards may be granted, but Awards previously granted shall remain outstanding in accordance with their applicable terms and conditions and the Plan’s terms and conditions. Notwithstanding the foregoing, no Incentive Stock Options may be granted more than ten years after the date this Plan was adopted by the Board.

17.3           Consent of Participant

The amendment, suspension or termination of the Plan or a portion thereof or the amendment of an outstanding Award shall not, without the Participant’s consent, materially adversely affect any rights under any Award theretofore granted to the Participant under the Plan unless such amendment, suspension or termination is necessary or desirable to comply with any applicable law, regulation or rule.  Notwithstanding the foregoing, any adjustments made pursuant to Section 15 shall not be subject to these restrictions.

SECTION 18.    GENERAL

18.1           No Individual Rights

No individual or Participant shall have any claim to be granted any Award under the Plan, and the Company has no obligation for uniformity of treatment of Participants under the Plan.

Furthermore, nothing in the Plan or any Award granted under the Plan shall be deemed to constitute an employment contract or confer or be deemed to confer on any Participant any right to continue in the employ of, or to continue any other relationship with, the Company or any Related Company or limit in any way the right of the Company or any Related Company to terminate a Participant’s employment or other relationship at any time, with or without cause.

18.2           Issuance of Shares

Notwithstanding any other provision of the Plan, the Company shall have no obligation to issue or deliver any shares of Common Stock under the Plan or make any other distribution of benefits under the Plan unless, in the opinion of the Company’s counsel, such issuance, delivery or distribution would comply with all applicable laws, regulations or rules (including, without limitation, the requirements of the Securities Act or the laws, regulations or rules of any state or foreign jurisdiction) and the applicable requirements of any securities exchange or similar entity.

The Company shall be under no obligation to any Participant to register for offering or resale or to qualify for exemption under the Securities Act, or to register or qualify under the laws, regulations or rules of any state or foreign jurisdiction, any shares of Common Stock, security or interest in a security paid or issued under, or created by, the Plan, or to continue in effect any such registrations or qualifications if made.

As a condition to the exercise of an Option or any other receipt of Common Stock pursuant to an Award under the Plan, the Company may require (a) the Participant to represent and warrant at the time of any such exercise or receipt that such shares are being purchased or received only for the Participant’s own account and without any present intention to sell or distribute such shares and (b) such other action or agreement by the Participant as may from time to time be necessary to comply with federal, state and foreign securities laws. At the option of the Company, a stop-transfer order against any such shares may be placed on the official stock books and records of the Company, and a legend indicating that such shares may not be pledged, sold or otherwise transferred, unless an opinion of counsel is provided (concurred in by counsel for the Company) stating that such transfer is not in violation of any applicable law, regulation or rule, may be stamped on stock certificates to ensure exemption from registration. The Committee may also require the Participant to execute and deliver to the Company a purchase agreement or such other agreement as may be in use by the Company at such time that describes certain terms and conditions applicable to the shares.

To the extent the Plan or any instrument evidencing an Award provides for issuance of stock certificates to reflect the issuance of shares of Common Stock, the issuance may be effected on a noncertificated basis, to the extent not prohibited by applicable laws, regulations or rules or the applicable rules of any stock exchange.

18.3           Indemnification

Each person who is or shall have been a member of the Board, or a committee appointed by the Board, or an officer of the Company to whom authority was delegated in accordance with Section 3, shall be indemnified and held harmless by the Company against and from any loss, cost, liability or expense that may be imposed upon or reasonably incurred by such person in connection with or resulting from any claim, action, suit or proceeding to which such person may be a party or in which such person may be involved by reason of any action taken or failure to act under the Plan and against and from any and all amounts paid by such person in settlement thereof, with the Company’s approval, or paid by such person in satisfaction of any judgment in any such claim, action, suit or proceeding against such person; provided, however, that such person shall give the Company an opportunity, at its own expense, to handle and defend the same before such person undertakes to handle and defend it on such person’s own behalf, unless such loss, cost, liability or expense is a result of such person’s own willful misconduct or except as expressly provided by statute.

The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which such person may be entitled under the Company’s certificate of incorporation or bylaws, as a matter of law, or otherwise, or of any power that the Company may have to indemnify or hold harmless.

18.4           No Rights as a Stockholder

Unless otherwise provided by the Committee or in the instrument evidencing the Award or in a written employment, services or other agreement, no Award, other than a Stock Award, shall entitle the Participant to any cash dividend, voting or other right of a shareholder unless and until the date of issuance under the Plan of the shares that are the subject of such Award.

18.5           Compliance With Laws and Regulations

In interpreting and applying the provisions of the Plan, any Option granted as an Incentive Stock Option pursuant to the Plan shall, to the extent permitted by law, be construed as an “incentive stock option” within the meaning of Section 422 of the Code.

18.6           Participants in Other Countries or Jurisdictions

Without amending the Plan, the Committee may grant Awards to Eligible Persons who are foreign nationals on such terms and conditions different from those specified in this Plan as may, in the judgment of the Committee, be necessary or desirable to foster and promote achievement of the purposes of the Plan, and shall have the authority to adopt such modifications, procedures, subplans and the like as may be necessary or desirable to comply with provisions of the laws, regulations  or rules of other countries or jurisdictions in which the Company or any Related Company may operate or have Eligible Persons or Participants to ensure the viability of the benefits from Awards granted to Participants located in such countries or jurisdictions, meet the requirements that permit the Plan to operate in a qualified or tax-efficient manner, comply with applicable foreign laws, regulations or rules, and meet the objectives of the Plan.

18.7           No Trust or Fund

The Plan is intended to constitute an “unfunded” plan. Nothing contained herein shall require the Company to segregate any monies or other property, or shares of Common Stock, or to create any trusts, or to make any special deposits for any immediate or deferred amounts payable to any Participant, and no Participant shall have any rights that are greater than those of a general unsecured creditor of the Company.

18.8           Successors

All obligations of the Company under the Plan with respect to Awards shall be binding on any successor to the Company, whether the existence of such successor is the result of a direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all the business and/or assets of the Company.

18.9           Severability

If any provision of the Plan or any Award is determined to be invalid, illegal or unenforceable in any jurisdiction, or as to any person, or would disqualify the Plan or any Award under any law, regulation or rule deemed applicable by the Committee, such provision shall be construed or deemed amended to conform to applicable laws, regulations or rules or, if it cannot be so construed or deemed amended without, in the Committee’s determination, materially altering the intent of the Plan or the Award, such provision shall be stricken as to such jurisdiction, person or Award, and the remainder of the Plan and any such Award shall remain in full force and effect.

18.10           Choice of Law

The Plan, all Awards granted thereunder and all determinations made and actions taken pursuant hereto, to the extent not otherwise governed by the laws of the United States, shall be governed by the laws of the State of Oregon without giving effect to principles of conflicts of law.

18.11           Legal Requirements

The granting of Awards and the issuance of shares of Common Stock under the Plan are subject to all applicable laws, rules and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.

SECTION 19.    EFFECTIVE DATE

The effective date (the “Effective Date”) is the date on which the Plan is approved by the shareholders of the Company.

DEFINITIONS

As used in the Plan,

“Acquired Entity” means any entity acquired by the Company or a Related Company or with which the Company or a Related Company merges or combines.

“Award” means any Option, Stock Appreciation Right, Stock Award, Restricted Stock, Stock Unit, Performance Share, Performance Unit, cash-based award or other incentive payable in cash or in shares of Common Stock as may be designated by the Committee from time to time.

“Board” means the Board of Directors of the Company.

“Code” means the Internal Revenue Code of 1986, as amended from time to time.

“Committee” has the meaning set forth in Section 3.1.

“Common Stock” means the common stock, no par value, of the Company.

“Company” means Merix Corporation, an Oregon corporation.

“Company Transaction,” unless otherwise defined in the instrument evidencing the Award or in a written employment, services or other agreement between the Participant and the Company or a Related Company, means consummation of:

(a) a merger or consolidation of the Company with or into any other company or other entity;

(b) a statutory share exchange pursuant to which the Company’s outstanding shares are acquired or a sale in one transaction or a series of transactions undertaken with a common purpose of all of the Company’s outstanding voting securities;

(c) a sale, lease, exchange or other transfer in one transaction or a series of related transactions undertaken with a common purpose of all or substantially all of the Company’s assets.

(d) an acquisition by any Entity of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 30% or more of either (1) the then outstanding shares of common stock of the Company (the “Outstanding Company Common Stock”) or (2) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”), excluding, however, the following: (i) any acquisition directly from the Company, other than an acquisition by virtue of the exercise of a conversion privilege where the security being so converted was not acquired directly from the Company by the party exercising the conversion privilege, (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any Related Company, or (iv) a Related Party Transaction; or

(e) a change in the composition of the Board during any two-year period such that the individuals who, as of the beginning of such two-year period, constitute the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided, however, that for purposes of this definition, any individual who becomes a member of the Board subsequent to the beginning of the two-year period, whose election, or nomination for election by the Company’s shareholders, was approved by a vote of at least half of those individuals who are members of the Board and who were also members of the Incumbent Board (or deemed to be such pursuant to this proviso) shall be considered as though such individual were a member of the Incumbent Board; and provided further, however, that any such individual whose initial assumption of office occurs as a result of or in connection with an actual or threatened solicitation of proxies or consents by or on behalf of an Entity other than the Board shall not be considered a member of the Incumbent Board.

Where a series of transactions undertaken with a common purpose is deemed to be a Company Transaction, the date of such Company Transaction shall be the date on which the last of such transactions is consummated.

“Human Resources and Compensation Committee” means the Human Resources and Compensation Committee of the Board.

“Covered Employee” means a “covered employee” as that term is defined for purposes of Section 162(m)(3) of the Code or any successor provision.

“Disability,” unless otherwise defined by the Committee or in the instrument evidencing the Award or in a written employment, services or other agreement between the Participant and the Company or a Related Company, means a mental or physical impairment of the Participant that is expected to result in death or that has lasted or is expected to last for a continuous period of 12 months or more and that causes the Participant to be unable to perform his or her material duties for the Company or a Related Company and to be engaged in any substantial gainful activity, in each case as determined by the Company’s chief human resources officer or other person performing that function or, in the case of directors and executive officers, the Human Resources and Compensation Committee, whose determination shall be conclusive and binding.

“Effective Date” has the meaning set forth in Section 19.

“Eligible Person” means any person eligible to receive an Award as set forth in Section 5.

“Entity” means any individual, entity or group (within the meaning of Section 13(d)(3) of the Exchange Act).

“Exchange Act” means the Securities Exchange Act of 1934, as amended from time to time.

“Fair Market Value” means the average of the high and low trading prices for the Common Stock on any given date during regular trading or, if not trading on that date, such price on the last preceding date on which the Common Stock was traded, unless determined otherwise by the Committee using such methods or procedures as it may establish.

“Grant Date” means the later of (a) the date on which the Committee completes the corporate action authorizing the grant of an Award or such later date specified by the Committee or (b) the date on which all conditions precedent to an Award have been satisfied, provided that conditions to the exercisability or vesting of Awards shall not defer the Grant Date.

“Incentive Stock Option” means an Option granted with the intention that it qualify as an “incentive stock option” as that term is defined for purposes of Section 422 of the Code or any successor provision.

“Nonqualified Stock Option” means an Option other than an Incentive Stock Option.

“Option” means a right to purchase Common Stock granted under Section 7.

“Parent Company” means a company or other entity which as a result of a Company Transaction owns the Company or all or substantially all of the Company’s assets either directly or through one or more subsidiaries.

“Participant” means any Eligible Person to whom an Award is granted.

“Performance Award” means an Award of Performance Shares or Performance Units granted under Section 11.

“Performance Criteria” has the meaning set forth in Section 16.1.

“Performance Share” means an Award of units denominated in shares of Common Stock granted under Section 11.1.

“Performance Unit” means an Award of units denominated in cash or property other than shares of Common Stock granted under Section 11.2.

“Plan” means the Merix Corporation 2009 Equity Incentive Plan.

“Related Company” means any entity that is directly or indirectly controlled by, in control of or under common control with the Company.

“Related Party Transaction” means a Company Transaction pursuant to which:

(a) the Entities who are the beneficial owners of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Company Transaction will beneficially own, directly or indirectly, at least 50% of the outstanding shares of common stock, and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the Successor Company in substantially the same proportions as their ownership, immediately prior to such Company Transaction, of the Outstanding Company Common Stock and Outstanding Company Voting Securities;

(b) no Entity (other than the Company, any employee benefit plan (or related trust) of the Company or a Related Company, the Successor Company or, if reference was made to equity ownership of any Parent Company for purposes of determining whether clause (a) above is satisfied in connection with the applicable Company Transaction, such Parent Company) will beneficially own, directly or indirectly, 30% or more of, respectively, the outstanding shares of common stock of the Successor Company or the combined voting power of the outstanding voting securities of the Successor Company entitled to vote generally in the election of directors unless such ownership resulted solely from ownership of securities of the Company prior to the Company Transaction; and

(c) individuals who were members of the Incumbent Board will immediately after the consummation of the Company Transaction constitute at least a majority of the members of the board of directors of the Successor Company (or, if reference was made to equity ownership of any Parent Company for purposes of determining whether clause (a) above is satisfied in connection with the applicable Company Transaction, of the Parent Company).

“Restricted Stock” means an Award of shares of Common Stock granted under Section 10 (and subject to the provisions of Section 10.3), the rights of ownership of which are subject to restrictions prescribed by the Committee.

“Retirement,” unless otherwise defined in the instrument evidencing the Award or in a written employment, services or other agreement between the Participant and the Company or a Related Company, means “Retirement” as defined for purposes of the Plan by the Committee or the Company’s chief human resources officer or other person performing that function or, if not so defined, means Termination of Service on or after the date the Participant reaches “normal retirement age,” as that term is defined in Section 411(a)(8) of the Code.

“Securities Act” means the Securities Act of 1933, as amended from time to time.

“Stock Appreciation Right” or “SAR” means a right granted under Section 9.1 to receive the excess of the Fair Market Value of a specified number of shares of Common Stock over the grant price.

“Stock Award” means an Award of shares of Common Stock granted under Section 10 (and subject to the provisions of Section 10.3), the rights of ownership of which are not subject to restrictions prescribed by the Committee.

“Stock Unit” means an Award denominated in units of Common Stock granted under Section 10 (and subject to the provisions of Section 10.3).

“Substitute Awards” means Awards granted or shares of Common Stock issued by the Company in substitution or exchange for awards previously granted by an Acquired Entity.

“Successor Company” means the surviving company, the successor company or Parent Company, as applicable, in connection with a Company Transaction.

“Termination of Service” means a termination of employment or service relationship with the Company or a Related Company for any reason, whether voluntary or involuntary, including by reason of death, Disability or Retirement. Any question as to whether and when there has been a Termination of Service for the purposes of an Award and the cause of such Termination of Service shall be determined by the Company’s chief human resources officer or other person performing that function or, with respect to directors and executive officers, by the Human Resources and Compensation Committee, whose determination shall be conclusive and binding. Transfer of a Participant’s employment or service relationship between the Company and any Related Company shall not be considered a Termination of Service for purposes of an Award. Unless the Human Resources and Compensation Committee determines otherwise, a Termination of Service shall be deemed to occur if the Participant’s employment or service relationship is with an entity that has ceased to be a Related Company.

“Vesting Commencement Date” means the Grant Date or such other date selected by the Committee as the date from which an Award begins to vest.

PLAN ADOPTION AND AMENDMENTS/ADJUSTMENTS
SUMMARY PAGE

Date of Board Action	Action	Section/Effect of Amendment	Date of Shareholder Approval
August 14, 2009	Initial Plan Adoption		October 7, 2009

EXHIBIT 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
RULE 13a-14(a) OR RULE 15d-14(a)
OF THE SECURITIES EXCHANGE ACT OF 1934

I, Michael D. Burger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Merix Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  January 13, 2010

/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13a-14(a) OR RULE 15d-14(a)
OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kelly E. Lang, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Merix Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  January 13, 2010

/s/ KELLY E. LANG
Kelly E. Lang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)